Form 10-K
period 2020-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2021-03-01
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2021, there were 83,209,012 issued and 77,789,018 outstanding shares of the Registrant’s Common Stock, including 171,301 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2020, as quoted by the NYSE, was approximately $1.06 billion.
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III).

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
In addition, the COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of COVID-19 on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated, and the extent to which the economy can remain open. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased expenses and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
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
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included purchased credit deteriorated "PCD" loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency, Inc. allows the Company to expand its products offerings to its customers to include an array of commercial and personal lines of insurance.

Under the merger agreement, each share of outstanding SB One common stock was exchanged for 1.357 shares of the Company's common stock. The Company issued 12.8 million shares of common stock from treasury stock, plus cash in lieu of fractional shares in the acquisition of SB One. The total consideration paid for the acquisition of SB One was $180.8 million. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair value. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $22.4 million and was recorded as goodwill.
Capital Management. The Company paid cash dividends totaling $65.8 million and repurchased 1.3 million shares of its common stock at an average cost of $16.59, which totaled $22.1 million in 2020. At December 31, 2020, 262,927 shares remained eligible for repurchase under the board approved stock repurchase program. The Company’s Board of Directors authorized the Company’s ninth stock repurchase program to commence upon completion of the existing authorization. Under the new authorization, the Company may repurchase up to 5% of the number of shares of common stock currently outstanding, or approximately 3.9 million shares. Completion of the repurchase program will not be limited to a specific time period. The Company and the Bank were “well capitalized” at December 31, 2020 under current regulatory standards.
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
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank invests in mortgage-backed securities and other permissible investments. Also, the Bank provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance brokerage services through its wholly owned subsidiary, SB One Insurance Agency, Inc.
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
Asset Quality. As of December 31, 2020, non-performing assets were $91.6 million or 0.71% of total assets, compared to $42.9 million or 0.44% of total assets at December 31, 2019. The increase in non-performing loans in 2020 reflects the effects of the protracted duration of the pandemic and related government response, and the attendant increased uncertainty of affected borrowers’ ability to repay all contractually due principal and interest. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $8.74 billion at December 31, 2020, representing 88.9% of total deposits, compared with $6.37 billion, or 89.7% of total deposits at December 31, 2019. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate increased non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, insurance, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $72.4 million for the year ended December 31, 2020, compared with $63.8 million for the year ended December 31, 2019, of which fee income and wealth management income were $23.8 million and $25.7 million, respectively, for the year ended December 31, 2020, compared with $28.3 million and $22.5 million, respectively, for the year ended December 31, 2019.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings. At December 31, 2020, 63.49% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2020, the Bank’s securities portfolio totaled $1.62 billion and had an expected average life of 3.93 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2020, the Bank operated a network of 99 full-service banking offices throughout fourteen counties in northern and central New Jersey, as well as three counties in Pennsylvania and one county in New York. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania and Queens, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.1 million, which was 79.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.2% of that state’s total population. The Bank's New York market area has a population of approximately 2.2 million, which was 11.5% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 7.6% at December 31, 2020, an increase from 3.5% at December 31, 2019. The unemployment rate in Pennsylvania was 6.7% for December 31, 2020, an increase from 4.5% at December 31, 2019. The unemployment rate in New York was 8.2% for December 31, 2020, an increase from 3.9% at December 31, 2019.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 2.55%, 0.70% and 0.18% share of bank deposits as of June 30, 2020, respectively, the latest date for which statistics are available. These figures include SB One Bank market areas.
COMPETITION
The Bank faces significant competition in originating and retaining loans and attracting deposits as its market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies, on-line lenders and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits comes from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. The Bank also faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
The Bank competes in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiaries. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch ATMs, and its mobile, digital and telephone services.
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
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have maturities of either 5 or 10 years. For loans greater than $15.0 million originated with maturities in excess of 7 years, the Bank generally requires loan-level interest rate swaps for qualified borrowers.
The Bank has historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential rental projects, that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews, and to review all construction advances made against work in place, and a limitation on how and when loan proceeds are advanced. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio by type (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for credit losses) at the dates indicated. The allowance for credit losses for 2020 was based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year credit losses were based upon the incurred loss methodology:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,294,702	13.32%	$1,078,227	14.82%	$1,100,009	15.29%	$1,142,914	15.73%	$1,212,255	17.46%
Commercial mortgage loans	3,458,666	35.58	2,578,477	35.43	2,299,417	31.96	2,171,174	29.88	1,978,700	28.50
Multi-family mortgage loans	1,484,515	15.27	1,225,675	16.84	1,339,800	18.62	1,404,005	19.32	1,402,169	20.20
Construction loans	541,939	5.57	429,812	5.91	388,999	5.41	392,580	5.40	264,814	3.81
Total mortgage loans	6,779,822	69.74	5,312,191	73.00	5,128,225	71.28	5,110,673	70.33	4,857,938	69.97
Commercial loans	2,567,470	26.41	1,634,759	22.46	1,695,148	23.56	1,745,301	24.02	1,630,887	23.49
Consumer loans	492,566	5.07	391,360	5.38	431,428	6.00	473,958	6.52	516,755	7.44
Total gross loans	9,839,858	101.22	7,338,310	100.84	7,254,801	100.84	7,329,932	100.87	7,005,580	100.90
Premiums on purchased loans	1,566	0.02	2,474	0.02	3,243	0.04	4,029	0.06	4,968	0.07
Unearned discounts	(12)	—	(26)	—	(33)	—	(36)	—	(39)	—
Net deferred fees	(18,522)	(0.20)	(7,873)	(0.10)	(7,423)	(0.11)	(8,207)	(0.10)	(7,023)	(0.08)
Total loans	9,822,890	101.04	7,332,885	100.76	7,250,588	100.77	7,325,718	100.83	7,003,486	100.89
Allowance for credit losses	(101,466)	(1.04)	(55,525)	(0.76)	(55,562)	(0.77)	(60,195)	(0.83)	(61,883)	(0.89)
Total loans, net	$9,721,424	100.00%	$7,277,360	100.00%	$7,195,026	100.00%	$7,265,523	100.00%	$6,941,603	100.00%

The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. As of December 31, 2020, the Company secured 1,287 PPP loans for its customers totaling $473.2 million.
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2020, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$8,429	$4,444	$15,338	$123,191	$462,378	$680,922	$1,294,702
Commercial mortgage loans	335,577	496,147	546,759	1,485,909	299,924	294,350	3,458,666
Multi-family mortgage loans	72,974	156,876	269,278	783,591	46,988	154,808	1,484,515
Construction loans	279,389	232,421	10,877	7,635	11,347	270	541,939
Total mortgage loans	696,369	889,888	842,252	2,400,326	820,637	1,130,350	6,779,822
Commercial loans	468,008	738,783	279,980	619,478	246,701	214,520	2,567,470
Consumer loans	20,334	11,330	15,067	106,298	196,071	143,466	492,566
Total gross loans	$1,184,711	$1,640,001	$1,137,299	$3,126,102	$1,263,409	$1,488,336	$9,839,858

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2020 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	( In thousands)
Residential mortgage loans	$1,029,487	$256,786	$1,286,273
Commercial mortgage loans	1,041,551	2,081,538	3,123,089
Multi-family mortgage loans	329,347	1,082,194	1,411,541
Construction loans	6,982	255,568	262,550
Total mortgage loans	2,407,367	3,676,086	6,083,453
Commercial loans	1,017,236	1,082,226	2,099,462
Consumer loans	232,503	239,729	472,232
Total loans	$3,657,106	$4,998,041	$8,655,147

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2020, $1.29 billion or 13.3% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 80.2% were fixed-rate and 19.8% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2020, $21.4 million or 7.54% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2020 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $16.1 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $55.3 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings and retail and industrial properties. Commercial real estate loans were 35.6% of the total loan portfolio at December 31, 2020. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank’s largest commercial mortgage loan as of December 31, 2020 was a $38.2 million loan secured by a first mortgage lien on fifteen mixed-use retail, residential and office buildings located in Hoboken, NJ. This was for an acquisition and refinance of fifteen Bank mortgaged properties by a large publicly traded, investment grade REIT with extensive experience and a successful track record. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2020. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Multi-family Loans. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Mult-family loans were 15.3% of the total loan portfolio at December 31, 2020. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2020 was a $40.6 million loan secured by a first leasehold mortgage lien on a 129-unit, six-story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2020. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)

Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
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
For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales for competing projects. The Bank also obtains personal guarantees, where appropriate, and conducts environmental due diligence as appropriate.
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
The Bank’s largest construction loan at December 31, 2020 was a $34.5 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 189,889 square foot industrial building on 13.9 acres located in Logan Township, NJ. The loan had an outstanding balance of $19.3 million at December 31, 2020. This loan closed in 2020 with construction completion expected by the end of 2021. This project is 100% pre-leased. The project sponsor is an experienced and long standing real estate owner and developer with a successful track record in the development and management of commercial real estate. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2020.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 26.4% of the total loan portfolio at December 31, 2020. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.
The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank has “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. At December 31, 2020, the Company had 1,287 PPP loans, which totaled $473.2 million. The PPP loans are fully guaranteed by the Small Business Administration and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.

The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases, the Bank obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.
Commercial loans generally bear higher interest rates than mortgage loans, but they also involve a higher risk of default and a higher loss given default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment.
The Bank’s largest commercial loan as of December 31, 2020 was a $30.0 million working capital and bonding line of credit to a large and long standing general contractor specializing in heavy bridge and highway construction. The loan, which is annually renewable at the Bank’s option, is unsecured and primarily used for working capital and bonding purposes. The loan has a risk rating of “5” (loans rated 1-4 are deemed “acceptable quality”, while loans rated 5 are deemed "pass/watch" – see discussion of the Bank’s nine-point risk rating system for loans under “allowance for credit losses” in the “Asset Quality” section). At December 31, 2020, there was an $800,000 outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 5.1% of the total loan portfolio at December 31, 2020. Home equity loans and home equity lines of credit constituted 96.5% of the consumer loan portfolio and indirect marine loans constituted 0.8% of the consumer loan portfolio as of December 31, 2020. The remaining 2.7% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans. The Bank no longer purchases or originates indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first-lien) basis. At December 31, 2020, first-lien home equity loans outstanding totaled $301.3 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2020 were $371.2 million and $126.2 million, respectively, representing utilization of 34.0%.
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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Originations:
Residential mortgage	$284,207	$155,211	$108,406
Commercial mortgage	720,416	577,603	448,137
Multi-family mortgage	233,944	154,235	126,159
Construction	391,268	381,775	360,413
Commercial	1,764,099	1,445,345	1,992,972
Consumer	101,596	114,230	120,369
Subtotal of loans originated	3,495,530	2,828,399	3,156,456
Loans purchased	—	—	1,344
Total loans originated and purchased	$3,495,530	2,828,399	3,157,800

Loans acquired at fair value in acquisition	$1,766,115	—	—

Loans sold	87,413	16,212	36,043

Repayments:
Residential mortgage	290,908	176,112	149,326
Commercial mortgage	57,358	361,832	348,055
Multi-family mortgage	484,404	283,085	204,781
Construction	108,873	246,852	296,450
Commercial	1,447,267	1,492,822	2,006,342
Consumer	214,248	154,122	162,597
Total repayments	$2,603,058	2,714,825	3,167,551
Total reductions	2,690,471	2,731,037	3,203,594
Other items, net(1)	(81,169)	(15,065)	(29,336)
Net increase (decrease)	$2,490,005	$82,297	$(75,130)

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
The largest individual lending authority is $10.0 million, which is only available to the Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Lending Chief of Staff and the Chief Credit Officer. The authority of the Chief Lending Officer and Chief Credit Officer may be increased to $15.0 million for permanent commercial real estate loans acting jointly. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of eleven senior officers including the Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Administrative Officer, the Credit Risk Manager and the Lending Chief of Staff, and requires a majority vote for credit approval.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Chief of Staff or the Department Manager of the lending department responsible for the underlying loan, if it is within his or her approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Board of Directors on a quarterly basis, or more frequently if necessary.

The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating for each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting, lending review and loan review processes. Loan review examinations are performed by an independent third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee, which meets to review all loans rated a “Pass/Watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for credit losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2020, the regulatory lending limit was $177.0 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $100.0 million for loans with a risk rating of "2" or better, up to $90.0 million for loans with a risk rating of "3", and up to $65.0 million for loans with a risk rating of "4". For a select group of the most credit-worthy and diversified borrowers, the maximum group exposure limit is up to $130.0 million. Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2020, the Bank’s largest group exposure with an individual borrower and its related entities was $119.2 million, consisting of seven commercial real estate loans totaling $97.6 million, secured by five retail properties and two office buildings located in New Jersey and Pennsylvania, one construction loan totaling $5.3 million, secured by a retail and office building project located in Pennsylvania, an $8.4 million land loan secured by 31 acres in New Jersey, a $6.0 million unsecured line of credit, $500,000 under letters of credit, $400,000 under ACH facilities and $1.0 million in interest rate swap exposure. The loans have an average risk rating of “4”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the states of New Jersey and Pennsylvania. As of December 31, 2020, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2020, the Bank had $1.79 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. The majority of our deferrals initially consisted of 90-day principal and interest deferrals with additional deferral periods granted on a case by case basis at the Bank’s option. Interest income has continued to be recognized over the contractual life of the loan.
As of December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs related to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020.
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
Federal and state regulations as well as the Bank’s policy require the Bank to utilize an internal risk rating system as a means of reporting problem and potential problem assets. Under this system, the Bank classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses, are designated “special mention.” When the Bank classifies one or more assets, or portions thereof, as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors will be evaluated at least annually. Management completed its initial development and evaluation of its quantitative loss factors in the first quarter of 2020. Qualitative adjustments give consideration to other qualitative factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2020, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2020, $265.3 million of loans were classified as “substandard,” which consisted of $127.1 million in commercial loans, $99.9 million in commercial and multi-family mortgage loans, $26.7 million in residential loans and $6.7 million in consumer loans. Within the substandard classification, $36.1 million were PCD loans. At that same date, there were $52,000 in loans classified as “doubtful.” Also, there were no loans classified as “loss” at December 31, 2020. As of December 31, 2020, $340.6 million of loans were designated “special mention.” Within the special mention classification, $27.8 million were PCD loans.
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2020				At December 31, 2019				At December 31, 2018
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	39	$8,853	44	$10,232	15	$2,579	36	$8,543	24	$5,557	31	$5,853
Commercial mortgage loans	1	113	13	11,097	—	—	6	5,270	—	—	12	3,180
Multi-family mortgage loans	2	585	—	—	—	—	—	—	—	—	—	—
Construction loans	—	—	2	1,392	—	—	—	—	—	—	—	—
Total mortgage loans	42	9,551	59	22,721	15	2,579	42	13,813	24	5,557	43	9,033
Commercial loans	1	1,179	44	27,782	2	95	24	12,137	2	13565	19	4,309
Consumer loans	13	4,518	27	2,175	12	337	18	1,148	15	610	21	1,266
Total loans	56	$15,248	130	$52,678	29	$3,011	84	$27,098	41	$19,732	83	$14,608

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2020, there were 23 TDRs totaling $16.5 million that were classified as non-accrual, compared to 14 non-accrual TDRs which totaled $5.6 million at December 31, 2019. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$9,315	$8,543	$5,853	$8,105	$12,021
Commercial mortgage loans	31,982	5,270	3,180	7,090	7,493
Multi-family mortgage loans	—	—	—	—	553
Construction loans	1,392	—	—	—	2,517
Commercial loans	42,118	25,160	15,391	17,243	16,787
Consumer loans	2,283	1,221	1,266	2,491	3,030
Total non-accruing loans	$87,090	40,194	25,690	34,929	42,401
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	$87,090	40,194	25,690	34,929	42,401
Foreclosed assets	4,475	2,715	1,565	6,864	7,991
Total non-performing assets	$91,565	$42,909	$27,255	$41,793	$50,392
Total non-performing assets as a percentage of total assets	0.71%	0.44%	0.28%	0.42%	0.53%
Total non-performing loans to total loans	0.89%	0.55%	0.35%	0.48%	0.61%
Non-performing commercial mortgage loans increased $26.7 million to $32.0 million at December 31, 2020, from $5.3 million at December 31, 2019. Non-performing commercial mortgage loans consisted of 20 loans at December 31, 2020. Of these 20 loans, 11 loans totaling $11.3 million were PCD loans. The largest non-performing commercial mortgage loan was an $11.5 million loan secured by a first mortgage on a property located in Hasbrouck Heights, New Jersey. This loan is currently paying in accordance with its restructured terms.
Non-performing commercial loans increased $17.0 million, to $42.1 million at December 31, 2020, from $25.2 million at December 31, 2019. Non-performing commercial loans at December 31, 2020 consisted of 69 loans, of which 24 loans were under 90 days accruing. Of these non-performing commercial loans, 16 were PCD loans totaling $5.5 million. The largest non-performing commercial loan relationship was a Shared National Credit ("SNC") relationship, which consisted of three loans to a restaurant group with total outstanding balances of $10.4 million at December 31, 2020. All of these loans are unsecured/non-real estate secured. These loans are currently not paying in accordance with their restructured terms. A new modification/forbearance agreement is currently being negotiated.
Non-performing construction loans totaled $1.4 million at December 31, 2020. Non-performing construction loans at December 31, 2020 consisted of two PCD loans. There were no non-performing construction loans at 2019.
At December 31, 2020, the Company held $4.5 million of foreclosed assets, compared with $2.7 million at December 31, 2019. Foreclosed assets at December 31, 2020 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2020, there were three additions to foreclosed assets with an aggregate carrying value of $2.6 million and 12 properties sold with an aggregate carrying value of $2.5 million and valuation charges of $693,000. Foreclosed assets acquired from SB One totaled $2.4 million.
Non-performing assets totaled $91.6 million, or 0.71% of total assets at December 31, 2020, compared to $42.9 million, or 0.44% of total assets at December 31, 2019. Within total non-performing assets, $20.8 million were PCD loans over 90 days past due. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.2 million during the year ended December 31, 2020. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2020 was not material.
Allowance for Credit Losses. On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. It also applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures. The adoption of the standard did not result in a change to the Company's results of operations upon adoption as it was recorded as an $8.3 million cumulative effect adjustment, net of income taxes, to retained earnings.
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
The calculation of the allowance for credit losses is a critical accounting policy of the Company. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PDR”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Asset-Liability Committee.
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; portfolio concentrations that may affect loss experience across one or more components of the portfolio; changes in industry conditions; changes in the Company’s loan review process; changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2020, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified in a Troubled Debt Restructuring (“TDR”). When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate.
A loan for which the terms have been modified resulting in a concession by the Company, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other impaired loans, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
As previously noted, in accordance with the CARES Act, the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications were not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs.
Loans that have been or are expected to be granted COVID-19 related deferrals or modifications decreased from a peak level of $1.31 billion, or 16.8% of loans, to $207.4 million, or 2.1% of loans. This $207.4 million of loans consists of $9.1 million in a first 90-day deferral period, $51.3 million in a second 90-day deferral period, $121.2 million that required additional payment relief and $25.8 million that have completed their initial deferral periods, but are expected to require ongoing assistance. Included in the $207.4 million of loans, $49.2 million are secured by hotels, $35.9 million are secured by retail properties, $30.4 million are secured by multi-family properties, of which $21.1 million are student housing related, $29.7 million are secured by residential mortgages and $4.9 million are secured by restaurants, with the balance comprised of diverse commercial loans.
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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
Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended, December 31, 2020, changing economic forecasts attributable to the COVID-19 pandemic and projected economic recovery led to provisions for credit losses and off-balance sheet credit exposures. See Note 7 to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the allowance for credit losses on loans.
Analysis of the Allowance for Credit Losses on Loans. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$55,525	$55,562	$60,195	$61,883	$61,424
Initial allowance due to the adoption of CECL	7,920	—	—	—	—
Charge offs:
Residential mortgage loans	69	44	277	421	1,033
Commercial mortgage loans	2,647	222	—	72	35
Multi-family mortgage loans	—	—	—	2	—
Construction loans	—	—	—	6	—
Commercial loans	4,763	14,023	28,986	7,187	4,862
Consumer loans	434	743	755	1,253	1,020
Total	7,913	15,032	30,018	8,941	6,950
Recoveries:
Residential mortgage loans	109	46	58	1	57
Commercial mortgage loans	177	376	431	59	504
Multi-family mortgage loans	—	—	—	—	67
Construction loans	110	—	—	6	—
Commercial loans	1776	665	428	800	570
Consumer loans	465	808	768	787	811
Total	2,637	1,895	1,685	1,653	2,009
Net charge-offs	5,276	13,137	28,333	7,288	4,941
Provision for loan losses	29,711	13,100	23,700	5,600	5,400
Initial allowance related to PCD loans	13,586	—	—	—	—
Balance at end of period	$101,466	$55,525	$55,562	$60,195	$61,883
Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.18%	0.39%	0.10%	0.07%
Allowance for credit losses to total loans	1.03%	0.76%	0.77%	0.82%	0.88%
Allowance for credit losses to non-performing loans	116.51%	138.14%	216.28%	172.34%	145.95%

Allowance for Credit Losses on Loans by Loan Category. The following table sets forth the allowance for credit losses by loan category for the periods indicated. The allowance for credit losses for 2020 was based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year credit losses were based upon the incurred loss methodology. This is based on management’s assessment as of a given point in time. This is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken, nor is it an indicator of future loss trends. The allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2020		2019		2018		2017		2016
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$7,142	13.16%	$3,414	14.69%	$3,971	15.16%	$4,328	15.59%	$5,540	17.30%
Commercial mortgage loans	42,014	35.15	12,831	35.14	12,639	31.70	13,136	29.62	12,234	28.24
Multi-family mortgage loans	15,262	15.09	3,374	16.70	4,745	18.46	4,919	19.15	7,481	20.02
Construction loans	3,890	5.51	5,892	5.86	6,323	5.36	5,669	5.35	4,371	3.77
Commercial loans	27,083	26.08	28,263	22.28	25,693	23.37	29,814	23.81	29,143	23.28
Consumer loans	6,075	5.01	1,751	5.33	2,191	5.95	2,329	6.48	3,114	7.39
Total	$101,466	100.00%	$55,525	100.00%	$55,562	100.00%	$60,195	100.00%	$61,883	100.00%
INVESTMENT ACTIVITIES
General. The Board of Directors annually approves the Investment Policy for the Bank and the Company. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the Investment Policy and establish investment strategies. Each of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Treasurer is authorized to make investment decisions consistent with the Investment Policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.
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
Securities in the investment portfolio are classified as held to maturity debt securities, available for sale debt securities, equity securities, or held for trading. Securities that are classified as held to maturity debt securities are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale debt securities are reported at fair value. Available for sale debt securities include U.S. Treasury and Agency obligations, U.S. Agency and privately-issued CMOs, corporate debt obligations. Sales of securities may occur from time to time in response to changes in market rates and liquidity needs and to facilitate balance sheet reallocation to effectively manage interest rate risk. Equity securities are traded in active markets with readily accessible quoted market prices, carried at fair value. At the present time, there are no securities that are classified as held for trading.
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than "A" ratings from the rating agencies at December 31, 2020 and the Bank had one security rated with a triple-B by Moody’s Investors Service.
CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to pass-through mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the fair value of such securities may be adversely affected by changes in market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.
At December 31, 2020, the Bank held $16,000 in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$62	$64	$118	$122	$187	$190
FHLB obligations	1,000	1,000	1,800	1,806	1,396	1,374
FHLMC obligations	3,600	3,599	1,900	1,897	2,195	2,162
FNMA obligations	1,000	1,001	900	898	899	869
FFCB obligations	2,000	2,001	1,999	2,000	499	491
State and municipal obligations	433,655	454,973	437,074	451,353	463,801	464,363
Corporate obligations	9,726	9,813	9,838	9,890	10,448	10,291
Total held-to-maturity debt securities(2)	$451,043	$472,451	$453,629	$467,966	$479,425	$479,740
Available for Sale Debt Securities:
Mortgage-backed securities	910,393	938,413	936,196	947,430	1,048,415	1,034,969
SBA pools	1,001	1,009	—	—	—	—
Asset-backed securities	52,295	53,830	—	—	—	—
State and municipal obligations	69,687	71,258	3,907	4,079	2,828	2,912
Corporate obligations	40,194	40,979	25,032	25,410	25,039	25,198
Total available for sale debt securities	$1,073,570	$1,105,489	$965,135	$976,919	$1,076,282	$1,063,079
Equity securities	$971	$971	$825	$825	$635	$635

Average expected life of securities(1)	3.93 years		3.41 years		4.72 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) At December 31, 2020, excludes $78,000 allowance for credit losses on held to maturity debt securities.
The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2020:
FNMA	$361,110	$369,353
FHLMC	318,807	327,533
GNMA	155,368	156,965

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2020. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	At December 31, 2020
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	—%	$62	5.23%	$—	—%	$—	—%	$62	5.23%
Agency obligations	—	—	7,600	69.00	—	—	—	—	7,600	—
Corporate obligations	3,009	3.80	6,717	2.54	—	—	—	—	9,726	2.93
State and municipal obligations	18,614	1.95	119,553	2.52	216,670	2.58	78,818	2.55	433,655	2.53
Total held to maturity debt securities(2)	$21,623	2.21%	$133,932	2.42%	$216,670	2.58%	$78,818	2.55%	$451,043	2.51%
Available for Sale Debt Securities:
Asset-backed securities	$—	—%	$—	—%	$—	—%	$53,830	1.27%	$53,830	—%
State and municipal obligations	—	—	684	2.50	4939	2.98	65635	2.02	71,258	2.09
Mortgage-backed securities	9,063	2.06	30,572	2.56	181,066	2.34	717,712	2.09	938,413	2.15
Agency obligations	—	—	—	—	1,009	1.68	—	—	1,009	—
Corporate obligations	—	—	5,107	3.56	33,841	4.42	2031	5.93	40,979	4.39
Total available for sale debt securities(3)	$9,063	2.06%	$36,363	2.70%	$220,855	2.67%	$839,208	2.04%	$1,105,489	2.13%

(1)    Yields are not tax equivalent.
(2)     At December 31, 2020, excludes $78,000 allowance for credit losses on held to maturity debt securities.
(3)    Totals exclude $971,000 equity securities at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 88.9% of total deposits at December 31, 2020 and 89.7% of total deposits at December 31, 2019. As of December 31, 2020 and 2019, time deposits maturing in less than one year amounted to $886.0 million and $606.9 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity at December 31, 2020.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	( In thousands)
Certificates of deposit of $100,000 or more	$252,381	$151,962	$201,628	$111,245	$717,216
Certificates of deposit less than $100,000	86,667	80,207	113,174	96,910	376,958
Total certificates of deposit	$339,048	$232,169	$314,802	$208,155	$1,094,174

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2020						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2020	2019	2018
	(In thousands)
Rate:
0.00 to 0.99%	$539,004	$35,872	$8,308	$522	$8834	$86	$592,626	$78,699	$190,118
1.00 to 2.00%	324,997	74,625	15,405	9,536	20,280	412	445,255	415,341	297,284
2.01 to 3.00%	21,411	8,392	10,511	15,179	193	—	55,686	239,737	263,090
3.01 to 4.00%	607	—	—	—	—	—	607	250	—
Total	$886,019	$118,889	$34,224	$25,237	$29,307	$498	$1,094,174	$734,027	$750,492

Borrowed Funds. At December 31, 2020, the Bank had $1.18 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,177,083	$1,190,006	$1,256,525
FHLBNY line of credit	422,000	451,000	487,000
Securities sold under agreements to repurchase	115,233	96,914	153,715
Average Balance:
FHLBNY advances	1,045,282	939,916	1,136,988
FHLBNY line of credit	97,853	325,481	259,197
Securities sold under agreements to repurchase	86,194	71,234	139,729
Weighted Average Interest Rate:
FHLBNY advances	1.49%	2.11%	1.90%
FHLBNY line of credit	1.09	2.40	2.09
Securities sold under agreements to repurchase	0.28	0.49	1.04

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2020	2019	2018
	(Dollars in thousands)
FHLBNY advances	$1,051,036	$766,409	$1,037,960
FHLBNY line of credit	25,000	298,000	283,000
Securities sold under repurchase agreements	99,936	60,737	121,322
Total borrowed funds	$1,175,972	$1,125,146	$1,442,282
Weighted average interest rate of FHLBNY advances	0.96%	2.14%	2.08%
Weighted average interest rate of FHLBNY line of credit	0.34%	1.84%	2.60%
Weighted average interest rate of securities sold under agreements to repurchase	0.26%	0.53%	0.85%
Subordinated Debentures. As part of the July 31, 2020 acquisition of SB One, the Company assumed subordinated debentures with a total outstanding balance of $27.9 million and a net fair value of $25.1 million. The outstanding balance consisted of $12.9 million of subordinated deferrable interest debentures sold by the former SB One Bancorp to Sussex Capital Trust II (the “Trust”) and $15 million of private placement of fixed to-floating rate subordinated notes to an institutional investor.
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. Concurrently, the Trust purchased $12.9 million of variable rate subordinated deferrable interest debentures from the former SB One Bancorp and issued $387,000 of Common Securities in consideration for payment of the assets of the Trust in the same amount. The subordinated debentures are the sole asset of the Trust and their terms are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at December 31, 2020 was 1.66%. The capital trust pass-through securities are currently redeemable by the Company at par in whole or in part. These capital trust pass-through securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.
In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, capital trust pass-through securities qualify as Tier I capital subject to specified limitations.
As part of the acquisition of SB One, the Company assumed a $15.0 million private placement of fixed to-floating rate subordinated notes to an institutional investor on December 22, 2016. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.
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
SB One Insurance Company Inc., a full service insurance agency offering both commercial and personal lines of insurance, is a wholly owned subsidiary of the Bank.
Sussex Capital Trust II is a Delaware statutory business trust and a non-consolidated subsidiary of the Company.
Human Capital Resources
As of December 31, 2020, the Company had 1,155 full-time and 45 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
The Company provides a number of programs and benefits designed to enhance the employee experience. In addition to access to health insurance coverage for employees and their dependents, we offer a Discover Wellness program that promotes healthy activities and educational programs that allow participating employees to earn a reduction toward the cost of the medical programs they elect.
We provide a tuition reimbursement program for both undergraduate and business graduate degrees, as well as a student loan pay down option with Company loan payment contributions of $100.00 a month for up to 60 months to help qualifying employees reduce their student loan exposures. Employees also share in our financial success while preparing for retirement through the Employee Stock Ownership Plan, or ESOP. The ESOP gives employees an opportunity to accumulate shares of our common stock and is 100% funded by the Company. To further assist our employees with retirement planning, our 401(k) plan has a 25% Company match on the first 6% of eligible compensation deferred.
Consistent with our commitment to assisting the communities we serve through monetary assistance provided by the Bank and The Provident Bank Foundation, we encourage our employees to engage in community service. We offer our employees paid time off to assist in their chosen charitable and community-based endeavors.
Our Company is committed to fostering a safe working environment, that promotes diversity, and is free from harassment or discrimination of any kind. We are proud of our diverse workforce, including women holding 62% of managerial positions. We sponsor and support programs like ProvidentWomen which advances personal and professional growth of women in business through education, networking events and volunteer opportunities.
Overall, the Company is committed to creating a working environment that promotes talent acquisition and retention, and the Company believes its working relationship with its employees is good.

REGULATION AND SUPERVISION
General
As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the accompanying regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Additionally, the Company files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws and the listing requirements of the New York Stock Exchange.
The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter and by the FDIC as its deposit insurer. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. This framework also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement authority, including the ability to set policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.
As of December 31, 2020, the Bank had consolidated assets of $12.92 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is now subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”). Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds); and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards also now become applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs, though the Company has incurred increased regulatory costs in connection with its preparations over the last several years for exceeding the $10 billion asset threshold.
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
Now that the Company has exceeded $10 billion in assets, the Company no longer qualifies for certain regulatory relief provided under the Economic Growth Act, but the Company has and expects to continue to benefit from the above amendments which raised the above asset thresholds for conducting annual company-run stress tests. However, notwithstanding this regulatory relief, the Company intends to continue to employ stress testing protocols commensurate with the risk of the institution as part of its enterprise risk management framework. The Company currently has, and will continue to maintain, a risk committee of its board of directors.
The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in this Annual Report on Form 10-K.

Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has and continues to create disruptions to the global economy, businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including several mandates from the federal bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by COVID-19. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. In New Jersey, Governor Philip Murphy has, barring rare circumstances, suspended evictions and foreclosures throughout the state at least until April 19, 2021. Similar provisions have been enacted by the New York General Assembly and signed into law by Governor Cuomo through May 1, 2021. Also, the New Jersey Department of Banking and Insurance issued a bulletin encouraging entities regulated by the Department to work with and assist customers who have been adversely affected by COVID-19-related issues. There continues to be mounting pressure on governors and localities to take further relief action.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacts financial institutions. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020, or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on December 21, 2020, the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac would extend their single-family moratorium on foreclosures and evictions through February 28, 2021. The FHA also extended through February 28, 2021, the deadline for single family borrowers with FHA-insured mortgages to request an initial COVID-19 forbearance from their mortgage servicer to defer or reduce their mortgage payments for up to six months, which can be extended for an additional six months. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multi-family mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continues and the new administration has recently announced extensions of the foreclosure moratorium through at least June 30, 2021.
The bank regulatory agencies have ensured that adequate flexibility will be given to financial institutions who work with borrowers affected by COVID-19, and have indicated that they will not criticize institutions who do so in a safe and sound manner. Further, the federal bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue to assist those borrowers impacted by COVID-19. On April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by COVID-19. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and commercial real estate transactions through December 31, 2020. On January 20, 2021, upon the inauguration of President Biden, the incoming Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention, which was recently extended by Congress through January 31, 2021, through March 31, 2021. Separately, as part of the COVID-19 relief package proposed by the Administration, this eviction moratorium would be further extended through September 30, 2021 if adopted as proposed. Further additional actions by the Administration may be taken in the future.
Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, business with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.
Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2020, the Bank was considered “well capitalized” under FDIC guidelines.

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
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

Additionally, in December 2019, the federal banking agencies issued a final rule on the capital treatment of High Volatility Commercial Real Estate ("HVCRE") exposures which brought the regulatory definition of HVCRE exposure in line with the statutory definition of HVCRE ADC in the Economic Growth Act. The final rule also clarifies the capital treatment for loans that finance the development of land under the revised HVCRE exposure definition and establishes the requirements for certain exclusions from HVCRE exposure capital treatment.
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
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2020:

	As of December 31, 2020
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,086,589	8.75%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,086,589	9.96	4.50	7.00
Tier 1 risk-based capital	1,086,589	9.96	6.00	8.50
Total risk-based capital	1,223,469	11.21	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2020, the Bank was considered “well capitalized” under FDIC guidelines.
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
However, in November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the new rule, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities), have heightened compliance obligations. The new rule became effective on January 1, 2020, but banking entities were not be required to comply with the new rules until January 1, 2021.
Further, on June 25, 2020, the five U.S. financial regulators issued a final rule that modifies the rule's prohibition on banking entities investing in or sponsoring “covered funds.” The new rule (1) streamlines the covered funds portion of the rule; (2) addresses the extraterritorial treatment of certain foreign funds; and (3) permits banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker rule was intended to address. Although we will benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we will remain subject to the modified rules and requirements related to covered funds. Accordingly, we expect that the revised rule will reduce some of our compliance costs, but in the short term we may experience some costs in developing and implementing changes in conformance with the new rule.

Current Expected Credit Loss ("CECL") Treatment. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans and leases held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019.
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
Further information regarding the impact of CECL can be found in Note 5 “Held to Maturity Debt Securities”, Note 7 “Loans Receivable and Allowance for Credit Losses”, and Note 17 “Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”.
On May 8, 2020, four federal banking agencies issued an interagency policy statement on the new CECL methodology. The policy statement seeks to harmonize the agencies' policies on allowance for credit losses with the FASB's new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining an allowance for credit loss ("ACL") on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The proposed policy statement becomes effective at the time that each institution adopts the new standards required by the FASB.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2020, dividends paid by the FHLBNY to the Bank totaled $3.7 million.
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
The FDIC established a long range target size for the DIF of 2% of insured deposits. The FDIC’s regulations also provided for a lower assessment rate schedule when the DIF reached 1.15% of total insured deposits. The 1.15% ratio was achieved as of June 30, 2016. As a result, effective July 1, 2016, the assessment range (inclusive of possible adjustments) was lowered to 1.5 to 30 basis points for banks of less than $10 billion in consolidated assets. The Dodd-Frank Act required banks with greater than $10 billion in assets to pay to increase the DIF reserve ratio from 1.15% to 1.35%. Consequently, also effective July 1, 2016, banks of greater than $10 billion assets paid a surcharge of 4.5 basis points on assets above $10 billion. In November 2018, the FDIC indicated that the 1.35% ratio had been achieved, that surcharges on banks with more than $10 billion in assets would cease and that institutions below that size would receive credits for the portion of their assessment that contributed to the reserve ratio between 1.15% and 1.35%, effective when the ratio reaches 1.38%. Also on July 1, 2016, the FDIC eliminated the risk categories. The FDIC indicated that those credits were completely remitted as of September 30, 2020.
Most institutions are now assessed based on financial ratios derived from statistical models that estimate the probability of a bank’s failure within three years. Banks of greater than $10 billion are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings and financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail. When the Bank exceeds $10 billion in assets for four consecutive calendar quarters, which will occur in the first quarter of 2021, it will be classified as a large institution for deposit insurance assessment purposes, which is likely to result in a higher FDIC insurance premium.
On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) the identification of a number of business relationships (“designated exceptions”) to which the “primary purpose” exception is automatically applicable; (3) the establishment of a “transparent” application process for entities that seek a “primary purpose” exception, but do not qualify as a “designated exception”; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI is not considered a “deposit broker.” We are currently evaluating the impact of this change in the FDIC’s regulatory framework with respect to brokered deposits, which could result in a change in our DIF assessment rate.
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of law and to unsafe or unsound practices.
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
Privacy and Data Security Standards. Applicable regulations require the Bank to disclose its privacy policies, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.
The FDIC regulations also require the Company and the Bank to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices. In addition, the Company and the Bank are required to provide customers with the ability to “opt-out” of having the Company and the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.
Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
In many jurisdictions, including every state of the United States, consumers must be notified in the event of a data breach. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which became effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on December 18, 2020, the federal financial regulatory agencies announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents, termed "computer-security incidents" that are "notification incidents."
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
In December 2019, the OCC and FDIC released a notice of proposed rulemaking seeking to revise the federal interagency CRA regulations, which had not been substantively updated in nearly 25 years. On June 5, 2020, the OCC issued a final rule that is generally consistent with the proposed rule. The FDIC, however, did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing pandemic. Specifically, the rule (1) clarifies which activities qualify for CRA credit and (2) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail deposits, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Members of Congress and community groups have expressed hostility to the new rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is not possible to predict the substance and timing of a revised CRA rule.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of the borrower’s characteristics as specified in those statutes.  An institution’s failure to comply with the Equal Credit Opportunity Act and/or the Fair Housing Act could result in enforcement actions by the FDIC, and CFPB, as well as other federal regulatory agencies and the Department of Justice.
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
Consumer Financial Protection. Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Company and its bank subsidiaries are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, TILA, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.
Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage (“QM”) is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount.
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice (DOJ), the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. Now that the Company has exceeded $10 billion in assets in 2020, it is subject to the supervisory and enforcement authority of the CFPB.
The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a stringent consumer compliance environment and is incurring additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB, other financial regulatory agencies, as well as the Department of Justice have recently pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.

Anti-Money Laundering. The Bank must comply with the anti-money laundering (“AML”) provisions of the Bank Secrecy Act (“BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the FDIC and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury.
The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
The bank regulatory agencies have increased the regulatory scrutiny of the BSA and AML programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures which are in compliance with these requirements.
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
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. For 2020, the Federal Reserve Board regulations generally required that reserves of 3% be maintained against aggregate transaction accounts over $16.9 million and up to $127.5 million, and 10% against that portion of total transaction accounts in excess of up to $127.5 million. The first $16.9 million of otherwise reservable balances were exempted from the reserve requirements. The Bank was in compliance with these requirements. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero. That step was taken due to a change in the FRB’s approach to monetary policy. The Federal Reserve indicated that it has no plans to reimpose reserve requirements, but could do so if conditions warrant. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
Income on Interchange Fees
Now that the Company exceeded $10 billion in assets in 2020, the Company is subject to the interchange fee cap mandated by the Dodd-Frank Act. As such, the fees the Company may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Company had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.
Digital Banking
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2020.

	As of December 31, 2020
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,157,505	9.30%	4.00%	4.00%
Common Equity Tier 1 risk-based capital	1,144,618	10.46	4.50	7.00
Tier 1 risk-based capital	1,157,505	10.58	6.00	8.50
Total risk-based capital	1,306,494	11.94	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2020, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Federal Reserve Board regulations require a bank holding company to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The regulations provide that such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, is well-managed, and that is not the subject of any unresolved supervisory issues. Notwithstanding the aforementioned regulations, Federal Reserve Board guidance indicates that bank holding companies should inform Federal Reserve staff of certain proposed repurchases of common stock, sufficiently in advance to allow for supervisory review and possible objection.
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
On January 30, 2020, the Federal Reserve finalized a rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The rule’s original effective date, April 1, 2020, was delayed on March 31, 2020, and became effective September 30, 2020. The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
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
On March 27, 2020 in response to COVID-19 and it’s detrimental impact to the global economy, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) into law, which provides stimulus to the US economy in the form of various individual and business assistance programs as well as temporary changes to existing law. The CARES Act of 2020 includes tax provision that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based laws. ASC740 requires the tax effects of changes in tax law or rates to be recorded in the period of enactment. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of 12/31/2020 was not material.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2020 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2020, the Bank had an unrecognized tax liability of $13.4 million with respect to this reserve.
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
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are subject to the corporation business tax at 9% of apportioned taxable income. As a result of legislation that New Jersey enacted on July 1, 2018 and an extension passed on September 29, 2020, the Company and the Bank are subject to an additional temporary surtax effective for tax years 2018 through 2023, and are required to file combined tax returns beginning 2019.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2020 is 29.4% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned net income. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The Company's 2017 and 2018 New York State returns are currently under audit.
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
Risks Related to the Economy, Financial Markets, and Interest Rates
Changes to the underlying drivers of our net interest income could adversely affect our results of operations and financial condition.
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
Our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income for such period would increase 2.6% or $8.8 million. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevented us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2020, our available for sale debt securities portfolio totaled $1.11 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have a temporary adverse effect on stockholders’ equity.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we rely on our loan monitoring program, our loan quality reviews, our credit risk rating process, loan portfolio trends, our experience, our evaluation of economic conditions and our selection of a reasonable and supportable forecast, among other factors. Furthermore, on January 1, 2020 the Company adopted CECL which requires us to measure projected credit losses over the estimated life of the asset by applying quantitative and qualitative loss factors we derive using a macroeconomic forecast that we deem most likely to occur. This new standard may increase not only the amount of allowance for credit losses, but also the volatility of our provisions for credit losses. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.
Commercial real estate, commercial & industrial and construction loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2020, our portfolio of commercial real estate loans, including multi-family loans, totaled $4.94 billion, or 50.8% of total loans, our commercial & industrial loans totaled $2.57 billion, or 26.4% of portfolio loans, and our construction loans totaled $541.9 million, or 5.6% of total loans. We plan to continue to emphasize the origination of these types of loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial and industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans pose higher risk levels than the levels expected at origination, as projects may stall, absorption may be slower than projected or sell at prices lower than expected. In addition, many of our borrowers also have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.
Risks Related to Regulatory, Compliance, Environmental and Legal Matters
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to the extensive regulation, supervision and examination of various regulatory authorities, but primarily by the New Jersey Department of Banking and Insurance, our chartering authority, and by the FDIC, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets, the adequacy of our allowance for credit losses, and our management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
The potential exists for additional federal or state laws and regulations regarding capital requirements, lending and funding practices, liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends that may be identified in our examinations, which may include the potential for the issuance of formal enforcement orders. Further, actions taken to date, as well as potential actions, may not provide the level of beneficial effects necessary to offset their cost to us. In addition, new laws, regulations, and other regulatory changes could further increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, may also significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Further, with a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate. With unified control of the Executive Branch and both chambers of Congress, one party now has complete control of the legislative and executive agendas. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear. Also, the new Administration has and will likely continue to change leadership and senior staff positions at the federal regulatory agencies, the CFPB, the SEC and the Treasury Department. Also, the Board of Governors of the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next several years. These changes will likely impact the rulemaking supervision, examination and enforcement priorities and policies of the agencies.
As a financial institution with assets greater than $10 Billion, we are subject to additional regulation and increased supervision, including by the CFPB.
Provident's total assets were $12.92 billion at December 31, 2020. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
We may be required to invest more significant management attention and resources to make further changes necessary to comply with enhanced regulatory expectations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be material.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. While our level of CRE Loans equaled 457.3% of total risk-based capital at December 31, 2020, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
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
Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to BSA/AML compliance, CRA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of the merger which would adversely affect our business following the closing, or which were not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
We may experience impairments of goodwill or other intangible assets in the future.

As of December 31, 2020, our consolidated balance sheet included goodwill of $443.0 million and other intangible assets of $23.2 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in a decline in fair value of our goodwill or other intangible assets, which may be less than the carrying value, and, as a result may adversely affect our financial condition. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
The establishment of a State Bank in New Jersey could be disruptive to our overall strategies and potentially reduce the level of public funds held on deposit with us.
We maintain a large and relatively stable level of deposits from local government entities, primarily through relationships we have cultivated with New Jersey municipalities. These deposits are a relatively low-cost source used to fund our loans and investments and we also provide related ancillary services. The State of New Jersey is exploring a State Bank, whose purpose would be to promote small businesses, fair educational lending, housing, infrastructure improvements, community development, economic development, commerce and industry in the State. As currently proposed, it intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. There can be no assurance that legislation to further the establishment of a State Bank will occur as currently proposed.
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
Climate change and related governmental action may materially affect the Company’s business and results of operations.
The effects of climate change continue to create a level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an effort to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict specifically how climate change may impact the financial condition and operations of the Company; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing certain loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse impact on our financial condition and results of operations.
Risk Related to Business Environment and Operations.
The economic impact of the COVID-19 outbreak has adversely affected, and is likely to continue to adversely affect, the Company's business and results of operations.
The COVID-19 pandemic has caused significant economic dislocation which has resulted in prolonged stress on economic activity and a related increase in unemployment. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. While portions of the national economy have reopened,significant uncertainty remains concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are being distributed to certain population groups, it is too early to know how quickly these vaccines can be distributed to the general population and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic. Finally, the spread of COVID-19 has caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company continues to have many employees working remotely.
The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which remain highly uncertain and cannot be predicted, including the level of infections, efficacy and availability of therapeutics, the speed, strength and extent of an economic recovery, and any adverse economic impact from future actions that may be taken by governmental authorities and other third parties in response to the pandemic.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company's business. The extent of such impact will depend on future developments, which are highly uncertain, including when the outbreak can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material adverse effect on our respective business, financial condition, liquidity, and results of operations:
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
•the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•the Company's reliance on third party vendors for certain services and the unavailability of a critical service due to the pandemic could have an adverse effect on the Company.
These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the operations of the Company.
Governmental and regulatory actions to mitigate the impact of the COVID-19 pandemic could result in a material decline in our earnings.
There have been several regulatory and legislative actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19 and mandatory loan forbearances. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. Due to the unforeseen nature of the pandemic, future regulatory action is highly uncertain and cannot be predicted. Further, there have been several other bank regulatory actions and legislative changes intended to help mitigate the adverse impact of COVID-19. There continues to be mounting pressure on federal and state officials to take further action. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue. Please see the Company's discussion on the CARES Act on page 26 in the Regulation and Supervision section.
The Company has offered, and may continue to offer, payment deferrals, forbearances, and other forms of assistance to commercial, small business and consumer customers that have been impacted by the COVID-19 pandemic. If these customers are unable to repay their loans in a timely manner when payment deferrals, forbearances or other forms of assistance end, delinquency levels may increase, the Company may be required to reverse the accrual of interest during the deferral or forbearance period, and the Corporation may need to provide additional reserves for credit losses.
Our continuing concentration of business in a relatively confined region may increase our risk.

Our success is significantly affected by general economic conditions in our market area. Unlike some larger banks that are more geographically diversified, we provide banking, financial, and wealth management services to customers mostly located in our primary markets. Consequently, a downturn in economic conditions in our local markets would have a significant impact on our loan portfolios, the ability of borrowers to meet their loan payment obligations and the value of the collateral securing our loans. Adverse local economic conditions caused by inflation, recession, unemployment, state or local government action, or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our business.
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
Additionally, we target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in our market area. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
Uncertainty about the future of LIBOR may adversely affect our business.
The London Interbank Offered Rate (“LIBOR”) is a global financial benchmark and reference rate that we use to set interest rates for a significant portion of our commercial loan portfolio. At December 31, 2020, loans utilizing the LIBOR rate totaled $2.27 billion. The marketplace that sets the LIBOR rate has announced that it will no longer support LIBOR after 2021.
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
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. The emergence of widespread health emergencies or pandemics, such as the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our overall profitability, including our wealth management fee income.
A general economic slowdown could affect our core banking business. Headwinds facing the U.S. economy continued during 2020, even as the economy recovered from the COVID-19 induced recession, noting in particular the unemployment rate remains well above its pre-pandemic level. The projected forecast has the economy continuing its recovery from the recession brought about by the pandemic, largely due to unprecedented fiscal support and monetary stimulus. Adverse changes in the economy could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.

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
As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP which could have a significant adverse impact on our business, financial position, results of operations, and prospects.
The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry an interest rate of 1% per annum and a maturity of two years if originated before June 5, 2020 and five years if originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. The initial phase of PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the PPP was reopened for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. We had approximately $473.2 million of PPP outstanding as of December 31, 2020.
Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.
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
Furthermore, key components of the financial services value chain have been replicated by digital innovation, commonly referred to as Fintech. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies. In July 2018, the OCC announced that it will begin accepting applications from Fintechs to become special purpose national banks. Although the OCC’s authority to issue special purpose bank charters to nonbank Fintechs continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of our operations.
Risks Related to Technology & Security
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
Misconduct of our technology by our employees could also result in fraudulent, improper or unauthorized activities on behalf of customers or improper use of confidential information. The Bank may not be able to prevent employee errors or misconduct, and the precautions the Bank takes to detect these types of activity might not be effective in all cases. Employee errors or misconduct could subject the Bank to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

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
We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to third-parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. If these third-parties were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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

Item 2.    Properties
Property
At December 31, 2020, the Bank conducted business through 99 full-service branch offices located throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus, and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania and Queens, New York. The aggregate net book value of premises and equipment was $75.9 million at December 31, 2020.
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
As of February 1, 2021, there were 83,209,012 shares of the Company’s common stock issued and 77,789,018 shares outstanding, and approximately 4,859 stockholders of record.
On January 29, 2021, the Board of Directors declared a quarterly cash dividend of $0.23 per common share which was paid on February 26, 2021, to common stockholders of record as of the close of business on February 12, 2020. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company, and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2015 through December 31, 2020, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2015.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Provident Financial Services, Inc.
Russell 2000
SNL Thrift

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Provident Financial Services, Inc.	100.00	145.39	143.64	132.69	141.64	109.82
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Thrift	100.00	122.49	121.60	102.42	126.10	116.21

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2020 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2020 through October 31, 2020	—	$—	—	1,139,388
November 1, 2020 through November 30, 2020	517,215	14.86	517,215	622,173
December 1, 2020 through December 31, 2020	359,246	17.24	359,246	262,927
Total	876,461	$15.84	876,461
The Company repurchased 876,461 shares of its common stock at a cost of $13.9 million during the fourth quarter of 2020 under the stock repurchase program approved by the Company’s Board of Directors. The Company repurchased 1.3 million shares of its common stock at a cost of $22.1 million in 2020. At December 31, 2020, 262,927 shares were eligible for repurchase under the board approved stock repurchase program.
(1) On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which commenced upon completion of the seventh repurchase program. The repurchase program has no expiration date. On December 28, 2020, the Company’s Board of Directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.

Item 6.    Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$12,919,741	$9,808,578	$9,725,769	$9,845,274	$9,500,465
Loans, net(1)	9,721,424	7,277,360	7,195,026	7,265,523	6,941,603
Held to maturity debt securities	450,965	453,629	479,425	477,652	488,183
Available for sale debt securities	1,105,489	976,919	1,063,079	1,037,154	1,039,837
Deposits	9,837,829	7,102,609	6,830,122	6,714,166	6,553,629
Borrowed funds	1,175,972	1,125,146	1,442,282	1,742,514	1,612,745
Stockholders’ equity	1,619,797	1,413,840	1,358,980	1,298,661	1,251,781
(1)    Loans are shown net of allowance for credit losses, deferred fees and unearned discount.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Selected Operations Data:
Interest income	$363,309	$371,470	$359,829	$323,846	$302,315
Interest expense	50,739	73,497	59,153	45,644	43,748
Net interest income	312,570	297,973	300,676	278,202	258,567
Provision for loan losses	29,719	13,100	23,700	5,600	5,400
Net interest income after provision for loan losses	282,851	284,873	276,976	272,602	253,167
Non-interest income	72,431	63,794	58,676	55,697	55,393
Non-interest expense	227,728	201,579	191,735	187,822	183,778
Income before income tax expense	127,554	147,088	143,917	140,477	124,782
Income tax expense	30,603	34,455	25,530	46,528	36,980
Net income	$96,951	$112,633	$118,387	$93,949	$87,802
Earnings per share:
Basic earnings per share	$1.39	$1.74	$1.82	$1.46	$1.38
Diluted earnings per share	$1.39	$1.74	$1.82	$1.45	$1.38

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.86%	1.15%	1.22%	0.99%	0.95%
Return on average equity	6.49	8.07	8.93	7.28	7.12
Average net interest rate spread	2.92	3.10	3.20	3.07	2.98
Net interest margin(2)	3.09	3.35	3.39	3.21	3.11
Average interest-earning assets to average interest-bearing liabilities	1.33	1.31	1.29	1.27	1.25
Non-interest income to average total assets	0.64	0.65	0.60	0.58	0.60
Non-interest expenses to average total assets	2.01	2.05	1.97	1.97	1.99
Efficiency ratio(3)	59.15	55.72	53.36	56.25	58.54
Asset Quality Ratios:
Non-performing loans to total loans	0.89%	0.55%	0.35%	0.48%	0.61%
Non-performing assets to total assets	0.71	0.44	0.28	0.42	0.53
Allowance for credit losses to non-performing loans	116.51	138.14	216.28	172.34	145.95
Allowance for credit losses to total loans	1.03	0.76	0.77	0.82	0.88
Capital Ratios:
Leverage capital(4)	9.30%	10.34%	10.24%	9.65%	9.25%
Total risk based capital(4)	11.94	13.47	13.27	12.67	12.50
Average equity to average assets	13.18	14.20	13.61	13.53	13.38
Other Data:
Number of full-service offices	99	83	84	84	87
Full time equivalent employees	1,178	992	1,002	1,006	1,001

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

	At December 31,
Efficiency Ratio Calculation:	2020	2019	2018	2017	2016
	(In thousands)
Net interest income	$312,570	$297,973	$300,676	$278,202	$258,567
Non-interest income	72,431	63,794	58,676	55,697	55,393
Total income	$385,001	$361,767	$359,352	$333,899	$313,960
Non-interest expense	$227,728	$201,579	$191,735	$187,822	$183,778
Expense/income	59.15%	55.72%	53.36%	56.25%	58.54%

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
Strategy
Established in 1839, the Bank is the oldest New Jersey-chartered bank in the state. The Bank offers a full range of commercial and retail loan and deposit products, and emphasizes personal service and convenience.
The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships, while carefully managing interest rate risk.
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2020, these commercial loan types accounted for 81.8% of the loan portfolio and retail loans accounted for 18.2%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2020, core deposits were 88.9% of total deposits.
The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income to the extent the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. The Company believes based upon its current balance sheet mix that assets may reprice more quickly than liabilities. Therefore, due to the current historically low interest environment, and with deposit rates at or near zero, a decrease in interest rates may result in a decrease in the Company’s average interest rate spread and net income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, loan level swap fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from wealth management services, investment product sales, insurance brokerage fees and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

Acquisitions
SB One Bancorp
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included PCD loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency, Inc. allows the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
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
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair value. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $22.4 million and was recorded as goodwill.
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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted at December 31, 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, asset valuations improved in the fourth quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at December 31, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
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
•Adequacy of the allowance for credit losses on loans
•Valuation of deferred tax assets
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
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
The calculation of the allowance for credit losses is a critical accounting policy of the Company. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PDR”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Asset-Liability Committee.
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; portfolio concentrations that may affect loss experience across one or more components of the portfolio; changes in industry conditions; changes in the Company’s loan review process; changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2020, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified in a TDR. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate.
A loan for which the terms have been modified resulting in a concession by the Company, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other impaired loans, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
As previously noted, in accordance with the CARES Act, the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications were not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs.
Loans that have been or are expected to be granted COVID-19 related deferrals or modifications decreased from a peak level of $1.31 billion, or 16.8% of loans, to $207.4 million, or 2.1% of loans. This $207.4 million of loans consists of $9.1 million in a first 90-day deferral period, $51.3 million in a second 90-day deferral period, $121.2 million that required additional payment relief and $25.8 million that have completed their initial deferral periods, but are expected to require ongoing assistance. Included in the $207.4 million of loans, $49.2 million are secured by hotels, $35.9 million are secured by retail properties, $30.4 million are secured by multi-family properties, of which $21.1 million are student housing related, $29.7 million are secured by residential mortgages and $4.9 million are secured by restaurants, with the balance comprised of diverse commercial loans.
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended, December 31, 2020, changing economic forecasts attributable to the COVID-19 pandemic and projected economic recovery led to provisions for credit losses and off-balance sheet credit exposures. See Note 7 to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2020 and 2019.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. This also applies to off-balance sheet credit exposures, which includes loan commitments, unused lines of credit and other similar instruments. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures, which resulted in an $8.3 million cumulative effect adjustment decrease, net of tax, to retained earnings. With regard to regulatory capital, the Company has elected to utilize the five-year CECL transition, which gives the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized; and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company is evaluating the impacts of this guidance and has not determined whether LIBOR transition and this guidance will have material effects on the Company's business operations and consolidated financial statements.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2020, 2019 and 2018. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$74,802	$478	0.64%	$36,592	$854	2.32%	$13,867	$269	1.91%
Federal funds sold and short-term investments	124,979	1,920	1.54	61,032	1,870	3.07	50,351	1,465	2.92
Held to maturity debt securities	446,666	11,461	2.57	467,711	12,424	2.66	472,690	12,606	2.67
Available for sale debt securities	1,043,799	21,736	2.08	1,072,106	27,455	2.56	1,046,701	26,074	2.49
Equity Securities, At Fair Value	822	—	—	724	—	—	683	—	—
Federal Home Loan Bank NY Stock	61,824	3,710	6.00	66,285	4,387	6.62	72,364	4,907	6.78
Net loans(2)	8,367,663	324,004	3.87	7,190,113	324,480	4.51	7,208,420	314,508	4.36
Total interest-earning assets	10,120,555	363,309	3.59	8,894,563	371,470	4.18	8,865,076	359,829	4.06
Non-interest earning assets	1,216,585			926,269			871,373
Total assets	$11,337,140			$9,820,832			$9,736,449
Interest-bearing liabilities:
Savings deposits	$1,143,381	$1,689	0.15%	$1,015,547	$1,681	1.17%	$1,070,868	$1,923	0.18%
Demand deposits	4,364,257	22,763	0.52	3,625,989	29,542	0.81	3,575,306	20,450	0.57
Time deposits	868,161	9,137	1.05	801,374	14,271	1.78	671,671	8,320	1.24
Borrowed funds	1,227,894	16,638	1.36	1,336,631	28,003	2.10	1,535,906	28,460	1.85
Subordinated debentures	10,439	512	4.90	—	—	—	—	—	—
Total interest-bearing liabilities	7,614,132	50,739	0.67	6,779,541	73,497	1.08	6,853,751	59,153	0.86
Non-interest bearing liabilities:
Non-interest bearing deposits	1,984,420			1,502,672			1,463,662
Other Non-interest bearing liabilities	244,025			143,760			93,825
Total Non-Interest Bearing Liabilities	2,228,445			1,646,432			1,557,487
Total liabilities	9,842,577			8,425,973			8,411,238
Stockholders’ equity	1,494,563			1,394,859			1,325,211
Total liabilities and equity	$11,337,140			$9,820,832			$9,736,449
Net interest income		$312,570			$297,973			$300,676
Net interest rate spread			2.92%			3.10%			3.20%
Net interest earning assets	$2,506,423			$2,115,022			$2,011,325
Net interest margin(3)			3.09%			3.35%			3.39%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33x			1.31x			1.29x
(1) Average outstanding balance amounts are at amortized cost.
(2) Average outstanding balances are net of the allowance for credit losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
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

	Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$7,785	$(8,110)	$(325)	$930	$59	$989
Investment securities	(968)	5	(963)	(133)	(50)	(183)
Securities available for sale	(623)	(5,096)	(5,719)	641	739	1,380
Federal Home Loan Bank Stock	(284)	(393)	(677)	(404)	(114)	(518)
Loans	49,100	(49,576)	(476)	(800)	10,773	9,973
Total interest-earning assets	55,010	(63,170)	(8,160)	234	11,407	11,641
Interest-bearing liabilities:
Savings deposits	2,606	(2597)	9	(614)	371	(243)
Demand deposits	5,235	(12,014)	(6,779)	174	8,919	9,093
Time deposits	1,107	(6,241)	(5,134)	126	5,825	5,951
Borrowed funds	(2,128)	(9,237)	(11,365)	(3,933)	3,476	(457)
Subordinated debentures	512	—	512	—	—	—
Total interest-bearing liabilities	7,332	(30,089)	(22,757)	(4,247)	18,591	14,344
Net interest income	$47,678	$(33,081)	$14,597	$4,481	$(7,184)	$(2,703)
Comparison of Financial Condition at December 31, 2020 and December 31, 2019
Total assets at December 31, 2020 were $12.92 billion, a $3.11 billion increase from December 31, 2019. The increase in total assets was primarily due to $2.20 billion of assets acquired from SB One, which includes $22.4 million of goodwill and $10.0 million of other intangible assets, as well as an increase of $473.2 million related to commercial loans made under the Paycheck Protection Program ("PPP").
The Company’s loan portfolio increased $2.49 billion to $9.82 billion at December 31, 2020, from $7.33 billion at December 31, 2019, which included $1.77 billion of loans acquired from SB One and $473.2 million of PPP loans. For the year ended December 31, 2020, loan originations, including advances on lines of credit, totaled $3.50 billion, compared with $2.83 billion for 2019. The loan portfolio had net increases of $932.7 million in commercial loans, $880.2 million in commercial mortgage loans, $258.8 million in multi-family mortgage loans, $216.5 million in residential mortgage loans and $112.1 million in construction loans.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $8.05 billion, accounting for 81.8% of the loan portfolio at December 31, 2020, compared to $5.87 billion, or 80.0% of the loan portfolio at December 31, 2019. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.79 billion and accounted for 18.2% of the loan portfolio at December 31, 2020, compared to $1.47 billion, or 20.0%, of the loan portfolio at December 31, 2019.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $225.4 million and $110.6 million, respectively, at December 31, 2020. At December 31, 2020, one SNC relationship was classified as substandard. Our share of the gross commitments and outstanding balances for this substandard SNC relationship totaled $10.4 million.
The Company had outstanding junior lien mortgages totaling $174.0 million at December 31, 2020. Of this total, 17 loans totaling $1.2 million were 90 days or more delinquent, and were allocated total loss reserves of $22,590.
At December 31, 2020, the allowance for credit losses on loans was $101.5 million, representing 1.03% of total loans, or 1.09% of total loans excluding PPP, compared to $55.5 million, or 0.76% of total loans, prior to the adoption of CECL at December 31, 2019. The allowance for credit losses on loans increased $45.9 million for the year ended December 31, 2020. The increase in the allowance for credit losses was attributable to elevated provisions for credit losses primarily due to the current weak economic forecast attributable to the COVID-19 pandemic and the adoption of CECL, along with $15.5 million and $13.6 million additions to the allowance for credit losses for loans and PCD loans, respectively, related to the acquisition of the SB One loan portfolio. The Company incurred net charge-offs of $5.3 million, compared to net-charge-offs of $13.1 million for the prior year.
Total non-performing loans at December 31, 2020 were $87.1 million, or 0.89% of total loans, compared with $40.2 million, or 0.55% of total loans at December 31, 2019. The increase in non-performing loans in 2020 reflects the effects of the protracted duration of the pandemic and related government response, and the attendant increased uncertainty of affected borrowers’ ability to repay all contractually due principal and interest. At December 31, 2020, impaired loans totaled $86.0 million with related specific reserves of $9.0 million, compared with impaired loans totaling $70.6 million with related specific reserves of $5.1 million at December 31, 2019. Within total impaired loans, there were $43.7 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing commercial mortgage loans increased $26.7 million to $32.0 million at December 31, 2020, from $5.3 million at December 31, 2019. At December 31, 2020, non-performing commercial mortgage loans consisted of 20 loans at December 31, 2020. Of these 20 loans, 11 loans totaling $11.3 million were PCD loans. The largest non-performing commercial mortgage loan was an $11.5 million loan secured by a first mortgage on a property located in Hasbrouck Heights, New Jersey. This loan is currently paying in accordance with its restructured terms.
Non-performing commercial loans increased $17.0 million to $42.1 million at December 31, 2020, from $25.2 million at December 31, 2019. Non-performing commercial loans at December 31, 2020 consisted of consisted of 69 loans, of which 24 loans were under 90 days past due and still accruing. Of these non-performing commercial loans, 16 were PCD loans totaling $5.5 million. The largest non-performing commercial loan relationship was a Shared National Credit ("SNC") relationship, which consisted of three loans to a restaurant group with our share totaling outstanding balances of $10.4 million at December 31, 2020. All of these loans are unsecured/non-real estate secured. These loans are currently not paying in accordance with their restructured terms. A new modification/forbearance agreement is currently being negotiated.
Non-performing construction loans totaled $1.4 million at December 31, 2020. Non-performing construction loans at December 31, 2020 consisted of two PCD loans.
At December 31, 2020, the Company held $4.5 million of foreclosed assets, compared with $2.7 million at December 31, 2019. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2020, there were three additions to foreclosed assets with an aggregate carrying value of $2.6 million and 12 properties sold with an aggregate carrying value of $2.5 million and valuation charges of $693,000. Foreclosed assets acquired from SB One totaled $2.4 million.
Non-performing assets totaled $91.6 million, or 0.71% of total assets at December 31, 2020, compared to $42.9 million, or 0.44% of total assets at December 31, 2019. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.2 million during the year ended December 31, 2020. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2020 was not material.
Total deposits increased $2.74 billion for the year ended December 31, 2020 to $9.84 billion. The increase in total deposits consisted of $1.76 billion of deposits acquired from SB One and additional net deposit growth of $977.4 million. Total core deposits, consisting of savings and demand deposit accounts, increased $2.38 billion to $8.74 billion at December 31, 2020, while total time deposits increased $360.1 million to $1.09 billion at December 31, 2020. The increase in core deposits for the year ended December 31, 2020 was comprised of a $787.2 million increase in non-interest bearing demand deposits, a $716.2 million increase in interest bearing demand deposits, a $507.2 million increase in money market deposits and a $364.4 million increase in savings deposits. In addition to the deposit relationships acquired from SB One, core deposit growth benefited from the deposit of PPP loan proceeds and government stimulus payments. The increase in time deposits was largely the result of $577.3 million acquired from SB One, partially offset by the outflow of time deposits totaling $217.2 million. Core deposits represented 88.9% of total deposits at December 31, 2020, compared to 89.7% at December 31, 2019.
Borrowed funds increased $50.8 million for the year ended December 31, 2020, to $1.18 billion. The increase for the period was primarily due to $201.6 million of borrowings acquired from SB One, partially offset by the replacement of wholesale funding with deposits. Borrowed funds represented 9.1% of total assets at December 31, 2020, a decrease from 11.5% at December 31, 2019.
Stockholders’ equity increased $206.0 million during the year ended December 31, 2020 to $1.62 billion, primarily due to the issuance of 12,788,370 shares of common stock related to the acquisition of SB One, net income earned for the period and an increase in unrealized gains on available for sale debt securities, partially offset by dividends paid to stockholders, the charge to equity of $8.3 million, net of tax, related to the adoption of CECL effective January 1, 2020 to establish initial allowances against credit losses on loans and off-balance sheet credit exposures, and common stock repurchases. For the year ended December 31, 2020, common stock repurchases totaled 1.3 million shares at an average cost of $16.59, of which 49,461 shares, at an average cost of $19.69, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At December 31, 2020, 262,927 shares remained eligible for repurchase under the current authorization. Following completion of the current authorization, a new authorization will commence for the repurchase of up to 5% of the outstanding shares of the Company’s common stock, or approximately 3.9 million shares.
Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019
General. Net income for the year ended December 31, 2020 was $97.0 million, compared to $112.6 million for the year ended December 31, 2019. Basic and diluted earnings per share were $1.39 for the year ended December 31, 2020, compared to basic and diluted earnings per share of $1.74 for 2019.
The Company’s earnings for the year ended December 31, 2020 were aided by the July 31, 2020 acquisition of SB One which added $2.20 billion to total assets, $1.77 billion to loans, and $1.76 billion to deposits. Earnings for the year were also affected by the January 1, 2020 adoption of a new accounting standard requiring the current recognition of allowances for losses expected to be incurred over the life of covered assets (“CECL”). The acquisition of SB One and changing economic forecasts attributable to the COVID-19 pandemic and projected economic recovery significantly impacted provisions for credit losses and off-balance sheet credit exposures and resulted in year-over-year fluctuations. For the year ended December 31, 2020, provisions for credit losses on loans were $29.7 million and provisions for credit losses on off-balance sheet credit exposures were $1.8 million, reflecting the acquisition of SB One and the economic challenges presented by the COVID-19 pandemic.
The results of operations for the year ended December 31, 2020 included pre-tax non-recurring charges related to the acquisition and integration of SB One totaling $6.3 million and direct COVID-19 related costs such as supplemental pay for branch employees and personal protective equipment totaling $1.4 million.
Net Interest Income. Net interest income increased $14.6 million to $312.6 million for 2020, from $298.0 million for 2019. The interest rate spread decreased 18 basis points to 2.92% for 2020, from 3.10% for 2019. The net interest margin decreased 26 basis points to 3.09% for 2020, compared to 3.35% for 2019. For the year ended December 31, 2020, the net interest margin was favorably impacted by the net assets acquired from SB One, partially offset by year-over-year compression in the net interest margin as the decrease in the yield on interest-earning assets outpaced the decline in the Company's cost of interest-bearing liabilities. The degree of net interest margin compression was tempered by growth in both average loans outstanding and lower-costing average interest-bearing and non-interest bearing core deposits, which mitigated the Company's need to utilize higher-cost sources to fund average interest-earning assets. In the year ended December 31, 2019, the Company recognized the accelerated accretion of $2.2 million in interest income upon the prepayment of loans which had been non-accruing.
Interest income decreased $8.2 million to $363.3 million for 2020, compared to $371.5 million for 2019. The decrease in interest income was attributable to the downward repricing of certain adjustable rate assets and lower rates on newly originated loans, partially offset by interest income from the SB One loan portfolio. Average interest-earning assets increased $1.23 billion to $10.12 billion for 2020, compared to $8.89 billion for 2019. The increase in average earning assets was largely due to a $1.18 billion increase in average outstanding loan balances to $8.37 billion for 2020, attributable to the loan portfolios acquired from SB One and PPP loan originations. The yield on interest-earning assets decreased 59 basis points to 3.59% for 2020, from 4.18% for 2019. The weighted average yield on total loans decreased 64 basis points to 3.87% for 2020 and the weighted average yield on available for sale debt securities decreased 48 basis points to 2.08% for 2020, from 2.56% for 2019. The weighted average yield on FHLBNY stock decreased to 6.00% for 2020, compared to 6.62% for 2019.

Interest expense decreased $22.8 million to $50.7 million for 2020, from $73.5 million for 2019. The decrease in interest expense was primarily attributable to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in average interest-bearing deposits. The average rate paid on interest-bearing liabilities decreased 41 basis points to 0.67% for 2020, compared to 2019. The average rate paid on interest-bearing deposits decreased 31 basis points to 0.53% for 2020, from 0.84% for 2019. The average rate paid on borrowings decreased 74 basis points to 1.36% for 2020, from 2.10% for 2019. The average rate paid on subordinated debentures assumed in the SB One acquisition was 4.90% for 2020. Average interest-bearing deposits increased $932.9 million to $6.38 billion for 2020, from $5.44 billion for 2019. The average balance of interest-bearing liabilities increased $834.6 million to $7.61 billion for 2020, compared to $6.78 billion for 2019. Within average interest-bearing deposits, average interest-bearing core deposits increased $866.1 million to $4.64 billion for 2020, compared with 2019, while average time deposits increased $66.8 million for 2020, compared with 2019. Average non-interest bearing demand deposits increased $481.7 million to $1.98 billion for 2020, from $1.50 billion for 2019. Average outstanding borrowings decreased $108.7 million to $1.23 billion for 2020, compared to 2019. Average outstanding subordinated debentures for 2020 was $10.4 million.
Provision for Credit Losses. Provisions for credit losses are charged to operations in order to maintain the allowance for credit losses at a level management considers necessary to absorb projected credit losses that may arise over the expected term of each loan in the portfolio. In determining the level of the allowance for credit losses, management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and a reasonable and supportable forecast. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for credit losses on a quarterly basis and makes provisions for credit losses, if necessary, in order to maintain the valuation of the allowance.
The provision for loan losses was $29.7 million in 2020, compared to $13.1 million in 2019. Net charge-offs for 2020 were $5.3 million, compared to $13.1 million for 2019. Total charge-offs for the year ended December 31, 2020 were $7.9 million, compared to $15.0 million for the year ended December 31, 2019. Recoveries for the year ended December 31, 2020, were $2.6 million, compared to $1.9 million for the year ended December 31, 2019. The increase in the provision for credit losses for the year ended December 31, 2020 compared to the same period in 2019 was related to the January 1, 2020 adoption of CECL, the current weak economic forecast attributable to the COVID-19 pandemic and a $15.5 million provision for credit losses related to the acquisition of the SB One loan portfolio. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of the COVID-19 pandemic continues to unfold. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
Non-Interest Income. For the year ended December 31, 2020, non-interest income totaled $72.4 million, an increase of $8.6 million, compared to the same period in 2019. Other income increased $6.2 million to $12.8 million for the year ended December 31, 2020, primarily due to a $4.3 million increase in net fees on loan-level interest rate swap transactions, a $931,000 increase in net gains on the sale of fixed assets, a $723,000 increase in net gains on the sale of foreclosed real estate and a $451,000 increase in net gains from the sale of loans. Insurance agency income totaled $3.5 million following the July 31, 2020 acquisition of SB One. Wealth management income increased $3.2 million to $25.7 million for the year ended December 31, 2020, compared to $22.5 million for the same period in 2019, primarily due to growth in assets under management from the April 2019 T&L acquisition, combined with an increase in the market value of assets under management. Partially offsetting these increases, fee income decreased $4.5 million to $23.8 million, compared to the same period in 2019, largely due to a $2.6 million decrease in deposit related fee income, a $1.7 million decrease in prepayment fees on commercial loans and a $400,000 decrease in other loan-related fee income, all largely due to the effects of COVID-19 on consumer and business activities.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2020 was $227.7 million, an increase of $26.1 million from 2019. Non-interest expense for the year ended December 31, 2020, included $6.3 million of non-recurring costs related to the acquisition and integration of SB One and $1.4 million of COVID-19 related expenses. Compensation and benefits expense increased $14.0 million to $130.9 million for the year ended December 31, 2020, compared to $116.8 million for the year ended December 31, 2019. This increase was primarily due to an increase in salary expense associated with the addition of former SB One and T&L employees, an increase in severance expense, an increase in the accrual for incentive compensation, and COVID-19 supplemental pay for branch employees, partially offset by the increased deferral of salary expense related to PPP loan originations and a decrease in stock-based compensation. For the year ended December 31, 2020, data processing costs increased $3.9 million to $20.8 million, compared with 2019, primarily due to non-recurring core system conversion costs related to the SB One acquisition and increases in software subscription service expense and online banking costs. Other operating expenses increased $2.4 million to $36.2 million for the year ended December 31, 2020, compared to $33.8 million for the year ended December 31, 2019. This increase was largely due to increases in consulting and legal expenses primarily related to the SB One acquisition, an increase in debit card maintenance expense and a market valuation adjustment on foreclosed real estate, partially offset by a $2.8 million prior year estimated fair value adjustment of the contingent consideration related to the T&L acquisition. FDIC insurance expense increased $1.8 million to $3.1 million for year ended December 31, 2020, compared to $1.3 million for the same period in 2019, largely due to the receipt of the small bank assessment credit in the prior year, the addition of SB One and increases in both the insurance assessment rate and total assets subject to assessment. For the year ended December 31, 2020, credit loss expense for off-balance sheet credit exposures totaled $1.8 million based upon the January 1, 2020 adoption of CECL and the subsequent changes in loss factors due to changes in the economic forecast, the pipeline of loans approved awaiting closing and the availability on committed lines of credit. Additionally, net occupancy costs increased $1.2 million to $27.1 million for the year ended December 31, 2020, compared to 2019, primarily due to an increase in rent expense, a portion of which was related to the addition of SB One facilities, and a full year of the T&L acquisition, while the amortization of intangibles increased $685,000 for the year ended December 31, 2020, compared with 2019, mainly due to an increase in the customer relationship intangible amortization attributable to the acquisition of SB One Insurance Agency, partially offset by scheduled reductions in amortization.
Income Tax Expense. For the year ended December 31, 2020, the Company’s income tax expense was $30.6 million, compared with $34.5 million, for the same period in 2019. The Company’s effective tax rate was 24.0% for the year ended December 31, 2020, compared with 23.4% for the year ended December 31, 2019. The decrease in tax expense and the higher effective tax rate for the year ended December 31, 2020 was largely the result of corresponding changes in taxable income, while the changes in the effective tax rates for the year ended December 31, 2020 compared with the same period in 2019 were primarily due to the proportion of income derived from tax exempt sources to total pre-tax income.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions, the COVID-19 pandemic and related government response and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2020 and 2019, loan repayments totaled $2.60 billion and $2.71 billion, respectively.
In response to the COVID-19 pandemic, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and is enhancing its collateral position with these funding sources.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.50 billion for the year ended December 31, 2020, compared to $2.83 billion for the year ended December 31, 2019. Purchases for the investment portfolio totaled $298.1 million for the year ended December 31, 2020, compared to $137.3 million for the year ended December 31, 2019. At December 31, 2020, the Bank had outstanding loan commitments to borrowers of $1.99 billion, including undisbursed home equity lines and personal credit lines of $212.4 million.
Total deposits increased $2.74 billion for the year ended December 31, 2020. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $886.0 million at December 31, 2020. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2020, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2020, the Bank’s leverage (Tier 1) capital ratio was 8.75%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2020, the Bank’s total risk-based capital ratio was 11.21%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 10.50%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2020, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,959,425	$868,907	$665,900	$151,161	$273,457
Letters of credit	32,471	30,830	1,191	25	425
Total off-balance sheet	1,991,896	899,737	667,091	151,186	273,882
Contractual Obligations:
Certificate of deposits	1,094,174	886,019	153,113	54,544	498
Total contractual obligations	1,094,174	886,019	153,113	54,544	498
Total	$3,086,070	$1,785,756	$820,204	$205,730	$274,380

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.99 billion at December 31, 2020, an increase of $519.0 million, or 35.2%, from $1.47 billion at December 31, 2019, largely due to the SB One acquisition.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits at December 31, 2020 were $1.09 billion, an increase of $360.1 million, compared to $734.0 million at December 31, 2019. There was one security purchase of $1.0 million in 2020 which settled in January 2021, while for 2019, there was one security purchase for $500,000 which settled in 2020.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 11.1% at December 31, 2020, compared to 10.3% at December 31, 2019. Certificate of deposit accounts are generally short-term. As of December 31, 2020, 81.0% of all certificates of deposit had maturities of one year or less compared to 82.7% at December 31, 2019. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2020.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-100	$327,641	$(9,514)	(2.8)%
Static	337,155	—	—
100	339,812	2,657	0.8
200	342,848	5,693	1.7
300	345,963	8,808	2.6

The above table indicates that as of December 31, 2020, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.6%, or $8.8 million increase in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 2.8%, or $9.5 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2020.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	$1,198,562	$(203,796)	(14.5)%	8.9%	(16.2)%
Flat	1,402,358	—	—%	10.6%	—%
100	1,470,471	68,113	4.9%	11.4%	7.0%
200	1,519,475	117,117	8.4%	12.0%	12.9%
300	1,554,020	151,662	10.8%	12.6%	17.9%

The preceding table indicates that as of December 31, 2020, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 10.8%, or $151.7 million increase in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 14.5%, or $203.8 million decrease in the present value of equity.
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
(1)    Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
(2)    Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2020 and 2019
(2)    Condensed Statement of Income for the years ended December 31, 2020, 2019 and 2018
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018
The supplementary data required by this Item is provided in Note 18 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for credit losses - Loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans (excluding purchase credit deteriorated (PCD) loans) evaluated on a collective basis (the collective ACL on loans) was $79.4 million of a total allowance for credit losses of $101.5 million as of December 31, 2020. The collective ACL on loans includes the measure of expected credit losses on a collective (pooled) basis for class segments of loans that share similar risk characteristics. The Company estimated the collective ACL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the PD and LGD assumptions, which are derived from historical credit loss experience for both the Company and class segment‑specific selected peers and incorporate an external economic forecast over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long‑term average economic factors over a reversion period on a straight‑line basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan‑level stated interest rate. After quantitative considerations, the Company applies additional qualitative adjustments, which include limitations inherent in the quantitative model, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including portfolio segmentation, the external economic forecast and macroeconomic factors, the reasonable and supportable forecast periods, the composition of the peer group and the period from which historical Company and peer experience was used, (2) the expected prepayments assumption, and (3) the qualitative adjustments and their significant assumptions, including the effects of limitations inherent in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
•development of the collective ACL on loans methodology
•development of the PD and LGD models
•monitoring of the PD and LGD models
•identification and determination of the expected prepayments assumptions and the significant assumptions used in the PD and LGD models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loan results, trends, and ratios
We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD models, by comparing them to relevant Company‑specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD models, by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the expected prepayments assumption by comparing to relevant Company‑specific metrics and trends and the applicable industry and regulatory practices
•evaluating the economic forecast through comparison to publicly available forecasts
•assessing the economic forecast used by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the period from which historical Company and peer experience was used and the reasonable and supportable forecast period by comparing them to specific portfolio risk characteristics and trends
•assessing the composition of the peer group by comparing to Company and specific portfolio risk characteristics
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company's accounting practices

•Potential bias in the accounting estimate
Assessment of the fair value measurement of loans acquired in the SB One Bancorp acquisition
As discussed in Note 3 to the consolidated financial statements, on July 31, 2020, the Company completed its acquisition of SB One Bancorp (SB One). The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration paid for SB One were recorded at their fair values at the acquisition date. The acquisition‑date fair value of the acquired loans was $1.77 billion, which was determined based on a discounted cash flow method based on the remaining maturity and repricing terms, with the cash flows being adjusted for expected losses and prepayments.
We identified the assessment of the fair value measurement of loans acquired in the SB One acquisition as a critical audit matter. There was a high degree of subjective and complex auditor judgment, including specialized skills and knowledge, in the assessment of the fair value measurement of loans acquired due to significant measurement uncertainty. The assessment encompassed the evaluation of the fair value methodology for acquired loans, including the identification of Purchase Credit Deterioration (PCD) loans, valuation assumptions related to prepayment speeds, expected losses and discount rates and the inputs used to determine those key assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the fair value of loans acquired, including controls over the:
•development of the fair value methodology
•identification of PCD loans
•determination of the key valuation assumptions
•evaluation of the inputs used to develop those key assumptions
•analysis of the fair value measurement of loans acquired results
We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the fair value measurement methodology for compliance with U.S. generally accepted accounting principles, and
•developing an independent estimate of the fair value of a sample of loans using independently developed key assumptions including prepayment speeds, expected losses and discount rates used by other market participants, and compared the result to the Company’s fair value estimate
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1997.
Short Hills, New Jersey
March 1, 2021

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2021

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2020 and 2019
(Dollars in Thousands, except share data))U8i 754er32qd    X ACSDXF

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$404,355	$131,555
Short-term investments	127,998	55,193
Total cash and cash equivalents	532,353	186,748
Available for sale debt securities, at fair value	1,105,489	976,919
Held to maturity debt securities, net (fair value of $472,451 and $467,966 at December 31, 2020 and December 31, 2019, respectively).	450,965	453,629
Equity securities, at fair value	971	825
Federal Home Loan Bank Stock	59,489	57,298
Loans	9,822,890	7,332,885
Less allowance for credit losses	101,466	55,525
Net loans	9,721,424	7,277,360
Foreclosed assets, net	4,475	2,715
Banking premises and equipment, net	75,946	55,210
Accrued interest receivable	46,450	29,031
Intangible assets	466,212	437,019
Bank-owned life insurance	234,607	195,533
Other assets	221,360	136,291
Total assets	$12,919,741	$9,808,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,395,508	$5,384,868
Savings deposits	1,348,147	983,714
Certificates of deposit of $100 thousand or more	717,216	438,551
Other time deposits	376,958	295,476
Total deposits	9,837,829	7,102,609
Mortgage escrow deposits	34,298	26,804
Borrowed funds	1,175,972	1,125,146
Subordinated debentures	25,135	—
Other liabilities	226,710	140,179
Total liabilities	11,299,944	8,394,738
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 77,611,107 shares outstanding at December 31, 2020, and 83,209,283 shares issued and 65,787,900 shares outstanding at December 31, 2019, respectively.	832	832
Additional paid-in capital	962,453	1,007,303
Retained earnings	718,090	695,273
Accumulated other comprehensive income	17,655	3,821
Treasury stock	(59,018)	(268,504)
Unallocated common stock held by the Employee Stock Ownership Plan	(20,215)	(24,885)
Common stock acquired by deferred compensation plans	(4,549)	(3,833)
Deferred compensation plans	4,549	3,833
Total stockholders’ equity	1,619,797	1,413,840
Total liabilities and stockholders’ equity	$12,919,741	$9,808,578
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in Thousands, except share data)

	Years ended December 31,
	2020	2019	2018
Interest income:
Real estate secured loans	$224,925	$223,361	$215,231
Commercial loans	82,157	82,540	79,371
Consumer loans	16,922	18,579	19,906
Available for sale debt securities and Federal Home Loan Bank Stock	25,446	31,842	30,981
Held to maturity debt securities	11,461	12,424	12,606
Deposits, federal funds sold and other short-term investments	2,398	2,724	1,734
Total interest income	363,309	371,470	359,829
Interest expense:
Deposits	33,589	45,494	30,693
Borrowed funds	16,638	28,003	28,460
Subordinated debentures	512	—	—
Total interest expense	50,739	73,497	59,153
Net interest income	312,570	297,973	300,676
Provision for credit losses	29,719	13,100	23,700
Net interest income after provision for credit losses	282,851	284,873	276,976
Non-interest income:
Fees	23,847	28,321	28,084
Wealth management income	25,733	22,503	17,957
Insurance agency income	3,513	—	—
Bank-owned life insurance	6,491	6,297	5,514
Net gain on securities transactions	81	72	2,221
Other income	12,766	6,601	4,900
Total non-interest income	72,431	63,794	58,676
Non-interest expense:
Compensation and employee benefits	130,868	116,849	111,496
Net occupancy expense	27,142	25,895	25,056
Data processing expense	20,767	16,836	14,664
FDIC Insurance	3,116	1,316	3,482
Advertising and promotion expense	4,400	4,115	3,836
Credit loss expense for off-balance sheet credit exposures	1,814	—	—
Amortization of intangibles	3,425	2,740	2,127
Other operating expenses	36,196	33,828	31,074
Total non-interest expenses	227,728	201,579	191,735
Income before income tax expense	127,554	147,088	143,917
Income tax expense	30,603	34,455	25,530
Net income	$96,951	$112,633	$118,387
Basic earnings per share	$1.39	$1.74	$1.82
Average basic shares outstanding	69,548,499	64,604,224	64,942,886
Diluted earnings per share	$1.39	$1.74	$1.82
Average diluted shares outstanding	69,625,958	64,734,591	65,103,097
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in Thousands)

	Years ended December 31,
	2020	2019	2018
Net income	$96,951	$112,633	$118,387
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	14,944	18,351	(6,129)
Reclassification adjustment for gains (losses) included in net income	—	—	—
Total	14,944	18,351	(6,129)
Unrealized (losses) gains on derivatives	(5,269)	(579)	221
Amortization related to post-retirement obligations	4,159	(1,615)	1,221
Total other comprehensive income (loss)	13,834	16,157	(4,687)
Total comprehensive income	$110,785	$128,790	$113,700

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	118,387	—	—	—	—	—	118,387
Other comprehensive loss, net of tax	—	—	—	(4,687)	—	—	—	—	(4,687)
Cash dividends paid ($0.82 per share)	—	—	(53,604)	—	—	—	—	—	(53,604)
Reclassification due to adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	156	—	—	—	—	671	(671)	156
Purchases of treasury stock	—	—	—	—	(13,172)	—	—	—	(13,172)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,896)	—	—	—	(1,896)
Shares issued dividend reinvestment plan	—	577	—	—	1,132	—	—	—	1,709
Option exercises	—	(366)	—	—	1,373	—	—	—	1,007
Allocation of ESOP shares	—	2,022	—	—	—	4,161	—	—	6,183
Allocation of SAP shares	—	6,046	—	—	—	—	—	—	6,046
Allocation of stock options	—	190	—	—	—	—	—	—	190
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	112,633	—	—	—	—	—	112,633
Other comprehensive loss, net of tax	—	—	—	16,157	—	—	—	—	16,157
Reclassification due to the adoption of ASU No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Cash dividends paid ($1.12 per share)	—	—	(72,809)	—	—	—	—	—	(72,809)
Distributions from DDFP	—	164	—	—	—	—	671	(671)	164
Purchases of treasury stock	—	—	—	—	(19,867)	—	—	—	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,985)	—	—	—	(1,985)
Shares issued dividend reinvestment plan	—	671	—	—	1,559	—	—	—	2,230
Reclass of stock award shares	—	(24,024)	—	—	24,024	—	—	—	—
Option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	2,203	—	—	—	4,793	—	—	6,996
Allocation of SAP shares	—	6,671	—	—	—	—	—	—	6,671
Allocation of stock options	—	181	—	—	—	—	—	—	181
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018 Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	96,951	—	—	—	—	—	96,951
Other comprehensive income, net of tax	—	—	—	13,834	—	—	—	—	13,834
Acquisition of deferred compensation plan	—	—	—	—	—	—	(1,336)	1,336	—
Cash dividends paid ($0.92 per share)	—	—	(65,823)	—	—	—	—	—	(65,823)
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Distributions from deferred comp plans	—	84	—	—	—	—	620	(620)	84
Purchases of treasury stock	—	—	—	—	(21,161)	—	—	—	(21,161)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(969)	—	—	—	(969)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(116)	—	—	—	4,670	—	—	4,554
Allocation of SAP shares	—	5,330	—	—	—	—	—	—	5,330
Allocation of stock options	—	189	—	—	—	—	—	—	189
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(Dollars in Thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$96,951	$112,633	$118,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,012	10,395	10,101
Provision for credit losses on loans and securities	29,719	13,100	23,700
Provision for credit loss for off-balance sheet credit exposure	1,814	—	—
Deferred tax expense (benefit)	(7,929)	1,674	(18,541)
Amortization of operating lease right-of-use assets	9,012	8,433	—
Income on Bank-owned life insurance	(6,491)	(6,297)	(5,514)
Net amortization of premiums and discounts on securities	10,058	7,789	8,540
Accretion of net deferred loan fees	(9,492)	(5,643)	(5,773)
Amortization of premiums on purchased loans, net	1,032	845	894
Net increase in loans originated for sale	(87,413)	(16,212)	(36,043)
Proceeds from sales of loans originated for sale	89,126	17,202	37,386
Proceeds from sales and paydowns of foreclosed assets	3,610	1,354	7,963
ESOP expense	2,401	4,533	4,516
Allocation of stock award shares	5,330	6,671	6,046
Allocation of stock options	189	181	190
Net gain on sale of loans	(1,713)	(990)	(1,343)
Net gain on securities transactions	(81)	(72)	(2,221)
Net gain on sale of premises and equipment	(947)	—	(25)
Net gain on sale of foreclosed assets	(821)	(190)	(798)
Decrease (increase) in accrued interest receivable	8,472	2,444	(1,829)
(Increase) decrease in other assets	(106,811)	(46,237)	5,266
Increase in other liabilities	59,883	25,312	4,817
Net cash provided by operating activities	106,911	136,925	155,719
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	62,051	42,696	39,534
Purchases of held to maturity debt securities	(49,228)	(20,303)	(43,887)
Proceeds from sales of available for sale debt securities	13,905	—	2,212
Proceeds from maturities, calls and paydowns of available for sale debt securities	350,335	223,806	196,690
Purchases of available for sale debt securities	(248,863)	(117,022)	(237,076)
Proceeds from redemption of Federal Home Loan Bank stock	115,630	172,293	145,191
Purchases of Federal Home Loan Bank stock	(106,605)	(160,778)	(132,820)
BOLI claim benefits received	6,527	1,891	1,954
Cash received, net of cash consideration paid for acquisition	78,089	(15,022)	—
Purchases of loans	—	—	(1,344)
Net (increase) decrease in loans	(717,947)	(79,812)	79,388
Proceeds from sales of premises and equipment	947	—	25
Purchases of premises and equipment	(12,825)	(4,882)	(3,162)
Net cash provided by (used in) investing activities	(507,984)	42,867	46,705
Cash flows from financing activities:
Net increase in deposits	977,442	272,487	115,956
Increase (decrease) in mortgage escrow deposits	7,494	1,236	(365)
Purchase of treasury stock	(21,161)	(19,867)	(13,172)
Purchase of employee restricted shares to fund statutory tax withholding	(969)	(1,985)	(1,896)
Cash dividends paid to stockholders	(65,823)	(72,809)	(53,604)
Shares issued to dividend reinvestment plan	451	2,230	1,709
Stock options exercised	—	139	1,007
Proceeds from long-term borrowings	2,429,999	1,243,000	695,000
Payments on long-term borrowings	(2,286,722)	(1,549,551)	(804,375)
Net (decrease) increase in short-term borrowings	(294,033)	(10,585)	(190,857)
Net cash (used in) provided by financing activities	746,678	(135,705)	(250,597)
Net increase (decrease) in cash and cash equivalents	345,605	44,087	(48,173)
Cash and cash equivalents at beginning of period	186,748	142,661	190,834
Cash and cash equivalents at end of period	$532,353	186,748	142,661
Cash paid during the period for:
Interest on deposits and borrowings	$49,419	73,664	58,959
Income taxes	$36,514	34,494	15,259
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	44,946	—
Initial recognition of operating lease liabilities	$—	46,050	—
Transfer of loans receivable to foreclosed assets	$2,516	2,314	1,965
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	255,242	—	—
Loans, net	1,752,529	—	—
Bank-owned life insurance	37,237	—	—
Goodwill and other intangible assets	32,404	21,562	—
Bank premises and equipment	16,620	—	—
Other assets	23,587	71	—
Total non-cash assets acquired at fair value	$2,117,619	21,633	—

Liabilities assumed:
Deposits	1,757,777	—	—
Borrowings and subordinated debt	226,656	—	—
Other liabilities	30,447	—	—
Total liabilities assumed	$2,014,880	—	—

Common stock issued for acquisitions	$180,828	—	—

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
Business
The Company, through the Bank, provides a full range of banking services to individual and business customers through branch offices in New Jersey, Queens County, New York and eastern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates are used in connection with the determination of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the currently forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2020 and the Company had one security rated with a triple-B by Moody’s Investors Service.
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
Loans
Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for credit losses.
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
Purchased credit deteriorated (“PCD”) loans are loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.

Allowance for Credit Losses on Loans
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
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
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
The calculation of the allowance for credit losses is a critical accounting policy of the Company. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PDR”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Asset-Liability Committee.
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PD/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
After quantitative considerations, management applies additional qualitative adjustments so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date. Qualitative considerations include limitations inherent in the quantitative model; portfolio concentrations that may affect loss experience across one or more components of the portfolio; changes in industry conditions; changes in the Company’s loan review process; changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2020, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified in a Troubled Debt Restructuring (“TDR”). When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate.
A loan for which the terms have been modified resulting in a concession by the Company, and for which the borrower is experiencing financial difficulties is considered to be a TDR. The allowance for credit losses on a TDR is measured using the same method as all other impaired loans, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
As previously noted, in accordance with the CARES Act, the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications were not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs.
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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
Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended, December 31, 2020, changing economic forecasts attributable to the COVID-19 pandemic and projected economic recovery led to provisions for credit losses and off-balance sheet credit exposures. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans
Allowance for Loan Losses - Incurred Loss Method
Prior to the adoption of CECL on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss method. Using this method, the allowance represented management's best estimate of probably incurred losses inherent in the current loan portfolio. While management used information to recognize losses on loans, additions and reductions of the allowance for loan losses may fluctuate from one reporting period to another based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. The evaluation of the various components of the allowance for loan losses required considerable judgement in order to estimate inherent loss exposures.
Each quarter, the lending group prepared individual Credit Risk Management Reports for the Credit Administration Department. These reports review all commercial loans and commercial mortgage loans that have been determined to involve above-average risk (risk rating of 5 or worse). The Credit Risk Management Reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Chief Credit Officer. Each loan officer reviews the loan and the corresponding Credit Risk Management Report with the committee and the risk rating is evaluated for appropriateness.
Management estimated the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period; these factors are evaluated at least annually. Qualitative adjustments give consideration to other qualitative or environmental factors such as:
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
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. Fair value is generally based on recent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for credit losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill is an intangible asset with an indefinite useful life and, in accordance with GAAP, is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of September 30, 2020. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Core deposit premiums represent the intangible value of depositor relationships assumed in previous purchase acquisitions and are amortized on an accelerated basis over 8.8 years, while the core deposit premium related to SB One is amortized over its estimated useful life of 10.0 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisitions of Beacon Trust Company ("Beacon"), The MDE Group, Inc. ("MDE"), Tirschwell & Loewy, Inc. ("T&L"), and SB One Bank and are amortized on an accelerated basis over 12.0 years, 10.4 years, 10.0 years, and 13.0 years respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
The Bank has an Equity Plan designed to provide competitive compensation for demonstrated performance and to align the interests of participants directly to increases in shareholder value. The Equity Plan provides for performance-vesting grants as well as time-vesting grants. Time-vesting stock awards, stock options and performance vesting stock awards that are based on a performance condition, such as return on average assets, are valued on the closing stock price on the date of grant. Performance-vesting stock awards and options that are based on a market condition, such as total shareholder return, would be valued using a generally accepted statistical technique to simulate future stock prices for Provident and the components of the peer group which Provident would be measured against.
Expense related to time-vesting stock awards and stock options is based on the fair value of the common stock on the date of the grant and on the fair value of the stock options on the date of the grant, respectively, and is recognized ratably over the vesting period of the awards. Performance vesting stock awards and stock options are either dependent upon a market condition or a performance condition. A market condition performance metric is tied to a stock price, either on an absolute basis, or a relative basis against peers, while a performance-condition is based on internal operations, such as earnings per share. The expense related to a market condition performance-vesting stock award or stock option requires an initial Monte Carlo simulation to determine grant date fair value, which will be recognized as a compensation expense regardless of actual payout, assuming that the executive is still employed at the end of the requisite service period. If pre-vesting termination (forfeiture) occurs, then any expense recognized to date can be reversed. The grant date fair value is recognized ratably over the performance period. The expense related to a performance condition stock award or stock option is based on the fair value of the award on the date of grant, adjusted periodically based upon the number of awards or options expected to be earned, recognized over the performance period.
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2020, there were 180,897 shares held by the DDFP.
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

Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of northern and central New Jersey, Queens County, New York and eastern Pennsylvania. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. This also applies to off-balance sheet credit exposures, which includes loan commitments, unused lines of credit and other similar instruments. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures, which resulted in an $8.3 million cumulative effect adjustment decrease, net of tax, to retained earnings. With regard to regulatory capital, the Company has elected to utilize the five-year CECL transition, which gives the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company is evaluating the impacts of this guidance and has not determined whether LIBOR transition and this guidance will have material effects on the Company's business operations and consolidated financial statements.
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder's and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2020, the liquidation account, which is an off-balance sheet memorandum account, amounted to $8.8 million.
(3) Business Combinations
SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included PCD loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency allows the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
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
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair value. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $22.4 million and was recorded as goodwill.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from SB One (in thousands):

At July 31, 2020
Assets acquired:
Cash and cash equivalents, net	$78,089
Available for sale debt securities	231,645
Held to maturity debt securities	12,381
Federal Home Loan Bank stock	11,216
Loans	1,766,115
Allowance for credit losses on PCD loans	(13,586)
Loans, net	1,752,529
Bank-owned life insurance	37,237
Banking premises and equipment	16,620
Accrued interest receivable	8,947
Goodwill	22,439
Other intangibles assets	9,965
Foreclosed assets, net	2,441
Other assets	12,199
Total assets acquired	$2,195,708

Liabilities assumed:
Deposits	1,757,777
Mortgage escrow deposits	—
Borrowed funds	201,582
Subordinated debentures	25,074
Other liabilities	30,447
Total liabilities assumed	$2,014,880

Net assets acquired	$180,828
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
Loans
Loans acquired in the SB One acquisition were recorded at fair value, and there was no carryover related allowance for credit losses. The fair values of loans acquired from SB One were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Cash flows were adjusted for expected losses and prepayments. Projected cash flows were then discounted to present value based on: the relative risk of the cash flows, taking into account the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and monthly principal and interest cash flows were discounted to present value and summed to arrive at the calculated value of the loans. The fair value of the acquired loans receivable was $1.77 billion.
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into pools based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The loans were valued at the sub-pool level and were pooled at the summary level based on loan type. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these market rates was used as the fair value interest rate that a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $8.4 million.
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics.
Additionally for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with ASC 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecast inclusive of the impact of the COVID-19 pandemic and related fiscal and regulatory interventions. The expected lifetime losses were calculated using historical losses observed at the Bank, SB One and peer banks. A $13.6 million allowance for credit losses was recorded on PCD loans. The interest rate fair value adjustment related to PCD loans will be substantially recognized as interest income on a level yield amortization or straight line method over the expected life of the loans. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired (in thousands):

Gross amortized cost basis at July 31, 2020	$1,787,057
Interest rate fair value adjustment on all loans	455
Credit fair value adjustment on non-PCD loans	(21,397)
Fair value of acquired loans at July 31, 2020	1,766,115
Allowance for credit losses on PCD loans	(13,586)
Fair value of acquired loans, net at July 31, 2020	$1,752,529
The table below is a summary of the PCD loans accounted for in accordance with ASC 310-26 that were acquired in the SB One acquisition as of the closing date (in thousands):

Gross amortized cost basis at July 31, 2020	$315,784
Interest component of expected cash flows (accretable difference)	(7,988)
Allowance for credit losses on PCD loans	(13,586)
Net PCD loans	$294,210
Banking Premises and Equipment
The Company acquired 18 branches from SB One, eight of which were owned premises. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing the sales comparison approach to value the property as improved.
Leases
As part of the SB One acquisition the Company added ten lease obligations. The Company recorded a $3.8 million right-of-use asset and lease liability for these lease obligations.
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
Goodwill
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
Merger-Related Expenses
Merger-related expenses, which are recorded in other operating expenses on the Consolidated Statements of Income, totaled $6.3 million for the year ended December 31, 2020, respectively, and primarily consisted of consulting and legal expenses.
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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted at December 31, 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, asset valuations improved in the fourth quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at December 31, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
(4) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2020 and 2019 was $114.3 million and $77.0 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.

(5) Held to Maturity Debt Securities
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
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2020 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Held to maturity debt securities at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$7,600	6	(5)	—	7,601
Mortgage-backed securities	62	2	—	—	64
State and municipal obligations	433,655	21,442	(58)	(66)	454,973
Corporate obligations	9,726	101	(2)	(12)	9,813
	$451,043	21,551	(65)	(78)	472,451
At December 31, 2020, total amortized cost, net of allowance for credit losses totaled $451.0 million.

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$6,599	11	(9)	—	6,601
Mortgage-backed securities	118	4	—	—	122
State and municipal obligations	437,074	14,394	(115)	—	451,353
Corporate obligations	9,838	58	(6)	—	9,890
	$453,629	14,467	(130)	—	467,966

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $416.1 million and $428.0 million at December 31, 2020 and 2019, respectively, were pledged to secure municipal deposits.
The amortized cost and fair value of held to maturity debt securities at December 31, 2020 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2020
	Amortized cost	Fair value
Due in one year or less	$21,623	21,736
Due after one year through five years	133,869	137,978
Due after five years through ten years	216,671	229,902
Due after ten years	78,818	82,849
	$450,981	472,465
Mortgage-backed securities totaling $62,000 at amortized cost and $64,000 at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $78,000 is excluded from the table above.
During 2020, the Company recognized gains of $81,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $49.3 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2020.
For 2019, the Company recognized gains of $72,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $33.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2019.
For the 2018 period, the Company recognized gains of $10,000 and losses of $1,000 related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $32.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2018.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on held to maturity debt securities (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Held to Maturity Debt Securities
Allowance for credit losses on corporate securities	$6	—	6
Allowance for credit losses on municipal securities	64	—	64
Allowance for credit losses on held to maturity debt securities	$70	—	70
The following tables represent the Company's disclosure on held to maturity debt securities in an unrealized loss position (in thousands):

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,995	(5)	—	—	1,995	(5)
State and municipal obligations	4,846	(41)	406	(17)	5,252	(58)
Corporate obligations	786	(2)	—	—	786	(2)
	$7,627	(48)	406	(17)	8,033	(65)

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,601	(9)	—	—	3,601	(9)
State and municipal obligations	7,675	(42)	2,093	(73)	9,768	(115)
Corporate obligations	3,254	(6)	—	—	3,254	(6)
	$14,530	(57)	2,093	(73)	16,623	(130)
The number of securities in an unrealized loss position as of December 31, 2020 totaled 7, compared with 35 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at December 31, 2020 was due to lower current market interest rates compared to rates at December 31, 2019.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2020 (in thousands):

	December 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,600	—	—	—	—	7,600
Mortgage-backed securities	62	—	—	—	—	62
State and municipal obligations	57,830	311,155	53,302	1,115	10,253	433,655
Corporate obligations	—	3,255	6,446	—	25	9,726
	$65,492	314,410	59,748	1,115	10,278	451,043

	December 31, 2019
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$6,599	—	—	—	—	6,599
Mortgage-backed securities	118	—	—	—	—	118
State and municipal obligations	49,316	330,322	56,317	1,119	—	437,074
Corporate obligations	—	3,128	6,335	350	25	9,838
	$56,033	333,450	62,652	1,469	25	453,629

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At December 31, 2020, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 70% rated AA, 13% rated A, and less than 2% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At December 31, 2020, the allowance for credit losses on held to maturity debt securities was $78,000, an increase from $70,000 at January 1, 2020, when the Company adopted CECL.

(6) Available for Sale Debt Securities
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

Available for sale debt securities at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,001	8	—	1,009
Mortgage-backed securities	910,393	28,872	(852)	938,413
Asset-backed securities	52,295	1,535		53,830
State and municipal obligations	69,687	1,666	(95)	71,258
Corporate obligations	40,194	809	(24)	40,979
	$1,073,570	32,890	(971)	1,105,489

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$936,196	12,367	(1,133)	947,430
State and municipal obligations	3,907	172	—	4,079
Corporate obligations	25,032	393	(15)	25,410
	$965,135	12,932	(1,148)	976,919
Available for sale debt securities having a carrying value of $618.0 million and $536.4 million at December 31, 2020 and 2019, respectively, are pledged to secure securities sold under repurchase agreements and municipal deposits.
The amortized cost and fair value of available for sale debt securities at December 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2020
	Amortized cost	Fair value
Due after one year through five years	$5,676	5,791
Due after five years through ten years	38,046	38,780
Due after ten years	66,159	67,666
	$109,881	112,237
Investments which pay principal on a periodic basis totaling $963.7 million at amortized cost and $993.3 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2020, proceeds from calls on securities in the available for sale debt securities portfolio totaled $13.9 million, with no gain or loss recognized. For 2019, there were no sales or calls of securities from the available for sale debt securities.

The following tables represent the Company's disclosure on available for sale debt securities in an unrealized loss position (in thousands):

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$127,600	(824)	8,007	(28)	135,607	(852)
State and municipal obligations	5,275	(95)	—	—	5,275	(95)
Corporate obligations	—	—	2,000	(24)	2,000	(24)
	$132,875	(919)	10,007	(52)	142,882	(971)

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$136,270	(629)	46,819	(504)	183,089	(1,133)
Corporate obligations	2,013	(15)	—	—	2,013	(15)
	$138,283	(644)	46,819	(504)	185,102	(1,148)

The number of securities in an unrealized loss position as of December 31, 2020 totaled 42, compared with 50 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at December 31, 2020 was due to lower current market interest rates compared to rates at December 31, 2019. All securities in an unrealized loss position were investment grade at December 31, 2020. There was one private-label mortgage-backed security in an unrealized loss position at December 31, 2020, with an amortized cost of $17,445 and unrealized loss of $1,300. This private-label mortgage-backed security was investment grade at December 31, 2020.

(7) Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted CECL, which replaced the incurred loss methodology with an expected loss methodology. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses on loans with a corresponding cumulative effect adjustment to decrease retained earnings by $5.9 million, net of income taxes. (See Adoption of CECL table below for additional detail.)
Loans receivable at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019
Mortgage loans:
Residential	$1,294,702	1,077,689
Commercial	3,458,666	2,578,393
Multi-family	1,484,515	1,225,551
Construction	541,939	429,812
Total mortgage loans	6,779,822	5,311,445
Commercial loans	2,567,470	1,634,759
Consumer loans	492,566	391,360
Total gross loans	9,839,858	7,337,564
PCI loans prior to CECL	—	746
Premiums on purchased loans	1,566	2,474
Unearned discounts	(12)	(26)
Net deferred fees	(18,522)	(7,873)
Total loans	$9,822,890	7,332,885
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2020, 2019 and 2018, $1.0 million, $845,000 and $894,000 decreased interest income, respectively, as a result of prepayments and normal amortization.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands). The December 31, 2020 balances include PCD loans, while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020):

	At December 31, 2020
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$15,789	8,852	9,315	—	33,956	1,260,746	1,294,702	9,315
Commercial	761	113	31,982	—	32,856	3,425,810	3,458,666	20,482
Multi-family	206	585	—	—	791	1,483,724	1,484,515	—
Construction	—	—	1,392	—	1,392	540,547	541,939	1,392
Total mortgage loans	16,756	9,550	42,689	—	68,995	6,710,827	6,779,822	31,189
Commercial loans	1,658	1,179	42,118	—	44,955	2,522,515	2,567,470	15,541
Consumer loans	4,348	4,519	2,283	—	11,150	481,416	492,566	2,283
Total gross loans	$22,762	15,248	87,090	—	125,100	9,714,758	9,839,858	49,013

	At December 31, 2019
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$5,905	2,579	8,543	—	17,027	1,060,662	1,077,689	2,989
Commercial	—	—	5,270	—	5,270	2,573,123	2,578,393	—
Multi-family	—	—	—	—	—	1,225,551	1,225,551	—
Construction	—	—	—	—	—	429,812	429,812	—
Total mortgage loans	5,905	2,579	13,813	—	22,297	5,289,148	5,311,445	2,989
Commercial loans	2,383	95	25,160	—	27,638	1,607,121	1,634,759	3,238
Consumer loans	1,276	337	1,221	—	2,834	388,526	391,360	569
Total gross loans	$9,564	3,011	40,194	—	52,769	7,284,795	7,337,564	6,796

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $87.1 million and $40.2 million at December 31, 2020 and 2019, respectively. There were no loans 90-days or greater past due and still accruing interest at December 31, 2020 and 2019. The increase in non-performing loans in 2020 reflects the effects of the protracted duration of the pandemic and related government response, and the attendant increased uncertainty of affected borrowers’ ability to repay all contractually due principal and interest.

Management has elected to measure an allowance for credit losses for accrued interest receivables specifically related to any loan that has been deferred as a result of COVID-19. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.2 million, $1.7 million and $1.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $2.1 million and $2.0 million respectively.
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
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the collateral’s fair value less any selling costs. A specific allocation of the allowance for credit losses is established for each collateral-dependent loan with a carrying balance greater than the collateral’s fair value, less estimated selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less estimated selling costs. At each fiscal quarter end, if a loan is designated as collateral-dependent and the third-party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value and evaluated for charge offs. The Company believes there have been no significant time lapses resulting from this process.
At December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs related to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020. At December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs related to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019.
At December 31, 2020 and December 31, 2019, the Company had $26.3 million and $20.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at December 31, 2020 consisted of $13.4 million in residential real estate loans, $12.8 million in commercial loans and $9,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$55,525	55,562	60,195
Provision charged to operations	29,712	13,100	23,700
Increase due to the initial adoption of CECL	7,920	—	—
Initial allowance related to PCD loans	13,586	—	—
Recoveries of loans previously charged off	2,636	1,895	1,685
Loans charged off	(7,913)	(15,032)	(30,018)
Balance at end of period	$101,466	55,525	55,562

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	For the Year Ended December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$25,511	28,263	1,751	55,525
Provision charged to operations	18,945	10,199	568	29,712
Increase (decrease) due to the initial adoption of CECL	14,188	(9,974)	3,706	7,920
Initial allowance related to PCD loans	11,984	1,582	20	13,586
Recoveries of loans previously charged off	396	1,776	464	2,636
Loans charged off	(2,717)	(4,762)	(434)	(7,913)
Balance at end of period	$68,307	27,084	6,075	101,466

	For the Year Ended December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision charged to operations	(2,323)	15,928	(505)	13,100
Recoveries of loans previously charged off	422	665	808	1,895
Loans charged off	(266)	(14,023)	(743)	(15,032)
Balance at end of period	$25,511	28,263	1,751	55,525

As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the year ended December 31, 2020, the Company recorded a $29.7 million provision for credit losses on loans. The increase in the provision for credit losses for the year ended December 31, 2020 reflects management’s best estimate of projected losses over the life of loans in the portfolio in accordance with the CECL approach, given the economic outlook and forecast related to the COVID-19 pandemic, as well as the impact of unprecedented fiscal, monetary and regulatory interventions. The largest increase in the provision for credit losses on loans for the year ended December 31, 2020 was in the commercial real estate portfolio.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credit losses related to the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,414	5,536
Commercial	17,118	12,831	4,287
Multi-family	9,519	3,374	6,145
Construction	4,152	5,892	(1,740)
Total mortgage loans	39,739	25,511	14,228
Commercial loans	18,254	28,263	(10,009)
Consumer loans	5,452	1,751	3,701
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	At December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,783	35,832	1,431	86,046
Collectively evaluated for impairment	6,731,039	2,531,638	491,135	9,753,812
Total gross loans	$6,779,822	2,567,470	492,566	9,839,858

	At December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,910	28,357	2,374	70,641
Collectively evaluated for impairment	5,271,535	1,606,402	388,986	7,266,923
Total gross loans	$5,311,445	1,634,759	391,360	7,337,564
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$4,220	4,715	39	8,974
Collectively evaluated for impairment	64,087	22,369	6,036	92,492
Total allowance for credit losses	$68,307	27,084	6,075	101,466

	At December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$1,580	3,462	25	5,067
Collectively evaluated for impairment	23,931	24,801	1,726	50,458
Total allowance for credit losses	$25,511	28,263	1,751	55,525
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
The following tables present the number of loans modified as TDRs during the years ended December 31, 2020 and 2019 and their balances immediately prior to the modification date and post-modification as of December 31, 2020 and 2019.

	Year Ended December 31, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$434	360
Total mortgage loans	2	434	360
Commercial loans	4	2,715	2,646
Total restructured loans	6	$3,149	3,006

	Year Ended December 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	3	$1,617	1,584
Commercial	1	$14,010	14,010
Total mortgage loans	4	15,627	15,594
Commercial loans	6	1,996	1,888
Consumer loans	4	421	402
Total restructured loans	14	$18,044	17,884

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2020 and 2019 exceeded the carrying amounts of such loans. During the year ended December 31, 2020, there were $7.3 million of charge-offs recorded on collateral dependent impaired loans. There were $11.6 million of charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2019. The allowance for credit losses associated with the TDRs presented in the preceding tables totaled $362,000 and $177,130 at December 31, 2020 and 2019, respectively, and were included in the allowance for credit losses for loans individually evaluated for impairment. (See page 109 for further discussion related to COVID-19 loan modifications)
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.43% and 3.83%, compared to a yield of 5.44% and 3.82% prior to modification for the years ended December 31, 2020 and 2019, respectively.
The following table presents loans modified as TDRs within the previous 12 months from December 31, 2020 and 2019, and for which there was a payment default (90 days or more past due) at the quarter ended December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	—	$—	1	$578
Total mortgage loans	—	—	1	578
Total restructured loans	—	$—	1	$578
No loans which were modified as TDRs within the 12 month period ending December 31, 2020 had a payment default (90 days or more past due). There was one payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending December 31, 2019.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to PCD loans on that date. Loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination are classified as PCD loans.
The table below is a summary of the PCD loans accounted for in accordance with ASC 310-26 that were acquired in the SB One acquisition at the July 31, 2020 closing date (in thousands):

Gross amortized cost basis at July 31, 2020	$315,784
Interest component of expected cash flows (accretable difference)	(7,988)
Fair value of PCD loans	307,796
Allowance for credit losses on PCD loans	(13,586)
Net PCD loans	$294,210

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	At December 31, 2020					At December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,981	11,380	—	11,587	511	$13,478	10,739	—	10,910	533
Commercial	17,414	17,414	—	16,026	60	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	31,395	28,794	—	27,613	571	13,478	10,739	—	10,910	533
Commercial loans	15,895	14,009	—	12,791	46	3,927	3,696	—	4,015	17
Consumer loans	1,382	880	—	7	50	2,086	1,517	—	1,491	86
Total loans	$48,672	43,683	—	40,411	667	$19,491	15,952	—	16,416	636
Loans with an allowance recorded
Mortgage loans:
Residential	$7,950	7,506	806	7,604	307	$10,860	10,326	829	10,454	428
Commercial	14,993	12,483	3414	123	570	18,845	18,845	751	18,862	569
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	22,943	19,989	4,220	7,727	877	29,705	29,171	1,580	29,316	997
Commercial loans	24,947	21,823	4,715	18,620	311	27,762	24,661	3462	27,527	444
Consumer loans	565	551	39	5	20	868	857	25	878	46
Total loans	$48,455	42,363	8,974	26,352	1,208	$58,335	54,689	5,067	57,721	1,487
Total
Mortgage loans:
Residential	$21,931	18,886	806	19,191	818	$24,338	21,065	829	21,364	961
Commercial	32,407	29,897	3,414	16,149	630	18,845	18,845	751	18,862	569
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	54,338	48,783	4,220	35,340	1,448	43,183	39,910	1,580	40,226	1,530
Commercial loans	40,842	35,832	4,715	31,411	357	31,689	28,357	3462	31,542	461
Consumer loans	1,947	1,431	39	12	70	2,954	2,374	25	2,369	132
Total loans	$97,127	86,046	8,974	66,763	1,875	$77,826	70,641	5,067	74,137	2,123

At December 31, 2020, impaired loans consisted of 169 residential, commercial and commercial mortgage loans totaling $86.0 million, of which 55 loans totaling $61.4 million were included in nonaccrual loans. At December 31, 2019, impaired loans consisted of 158 residential, commercial and commercial mortgage loans totaling $70.6 million, of which 25 loans totaling $27.9 million were included in nonaccrual loans. Specific allocations of the allowance for credit losses attributable to impaired loans totaled $9.0 million and $5.1 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, impaired loans for which there was no related allowance for credit losses totaled $43.7 million and $16.0 million, respectively. The average balances of impaired loans during the years ended December 31, 2020 and 2019 were $66.8 million and $74.1 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $1.99 billion and $1.26 billion at December 31, 2020 and 2019, respectively, and undisbursed home equity and personal credit lines of $241.2 million and $212.4 million, at December 31, 2020 and 2019, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of December 31, 2020, the Company secured 1,287 PPP loans for its customers totaling $473.2 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	At December 31, 2020
Total portfolio	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total Loans (1)
Special mention	$2,882	124,631	29,781	24,376	181,670	157,080	1,867	340,617
Substandard	26,651	98,313	1,568	4,924	131,456	127,092	6,746	265,294
Doubtful	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	29,533	222,944	31,349	29,300	313,126	284,224	8,613	605,963
Pass/Watch	1,265,169	3,235,722	1,453,166	512,639	6,466,696	2,283,246	483,953	9,233,895
Total	$1,294,702	3,458,666	1,484,515	541,939	6,779,822	2,567,470	492,566	9,839,858

2020
Special mention	$—	—	—	1,991	1,991	1,474	—	3,465
Substandard	164	—	—	—	164	726	25	915
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total criticized and classified	164	—	—	1,991	2,155	2,200	25	4,380
Pass/Watch	271,858	653,276	293,188	93,124	1,311,446	785,665	62,716	2,159,827
Total gross loans	$272,022	653,276	293,188	95,115	1,313,601	787,865	62,741	2,164,207

2019
Special mention	$—	30,313	682	14,508	45,503	7,080	3	52,586
Substandard	3,375	1,905	—	—	5,280	9,320	365	14,965
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	3,375	32,218	682	14,508	50,783	16,400	368	67,551
Pass/Watch	152,117	612,694	180,316	236,021	1,181,148	275,410	69,703	1,526,261
Total gross loans	$155,492	644,912	180,998	250,529	1,231,931	291,810	70,071	1,593,812

2018
Special mention	$—	33,446	20,125	7,877	61,448	6,544	276	68,268
Substandard	1,669	3,687	—	4,309	9,665	6,066	110	15,841
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	1,669	37,133	20,125	12,186	71,113	12,610	386	84,109
Pass/Watch	93,588	396,487	188,892	138,190	817,157	233,246	64,151	1,114,554
Total gross loans	$95,257	433,620	209,017	150,376	888,270	245,856	64,537	1,198,663

2017
Special mention	$—	22,838	3,117	—	25,955	27,251	70	53,276
Substandard	2,221	21,095	—	615	23,931	16,159	—	40,090
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	2,221	43,933	3,117	615	49,886	43,410	70	93,366
Pass/Watch	101,943	436,963	170,268	43,224	752,398	200,484	55,768	1,008,650
Total gross loans	$104,164	480,896	173,385	43,839	802,284	243,894	55,838	1,102,016

2016 and prior
Special mention	$2,882	38,034	5,857	—	46,773	114,731	1,518	163,022
Substandard	19,222	71,626	1,568	—	92,416	94,821	6,246	193,483
Doubtful	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	22,104	109,660	7,425	—	139,189	209,604	7,764	356,557
Pass/Watch	667,767	1,245,962	627,927	2,080	2,543,736	998,045	239,379	3,781,160
Total gross loans	$689,871	1,355,622	635,352	2,080	2,682,925	1,207,649	247,143	4,137,717

	At December 31, 2019
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,402	46,758	—	—	49,160	79,248	286	128,694
Substandard	10,204	13,458	—	6,181	29,843	57,015	1,668	88,526
Doubtful	—	—	—	—	—	836	—	836
Loss	—	—	—	—	—	—	—	—

Total criticized and classified	12,606	60,216	—	6,181	79,003	137,099	1,954	218,056
Pass/Watch	1,065,083	2,518,177	1,225,551	423,631	5,232,442	1,497,660	389,406	7,119,508
Total	$1,077,689	2,578,393	1,225,551	429,812	5,311,445	1,634,759	391,360	7,337,564
(1) Contained within criticized and classified loans at December 31, 2020 are loans that were granted payment deferrals related to COVID-19 totaling $207.4 million.
(8) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Land	$13,631	12,440
Banking premises	72,362	59,708
Furniture, fixtures and equipment	52,128	45,660
Leasehold improvements	37,756	35,749
Construction in progress	9,669	3,270
	185,546	156,827
Less accumulated depreciation and amortization	109,600	101,617
Total banking premises and equipment	$75,946	55,210
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $7.6 million, $7.7 million and $8.0 million, respectively.

(9) Intangible Assets
Intangible assets at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019
Goodwill	$443,001	420,562
Core deposit premiums	1,112	1,753
Customer relationship and other intangibles	21,466	14,142
Mortgage servicing rights	633	562
Total intangible assets	$466,212	437,019
Amortization expense of intangible assets for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Core deposit premiums	$824	786	931
Customer relationship and other intangibles	2,457	1,869	1,073
Mortgage servicing rights	144	85	123
Total amortization expense of intangible assets	$3,425	2,740	2,127
Scheduled amortization of core deposit premiums and customer relationship and other intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2021	$3,513
2022	3,143
2023	2,771
2024	2,432
2025	2,206

(10) Deposits
Deposits at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020	Weighted average interest rate	2019	Weighted average interest rate
Savings deposits	$1,348,147	0.11%	$983,714	0.14%
Money market accounts	2,245,412	0.45	1,738,202	0.79
NOW accounts	2,808,637	0.42	2,092,413	0.79
Non-interest bearing deposits	2,341,459	—	1,554,253	—
Certificates of deposit	1,094,174	0.89	734,027	1.72
Total deposits	$9,837,829		$7,102,609
 Scheduled maturities of certificates of deposit accounts at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Within one year	$886,018	606,870
One to three years	153,114	81,987
Three to five years	54,544	44,243
Five years and thereafter	498	927
	$1,094,174	734,027
Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 is summarized as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Savings deposits	$1,689	1,681	1,923
NOW and money market accounts	22,762	29,542	20,450
Certificates of deposits	9,138	14,271	8,320
	$33,589	45,494	30,693

(11) Borrowed Funds
Borrowed funds at December 31, 2020 and 2019 are summarized as follows (in thousands):

	2020	2019
Securities sold under repurchase agreements	$99,936	60,737
FHLB line of credit	25,000	298,000
FHLB advances	1,051,036	766,409
Total borrowed funds	$1,175,972	1,125,146

At December 31, 2020, FHLB advances were at fixed rates and mature between January 2020 and May 2022, and at December 31, 2019, FHLB advances were at fixed rates and mature between January 2019 and April 2022. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances at December 31, 2020 are as follows (in thousands):

2020
Due in one year or less	$754,481
Due after one year through two years	168,686
Due after two years through three years	58,650
Due after three years through four years	19,219
Thereafter	—
Total FHLB advances	$1,051,036
Scheduled maturities of securities sold under repurchase agreements at December 31, 2020 are as follows (in thousands):

2020
Due in one year or less	$99,936
Due after one year through two years	—
Due after two years through three years	—
Due after three years through four years	—
Due after four years through five years	—
Thereafter	—
Total securities sold under repurchase agreements	$99,936
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2020 and 2019 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2020
Securities sold under repurchase agreements	$115,233	86,194	0.28%
FHLB line of credit	422,000	97,853	1.09
FHLB advances	1,177,083	1,045,282	1.49
2019
Securities sold under repurchase agreements	$96,914	71,234	.49%
FHLB line of credit	451,000	325,481	2.40
FHLB advances	1,190,006	939,916	2.11
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. At December 31, 2020 and December 31, 2019, available for sale debt securities pledged as collateral for repurchase agreements totaled $105.1 million and $56.5 million, respectively.
Interest expense on borrowings for the years ended December 31, 2020, 2019 and 2018 amounted to $16.6 million, $28.0 million and $28.5 million, respectively.

(12) Subordinated Debentures
As part of the July 31, 2020 acquisition of SB One, the Company assumed subordinated debentures with a total outstanding balance of $27.9 million and a net fair value of $25.1 million. The outstanding balance consisted of $12.9 million of subordinated deferrable interest debentures sold by the former SB One Bancorp to Sussex Capital Trust II (the “Trust”) and $15 million of private placement of fixed to-floating rate subordinated notes to an institutional investor.
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. Concurrently, the Trust purchased $12.9 million of variable rate subordinated deferrable interest debentures from the former SB One Bancorp and issued $387,000 of Common Securities in consideration for payment of the assets of the Trust in the same amount. The subordinated debentures are the sole asset of the Trust and their terms are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The interest rate is based on the three-month LIBOR plus 144 basis points and adjusts quarterly. The rate at December 31, 2020 was 1.66%. The capital trust pass-through securities are currently redeemable by the Company at par in whole or in part. These capital trust pass-through securities must be redeemed upon final maturity on September 15, 2037. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital.
In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, capital trust pass-through securities qualify as Tier I capital subject to specified limitations.
As part of the acquisition of SB One, the Company assumed a $15.0 million private placement of fixed to-floating rate subordinated notes to an institutional investor on December 22, 2016. The subordinated notes have a maturity date of December 22, 2026 and bear interest at the rate of 5.75% per annum, payable quarterly, for the first five years of the term, and then at a variable rate that will reset quarterly to a level equal to the then current 3-month LIBOR plus 350 basis points over the remainder of the term.
Subordinated debentures at December 31, 2020 totaled 25.1 million, while interest expense on these subordinated debentures for the year ended December 31, 2020 totaled $512,000.

(13) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2020, no contributions will be made to the pension plan in 2021.
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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2020	2019	2018	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$33,058	28,878	31,970	23,323	20,028	22,757
Service cost	—	—	—	78	80	115
Interest cost	1,000	1,198	1,094	712	837	786
Actuarial loss	381	63	—	(169)	—	18
Benefits paid	(1,630)	(1,493)	(1,401)	(627)	(600)	(590)
Change in actuarial assumptions	2,361	4,412	(2,785)	(4,512)	2,978	(3,058)
Benefit obligation at end of year	$35,170	33,058	28,878	18,805	23,323	20,028
Change in plan assets:
Fair value of plan assets at beginning of year	$49,932	43,449	46,870	—	—	—
Actual return on plan assets	6,315	7,976	(2,020)	—	—	—
Employer contributions	—	—	—	627	600	590
Benefits paid	(1,630)	(1,493)	(1,401)	(627)	(600)	(590)
Fair value of plan assets at end of year	54,617	49,932	43,449	—	—	—
Funded status at end of year	$19,447	16,874	14,571	(18,805)	(23,323)	(20,028)
For the years ended December 31, 2020 and 2019, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2020 and MP 2019 issued by The Society of Actuaries ("SOA") in October 2020 and 2019, respectively. The prepaid pension benefits of $19.4 million and the unfunded post-retirement healthcare and life insurance benefits of $18.8 million at December 31, 2020 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2020 and 2019 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2020	2019	2020	2019
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	9,026	10,346	(8,055)	(3,621)
Total accumulated other comprehensive loss (gain)	$9,026	10,346	(8,055)	(3,621)

Net periodic (benefit) increase cost for the years ending December 31, 2020, 2019 and 2018, included the following components (in thousands):

	Pension			Post-retirement
	2020	2019	2018	2020	2019	2018
Service cost	$—	—	—	78	80	115
Interest cost	1,000	1,198	1,094	712	837	786
Return on plan assets	(2,949)	(2,562)	(2,769)	—	—	—
Amortization of:
Net loss (gain)	696	1,015	795	(248)	(825)	(396)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(1,253)	(349)	(880)	542	92	505

The weighted average actuarial assumptions used in the plan determinations at December 31, 2020, 2019 and 2018 were as follows:

	Pension			Post-retirement
	2020	2019	2018	2020	2019	2018
Discount rate	2.30%	3.10%	4.25%	2.30%	3.10%	4.25%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 2.30% was selected for the December 31, 2020 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2020 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$140	110
Effect on post-retirement benefits obligation	$3,900	3,100
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2021	$1,721	780
2022	1,740	789
2023	1,774	821
2024	1,779	822
2025	1,772	850

The weighted-average asset allocation of pension plan assets at December 31, 2020 and 2019 were as follows:

Asset Category	2020	2019
Domestic equities	39%	37%
Foreign equities	12%	11%
Fixed income	47%	50%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2020 and 2019, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$64	—	64	—
Mutual funds:
Fixed income	25,418	25,418	—	—
International equity	6,581	6,581	—	—
Large U.S. equity	1,677	1,677	—	—
Small/Mid U.S. equity	1,225	1,225	—	—
Total mutual funds	34,901	34,901	—	—
Pooled separate accounts	19,652	—	19,652	—
Total Plan assets	$54,617	34,901	19,716	—

	Fair value measurements at December 31, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$81	—	81	—
Mutual funds:
Fixed income	16,609	16,609	—	—
International equity	5,535	5,535	—	—
Large U.S. equity	1,496	1,496	—	—
Small/Mid U.S. equity	996	996	—	—
Total mutual funds	24,636	24,636	—	—
Pooled separate accounts	25,215	—	25,215	—
Total Plan assets	$49,932	24,636	25,296	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2020, 2019 and 2018, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2020, 2019 and 2018 were $1.0 million, $981,000 and $973,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003 provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $80,000, $85,000 and $82,000 for the years 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, $1.8 million and $1.9 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $89,000, an increase of $187,000, and a decrease of $119,000, net of tax, were recorded in other comprehensive (loss) income for 2020, 2019 and 2018, respectively.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $10,000, $15,000, and $10,000 to former board members under this plan for each of the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, $127,000 and $130,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. An increase of $6,334, an increase of $730, and an increase of $3,000, net of tax, were recorded in other comprehensive (loss) income for 2020, 2019 and 2018, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2020, was $25.6 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2020 and 2019, 273,307 shares and 280,522 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 1,183,180 at December 31, 2020, and had a fair value of $21.3 million. ESOP compensation expense for the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $4.5 million and $4.5 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the years ending December 31, 2020, 2019 and 2018 was $25,000, $22,000 and $18,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2020, 2019 and 2018 was $180,000, $140,000 and $121,000,

respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $5.4 million, $6.7 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2020	2019	2018
Outstanding at beginning of year	668,826	651,099	660,783
Granted	429,122	291,034	296,411
Forfeited	(59,938)	(46,914)	(56,296)
Vested	(252,829)	(226,393)	(249,799)
Outstanding at the end of year	785,181	668,826	651,099
As of December 31, 2020, unrecognized compensation cost relating to unvested restricted stock totaled $6.4 million. This amount will be recognized over a remaining weighted average period of 1.7 years.
Stock Options
Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair value of a share of the Company’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Additionally, certain options are three-year performance-vesting options, which may or may not vest depending upon the attainment of certain corporate financial targets.
A summary of the status of the granted but unexercised stock options as of December 31, 2020, 2019 and 2018, and changes during the year is presented below:

	2020		2019		2018
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	499,201	$19.32	470,979	$18.36	507,656	$16.84
Granted	107,240	20.62	41,685	27.25	43,124	25.58
Exercised	—	—	(13,463)	10.35	(79,801)	12.61
Forfeited	(10,000)	14.68	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at the end of year	596,441	$17.96	499,201	$19.32	470,979	$18.36

The total fair value of options vesting during 2020, 2019 and 2018 was $185,000, $193,000 and $189,000, respectively.
Compensation expense of approximately $139,000, $76,000 and $11,000 is projected for 2021, 2022 and 2023, respectively, on stock options outstanding at December 31, 2020.
The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$14.50-15.23	138,475	1.1	$14.89	138,475	$14.89
$16.38-27.25	457,966	6.1	$20.83	279,901	$19.50

The stock options outstanding and stock options exercisable at December 31, 2020 have an aggregate intrinsic value of $553,000.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $190,000, $181,000 and $190,000 for 2020, 2019 and 2018, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2020	2019	2018
Expected dividend yield	4.46%	3.38%	3.13%
Expected volatility	20.33%	22.01%	20.65%
Risk-free interest rate	0.75%	2.53%	2.65%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2020, 2019 and 2018 was $1.83, $4.57 and $4.29 per option, respectively.

(14) Income Taxes
The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Based upon the change in the tax rate, the Company revalued its net deferred tax asset at December 31, 2017.

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$27,143	22,427	41,578
State	11,389	10,354	2,493
Total current	38,532	32,781	44,071
Deferred:
Federal	(5,908)	1,650	(17,302)
State	(2,021)	24	(1,239)
Total deferred	(7,929)	1,674	(18,541)
	$30,603	34,455	25,530

The Company recorded a deferred tax expense (benefit) of $5.2 million, $6.6 million and ($2.4) million during 2020, 2019 and 2018, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax expense (benefit) of $1.4 million, ($463,000) and $379,000 in 2020, 2019 and 2018, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Tax expense at statutory rates	$26,786	30,889	30,223
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	7,400	8,197	1,002
Tax-exempt interest income	(2,609)	(3,082)	(2,839)
Bank-owned life insurance	(1,363)	(1,322)	(1,158)
Other, net	389	(227)	(1,698)
	$30,603	34,455	25,530

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Allowance for credit losses on loans	$26,156	14,313
Allowance for credit loss OBS	1,295	—
Post-retirement benefit	6,924	6,946
Deferred compensation	839	1,175
Contingent Consideration	714	—
Purchase accounting adjustments	3,099	1,629
Depreciation	331	750
SERP	733	688
ESOP	1,377	1,606
Stock-based compensation	4,481	4,747
Payroll Protection Program fees	2,268	—
Non-accrual interest	225	417
Federal Net Operating Loss ("NOL")	280	321
Net unrealized loss on hedging activities	1,717	—
Pension liability adjustments	376	1,821
Other	925	1,223
Total gross deferred tax assets	51,740	35,636
Deferred tax liabilities:
Pension expense	7,340	7,017
Deferred loan costs	4,532	5,064
Investment securities, principally due to accretion of discounts	79	70
Intangibles	1,723	1,393
Originated mortgage servicing rights	160	140
Unrealized gain on available for sale debt securities	7,802	3,038
Net unrealized gain on hedging activities	—	114
Total gross deferred tax liabilities	21,636	16,836
Net deferred tax asset	$30,104	18,800
Retained earnings at December 31, 2020 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2020, the Company had an unrecognized tax liability of $13.4 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $1.3 million of NOL carryforwards available to offset future taxable income as of December 31, 2020. If not utilized, these carryforwards will expire in 2031. Pursuant to the Tax Act, NOLs created after December 31, 2017 may be carried forward indefinitely and utilization is subject to 80% of taxable income. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2020 and 2019.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return. For tax periods prior to December 31, 2018, New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. As a result of this enacted legislation that New Jersey effectuated on July 1, 2018, beginning in 2019, the Company and its subsidiaries is required to file a combined New Jersey state income tax return on apportioned and allocated income. Also, the Company and its subsidiaries file a combined New York State income tax return on apportioned and allocated income. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return.
The Company's Federal and New York State income tax returns are open for examination from 2017, the New Jersey State income tax returns are open for examination from 2016, and the Pennsylvania Mutual Thrift Institutions return is open from 2017. During the fourth quarter of 2017, the Internal Revenue Service completed its examination of the Company's 2014 Federal tax return. The completion of the examination did not have a material impact on the Company's effective income tax rate. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The Company's 2017 and 2018 New York State returns are currently under audit. The Company's 2015 thru 2018 New Jersey State returns are currently under audit.
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
A substantial portion of the Bank’s loans are to borrowers operating in or, are secured by real estate located in New Jersey, our primary market area. Accordingly, the collectability of a substantial portion of the Bank’s loan portfolio may be susceptible to changes in local real estate market conditions and the regional business environment.
(16) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2020, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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
As of December 31, 2020 and 2019, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2020 and 2019, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2020 and 2019, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 leverage capital	$1,157,505	9.30%	$497,794	4.00%	$497,794	4.00%	$622,243	5.00%
Common equity Tier 1 risk-based capital	1,144,618	10.46	492,359	4.50	765,892	7.00	711,185	6.50
Tier 1 risk-based capital	1,157,505	10.58	656,478	6.00	930,011	8.50	875,305	8.00
Total risk-based capital	1,306,494	11.94	875,305	8.00	1,148,837	10.50	1,094,131	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 leverage capital	$973,214	10.34%	$376,484	4.00%	$376,484	4.00%	$470,605	5.00%
Common equity Tier 1 risk-based capital	973,214	12.74	343,756	4.50	534,732	7.00	496,537	6.50
Tier 1 risk-based capital	973,214	12.74	458,342	6.00	649,317	8.50	611,122	8.00
Total risk-based capital	1,028,879	13.47	611,122	8.00	802,098	10.50	763,903	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 leverage capital	$1,086,589	8.75%	$496,908	4.00%	$496,908	4.00%	$621,135	5.00%
Common equity Tier 1 risk-based capital	1,086,589	9.96	491,135	4.50	763,988	7.00	709,417	6.50
Tier 1 risk-based capital	1,086,589	9.96	654,847	6.00	927,700	8.50	873,129	8.00
Total risk-based capital	1,223,469	11.21	873,129	8.00	1,145,982	10.50	1,091,411	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 leverage capital	$923,471	9.81%	$376,449	4.00%	$376,449	4.00%	$470,562	5.00%
Common equity Tier 1 risk-based capital	923,471	12.09	343,716	4.50	534,670	7.00	496,479	6.50
Tier 1 risk-based capital	923,471	12.09	458,288	6.00	649,242	8.50	611,051	8.00
Total risk-based capital	979,136	12.82	611,051	8.00	802,004	10.50	763,814	10.00

Note 17. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
On January 1, 2020, the Company adopted CECL, which replaced the incurred loss methodology with an expected loss methodology. This new methodology applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of this new standard resulted in the Company recording a $3.2 million increase to the allowance for credit losses on off-balance sheet credit exposures with a corresponding cumulative effect adjustment to decrease retained earnings $2.4 million, net of income taxes.
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
The following table illustrates the impact of the January 1, 2020 adoption of CECL on off-balance sheet credit exposures (dollars in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Liabilities
Allowance for credit losses on off-balance sheet credit exposure	$3,206	—	3,206
The provision for credit losses for off-balance sheet credit exposures totaled 1.8 million for the year ended December 31, 2020.
The allowance for credit losses for off-balance sheet credit exposures was $5.0 million at December 31, 2020, included in other liabilities on the Consolidated Statements of Financial Condition.

(18) Fair Value Measurements
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2020 and December 31, 2019.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2020 and 2019.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2020 and 2019.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2020 and 2019, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,009	1,009	—	—
Mortgage-backed securities	938,413	—	938,413	—
Asset-backed securities	53,830		53,830
State and municipal obligations	71,258	—	71,258	—
Corporate obligations	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,009	1,104,480	—
Equity Securities	971	971	—	—
Derivative assets	101,079	—	101,079
	$1,207,539	1,980	1,205,559	—

Derivative liabilities	$109,148	—	109,148	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,250	—	—	26,250
Foreclosed assets	4,475	—	—	4,475
	$30,725	—	—	30,725

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$947,430	—	947,430	—
State and municipal obligations	4,079	—	4,079	—
Corporate obligations	25,410	—	25,410	—
Total available for sale debt securities	$976,919	—	976,919	—
Equity Securities	825	825	—	—
Derivative assets	39,305	—	39,305	—
	$1,017,049	825	1,016,224	—

Derivative liabilities	$39,356	—	39,356	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,403	—	—	20,403
Foreclosed assets	2,715	—	—	2,715
	$23,118	—	—	23,118

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2020 and 2019.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at December 31, 2020 and December 31, 2019 was $114.3 million and $77.0 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2020 and December 31, 2019. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$532,353	532,353	532,353	—	—
Available for sale debt securities:
Agency obligations	$1,009	1,009	1,009	—	—
Mortgage-backed securities	938,413	938,413	—	938,413	—
Asset-backed securities	53,830	53,830		53,830
State and municipal obligations	71,258	71,258	—	71,258	—
Corporate obligations	40,979	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,105,489	1,009	1,104,480	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	$7,600	7,601	7,601	—	—
Mortgage-backed securities	62	64	—	64	—
State and municipal obligations	433,589	454,973	—	454,973	—
Corporate obligations	9,714	9,813	—	9,813	—
Total held to maturity debt securities, net of allowance for credit losses	$450,965	472,451	7,601	464,850	—
FHLBNY stock	59,489	59,489	59,489	—	—
Equity Securities	971	971	971	—	—
Loans, net of allowance for credit losses	9,721,424	9,969,330	—	—	9,969,330
Derivative assets	101,079	101,079	—	101,079	—

Financial liabilities:
Deposits other than certificates of deposits	$8,743,655	8,743,655	8,743,655	—	—
Certificates of deposit	1,094,174	1,097,993	—	1,097,993	—
Total deposits	$9,837,829	9,841,648	8,743,655	1,097,993	—
Borrowings	1,175,972	1,193,024	—	1,193,024	—
Subordinated Debentures	25,135	24,375	—	24,375	—
Derivative liabilities	109,148	109,148	—	109,148	—

		Fair Value Measurements at December 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,748	186,748	186,748	—	—
Available for sale debt securities:
Mortgage-backed securities	947,430	947,430	—	947,430	—
State and municipal obligations	4,079	4,079	—	4,079	—
Corporate obligations	25,410	25,410	—	25,410	—
Total available for sale debt securities	$976,919	976,919	—	976,919	—
Held to maturity debt securities:
Agency obligations	$6,599	6,601	6,601	—	—
Mortgage-backed securities	118	122	—	122	—
State and municipal obligations	437,074	451,353	—	451,353	—
Corporate obligations	9,838	9,890	—	9,890	—
Total held to maturity debt securities	$453,629	467,966	6,601	461,365	—
FHLBNY stock	57,298	57,298	57,298	—	—
Equity Securities	825	825	825	—	—
Loans, net of allowance for credit losses	7,277,360	7,296,744	—	—	7,296,744
Derivative assets	39,305	39,305	—	39,305	—

Financial liabilities:
Deposits other than certificates of deposits	$6,368,582	6,368,582	6,368,582	—	—
Certificates of deposit	734,027	734,047	—	734,047	—
Total deposits	$7,102,609	7,102,629	6,368,582	734,047	—
Borrowings	1,125,146	1,127,569	—	1,127,569	—
Derivative liabilities	39,356	39,356	—	39,356	—

(19) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2020 and 2019.

	2020 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$88,169	81,537	93,453	100,150
Interest expense	16,148	11,709	11,468	11,412
Net interest income	72,021	69,828	81,985	88,738
Provision for credit losses	14,717	10,900	6,400	(2,298)
Net interest income after provision for loan losses	57,304	58,928	75,585	91,036
Non-interest income	16,991	14,365	20,626	20,448
Non-interest expense	54,107	55,267	59,783	58,571
Income before income tax expense	20,188	18,026	36,428	52,913
Income tax expense	5,257	3,715	9,285	12,346
Net income	$14,931	14,311	27,143	40,567
Basic earnings per share	$0.23	0.22	0.37	0.53
Diluted earnings per share	0.23	0.22	0.37	0.53

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$92,411	95,648	93,026	90,385
Interest expense	17,404	19,093	19,498	17,502
Net interest income	75,007	76,555	73,528	72,883
Provision for credit losses	200	9,500	500	2,900
Net interest income after provision for loan losses	74,807	67,055	73,028	69,983
Non-interest income	12,188	15,834	18,047	17,725
Non-interest expense	48,416	49,694	49,738	53,731
Income before income tax expense	38,579	33,195	41,337	33,977
Income tax expense	7,689	8,802	9,938	8,026
Net income	$30,890	24,393	31,399	25,951
Basic earnings per share	$0.48	0.38	0.49	0.40
Diluted earnings per share	0.48	0.38	0.49	0.40

(20) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income	$96,951	112,633	118,387
Basic weighted average common shares outstanding	69,548,499	64,604,224	64,942,886
Plus:
Dilutive shares	77,459	130,367	160,211
Diluted weighted average common shares outstanding	69,625,958	64,734,591	65,103,097
Earnings per share:
Basic	$1.39	1.74	1.82
Diluted	$1.39	1.74	1.82
Anti-dilutive stock options and awards totaling 999,718 shares, 646,457 shares and 443,748 shares at December 31, 2020, 2019 and 2018, respectively, were excluded from the earnings per share calculations.

(21) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$10,634	29,723
Available for sale debt securities, at fair value	971	825
Investment in subsidiary	1,561,769	1,364,097
ESOP loan	25,555	31,113
Other assets	(622)	37
Total assets	$1,640,654	1,425,795
Liabilities and Stockholders’ Equity
Due to subsidiary—SAP	$—	11,741
Other liabilities	(4,279)	214
Subordinated Debentures	25,135	—
Total stockholders’ equity	1,619,798	1,413,840
Total liabilities and stockholders’ equity	$1,640,654	1,425,795
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Dividends from subsidiary	$65,823	72,809	53,604
Interest income	1,245	1,470	1,657
Investment gain	147	162	2294
Total income	67,215	74,441	57,555
Subordinated debentures	512	—	—
Non-interest expense	1,196	1,192	1,049
Total expense	1,708	1,192	1,049
Income before income tax expense	65,507	73,249	56,506
Income tax expense	—	127	692
Income before undistributed net income of subsidiary	65,507	73,122	55,814
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	31,444	39,511	62,573
Net income	$96,951	112,633	118,387

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$96,951	112,633	118,387
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(31,444)	(39,511)	(62,573)
ESOP allocation	2,401	4,533	4,516
SAP allocation	5,433	6,671	6,046
Stock option allocation	190	181	190
Increase in due to subsidiary—SAP	54,088	3,745	3,577
Decrease (increase) in other assets	(138,360)	21,285	(18,598)
(Decrease) increase in other liabilities	(4,493)	(734)	396
Net cash (used in) provided by operating activities	(15,234)	108,803	51,941
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	78,089	—	—
Net decrease in ESOP loan	5,558	5,643	4,663
Net cash provided by investing activities	83,647	5,643	4,663
Cash flows from financing activities:
Purchases of treasury stock	(21,161)	(19,867)	(13,172)
Purchase of employee restricted shares to fund statutory tax withholding	(969)	(1,985)	(1,896)
Cash dividends paid	(65,823)	(72,809)	(53,604)
Shares issued dividend reinvestment plan	451	2,230	1,709
Stock options exercised	—	139	1,007
Net cash used in financing activities	(87,502)	(92,292)	(65,956)
Net increase (decrease) in cash and cash equivalents	(19,089)	22,154	(9,352)
Cash and cash equivalents at beginning of period	29,723	7,569	16,921
Cash and cash equivalents at end of period	$10,634	29,723	7,569

(22) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020			2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net gains (losses) arising during the period	$20,134	(5,190)	14,944	24,987	(6,636)	18,351	(8,425)	2,296	(6,129)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	—	—
Total	20,134	(5,190)	14,944	24,987	(6,636)	18,351	(8,425)	2,296	(6,129)
Unrealized (losses) gains on derivatives (cash flow hedges)	(7,099)	1,830	(5,269)	(780)	201	(579)	304	(83)	221
Amortization related to post-retirement obligations	5,604	(1,445)	4,159	(2,176)	561	(1,615)	1,678	(457)	1,221
Total other comprehensive income (loss)	$18,639	(4,805)	13,834	22,031	(5,874)	16,157	(6,443)	1,756	(4,687)

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020 and 2019 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2020				2019
	Unrealized Gains on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of the period	$8,746	(5,240)	315	3,821	(9,605)	(3,625)	894	(12,336)
Current period change in other comprehensive income (loss)	14,944	4,159	(5,269)	13,834	18,351	(1,615)	(579)	16,157
Balance at the end of the period	$23,690	(1,081)	(4,954)	17,655	8,746	(5,240)	315	3,821

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2020	2019	2018
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	—	Net gain on securities transactions
	—	—	—	Income tax expense
	—	—	—	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	448	189	399	Compensation and employee benefits (1)
	(115)	(49)	(109)	Income tax expense
	333	140	290	Net of tax
Total reclassifications	$333	140	290	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 13. Benefit Plans

(23) Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At December 31, 2020 and 2019, the Company had 172 and 92 interest rate swaps with an aggregate notional amount of $2.63 billion and $1.61 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At December 31, 2020 and 2019, the Company had 13 credit derivatives, respectively, with aggregate notional amounts of $121.7 million and $106.0 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At December 31, 2020 and December 31, 2019, the fair value of these credit derivatives were $97,000 and $47,323, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2020, 2019 and 2018, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.7 million will be reclassified as an increase to interest expense. As of December 31, 2020, the Company had 14 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019 (in thousands):

	At December 31, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$107,652	Other liabilities	$109,148
Credit contracts	Other assets	97	Other liabilities	—
Total derivatives not designated as hedging instruments		$107,749		$109,148

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$(6,671)	Other liabilities	$—
Total derivatives designated as hedging instruments		$(6,671)		$—

	At December 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$38,830	Other liabilities	$39,356
Credit contracts	Other assets	47	Other liabilities	—
Total derivatives not designated as hedging instruments		$38,877		$39,356

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$428	Other liabilities	$—
Total derivatives designated as hedging instruments		$428		$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2020	2019	2018
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(950)	(64)	(414)
Credit contracts	Other income	30	(53)	63
Total derivatives not designated as hedging instruments		$(920)	(117)	(351)

Derivatives designated as a hedging instruments:		Loss (gain) recognized in Expense on derivatives

Interest rate products	Interest expense	$1,741	(624)	312
Total derivatives designated as a hedging instruments		$1,741	(624)	312
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
As of December 31, 2020, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $116.2 million at December 31, 2020. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $113.6 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

(24) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2020, 2019 and 2018 the out-of-scope revenue related to financial instruments were 83%, 85% and 86% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019 and 2018:

	December 31,
(in-thousands)	2020	2019	2018
Non-interest income
In-scope of Topic 606:
Wealth management fees	$25,733	22,503	17,957
Insurance agency income	3,513	—	—
Banking service charges and other fees:
Service charges on deposit accounts	10,312	13,117	13,330
Debit card and ATM fees	5,974	5,734	5,997
Total banking service charges and other fees	16,286	18,851	19,327
Total in-scope non-interest income	45,532	41,354	37,284
Total out-of-scope non-interest income	26,899	22,440	21,392
Total non-interest income	$72,431	63,794	58,676
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management ("AUM") for the month and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer on a monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
Insurance agency income, consisting of commissions and fees, is generally recognized as of the effective date of the insurance policy. Commission revenues related to installment billings are recognized on the invoice date. Subsequent commission adjustments are recognized upon the receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when the Company receives formal notification of the amount of such payments.
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

(25) Leases
On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842) and all subsequent ASU's that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. The Company elected the modified retrospective transition option effective with the period of adoption, elected not to recast comparative periods presented when transitioning to the new leasing standard and adjustments, if required, are made at the beginning of the period through a cumulative-effect adjustment to opening retained earnings. The Company also elected practical expedients, which allowed the Company to forego a reassessment of: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use asset and an operating lease liability of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019.
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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at December 31, 2020 (in thousands):

	Classification	December 31, 2020
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$41,142
Lease Liabilities:
Operating lease liabilities	Other liabilities	$42,042
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
At December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.2 years and 3.22%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Lease Costs
Operating lease cost	$9,012	8,433
Variable lease cost	2,756	2,765
Total Lease Cost	$11,768	11,198

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2020	Year ended December 31, 2019
Operating cash flows from operating leases	$8,863	8,304

For the year ended December 31, 2020, the Company added nine lease obligations related to the SB One acquisition. The Company recorded a $3.8 million right-of-use asset and lease liability for these lease obligations.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows (in thousands):

Operating Leases
Years ended:
2020	$7,165
2021	6,227
2022	5,712
2023	5,309
2024	4,722
Thereafter	20,001
Total future minimum lease payments	49,136
Amounts representing interest	7,094
Present value of net future minimum lease payments	$42,042
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report appears on page 63 of this Annual Report on Form 10-K.
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

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 29, 2021.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 29, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 29, 2021.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2020 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	596,441	$17.96	2,009,578
Total	596,441	$17.96	2,009,578
________________________
1.Consists of outstanding stock options to purchase 596,441 shares of common stock granted under the Company’s stock-based compensation plans.
2.The weighted average exercise price reflects an exercise price of $14.50 for 44,052 stock options granted in 2011; an exercise price of $14.88 for 42,542 stock options granted in 2012; an exercise price of $15.23 for 51,881 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019; and an exercise price of $20.62 for 107,240 stock options granted in 2020 under the Company’s stock-based compensation plans.
3.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 29, 2021.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 29, 2021.

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
(a)(3) Exhibits

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and SB One Bancorp. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

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

4.2
Description of Capital Stock of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2019 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2020/File No. 001-31566.)

4.3	Form of Subordinated Note Certificate

4.4	Form of Senior Debt Indenture

4.5	Form of Subordinated Debt Indenture

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

10.3
Employment Agreement, dated March 11, 2020, by and between Provident Financial Services, Inc. and Anthony J. Labozzetta (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.4
Side-Letter Agreement, dated March 11, 2020, by and among Provident Financial Services, Inc., Provident Bank and Anthony J. Labozzetta (Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.5
Change in Control Agreement, dated March 11, 2020, by and between Provident Financial Services, Inc. and Anthony J. Labozzetta (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.6
Settlement Agreement, dated March 11, 2020, by and among SB One Bancorp, SB One Bank, Provident Financial Services, Inc., Provident Bank and Anthony J. Labozzetta (Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.7	Supplemental Executive Retirement Agreement, as amended by the benefit of Anthony J. Labozzetta.

10.8
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Kuntz, Lyons and Sierotko and Ms. Murray. (Filed as Exhibit 10.3 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.9
Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.(Filed as Exhibit 10.4 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.10
Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as Exhibit 10.5 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.11
Supplemental Executive Retirement Plan of Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.12
Retirement Plan for the Board of Managers of Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.13
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.14
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004/File No. 001-31566.)

10.15
Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.16
Provident Financial Services, Inc. Amended and Restated the Long-Term Equity Incentive Plan. (Filed as an appendix to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2014/File No. 001-31566.)

10.17
Omnibus Incentive Compensation Plan. (Filed as Exhibit 10.19 to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.18
Provident Financial Services, Inc. Executive Annual Incentive Plan (Filed as an appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 13, 2015/File No. 001-31566.)

10.19
Provident Financial Services, Inc. 2019 Long-Term Equity Incentive Plan (Filed as an exhibit to the Company’s December 31, 2019 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2020/File No. 001-31566.)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2021	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Martin	By:	/s/ Thomas M. Lyons
	Christopher Martin, Chairman and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2021	Date:	March 1, 2021

	/s/ Anthony J. Labozzetta	By:	/s/ Frank S. Muzio
	Anthony J. Labozzetta, President, Chief Operating Officer and Director		Frank S. Muzio, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

	March 1, 2021	Date:	March 1, 2021

By:	/s/ Robert Adamo	By:	/s/ Thomas W. Berry
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 1, 2021	Date:	March 1, 2021

By:	/s/ Laura L. Brooks	By:	/s/ James P. Dunigan
	Laura L. Brooks, Director		James P. Dunigan, Director

Date:	March 1, 2021	Date:	March 1, 2021

By:	/s/ Frank L. Fekete	By:	/s/ Ursuline F. Foley
	Frank L. Fekete, Director		Ursuline F. Foley, Director

Date:	March 1, 2021	Date:	March 1, 2021

By:	/s/ Terence Gallagher	By:	/s/ Matthew K. Harding
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 1, 2021	Date:	March 1, 2021

By:	/s/ Carlos Hernandez	By:	/s/ Edward J. Leppert
	Carlos Hernandez, Director		Edward J. Leppert, Director

Date:	March 1, 2021	Date:	March 1, 2021

By:	/s/ Robert McNerney	By:	/s/ John Pugliese
	Robert McNerney, Director		John Pugliese, Director

Date:	March 1, 2021	Date:	March 1, 2021