Form 10-Q
period 2021-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2021-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 3, 2021 there were 83,209,012 shares issued and 77,966,795 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 161,705 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2021 (Unaudited) and December 31, 2020
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$559,235	$404,355
Short-term investments	128,335	127,998
Total cash and cash equivalents	687,570	532,353
Available for sale debt securities, at fair value	1,216,936	1,105,489
Held to maturity debt securities, net (fair value of $463,993 at March 31, 2021 (unaudited) and $472,529 at December 31, 2020)	447,902	450,965
Equity securities, at fair value	1,026	971
Federal Home Loan Bank stock	48,998	59,489
Loans	9,803,536	9,822,890
Less allowance for credit losses	85,591	101,466
Net loans	9,717,945	9,721,424
Foreclosed assets, net	3,554	4,475
Banking premises and equipment, net	75,344	75,946
Accrued interest receivable	43,883	46,450
Intangible assets	465,335	466,212
Bank-owned life insurance	235,112	234,607
Other assets	186,840	221,360
Total assets	$13,130,445	$12,919,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,932,146	$7,395,508
Savings deposits	1,402,363	1,348,147
Certificates of deposit of $100,000 or more	604,732	717,216
Other time deposits	358,272	376,958
Total deposits	10,297,513	9,837,829
Mortgage escrow deposits	37,772	34,298
Borrowed funds	940,611	1,175,972
Subordinated debentures	25,173	25,135
Other liabilities	182,145	226,710
Total liabilities	11,483,214	11,299,944
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 77,798,624 shares outstanding at March 31, 2021 and 77,611,107 outstanding at December 31, 2020	832	832
Additional paid-in capital	963,556	962,453
Retained earnings	748,574	718,090
Accumulated other comprehensive income	12,977	17,655
Treasury stock	(59,261)	(59,018)
Unallocated common stock held by the Employee Stock Ownership Plan	(19,447)	(20,215)
Common stock acquired by deferred compensation plans	(4,381)	(4,549)
Deferred compensation plans	4,381	4,549
Total stockholders’ equity	1,647,231	1,619,797
Total liabilities and stockholders’ equity	$13,130,445	$12,919,741
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2021 and 2020 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2021	2020
Interest income:
Real estate secured loans	$62,016	$54,441
Commercial loans	26,143	18,672
Consumer loans	3,492	4,172
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	5,612	7,069
Held to maturity debt securities	2,784	2,940
Deposits, Federal funds sold and other short-term investments	484	875
Total interest income	100,531	88,169
Interest expense:
Deposits	7,417	10,958
Borrowed funds	2,809	5,190
Subordinated debt	305	—
Total interest expense	10,531	16,148
Net interest income	90,000	72,021
Provision (benefit) charge for credit losses	(15,001)	14,717
Net interest income after provision for credit losses	105,001	57,304
Non-interest income:
Fees	7,192	6,529
Wealth management income	7,134	6,251
Insurance agency income	2,727	—
Bank-owned life insurance	2,567	787
Net gains on securities transactions	197	11
Other income	1,820	3,413
Total non-interest income	21,637	16,991
Non-interest expense:
Compensation and employee benefits	35,312	31,195
Net occupancy expense	9,301	6,203
Data processing expense	4,393	4,430
FDIC insurance	1,770	—
Amortization of intangibles	972	744
Advertising and promotion expense	877	1,369
Credit loss (benefit) expense for off-balance sheet credit exposures	(875)	1,000
Other operating expenses	10,103	9,166
Total non-interest expense	61,853	54,107
Income before income tax expense	64,785	20,188
Income tax expense	16,226	5,257
Net income	$48,559	$14,931
Basic earnings per share	$0.63	$0.23
Weighted average basic shares outstanding	76,516,543	64,386,138
Diluted earnings per share	$0.63	$0.23
Weighted average diluted shares outstanding	76,580,862	64,457,263

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2021	2020
Net income	$48,559	$14,931
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(9,019)	16,746
Reclassification adjustment for gains included in net income	(171)	—
Total	(9,190)	16,746
Unrealized gains (losses) on derivatives	4,621	(5,713)
Amortization related to post-retirement obligations	(109)	84
Total other comprehensive (loss) income	(4,678)	11,117
Total comprehensive income	$43,881	$26,048

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	14,931	—	—	—	—	—	14,931
Other comprehensive income, net of tax	—	—		11,117	—	—	—	—	11,117
Cash dividends paid	—	—	(15,496)	—	—	—	—	—	(15,496)
Distributions from DDFP	—	37	—	—	—	—	167	(167)	37
Purchases of treasury stock	—	—	—	—	(4,985)	—	—	—	(4,985)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(956)	—	—	—	(956)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Allocation of ESOP shares	—	152	—	—	—	769	—	—	921
Allocation of Stock Award Plan ("SAP") shares	—	993	—	—	—	—	—	—	993
Allocation of stock options	—	47	—	—	—	—	—	—	47
Balance at March 31, 2020	$832	$1,008,582	$686,397	$14,938	$(274,044)	$(24,116)	$(3,666)	$3,666	$1,412,589

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	832	962,453	718,090	17,655	(59,018)	(20,215)	(4,549)	4,549	1,619,797
Net income	—	—	48,559	—	—	—	—	—	48,559
Other comprehensive loss, net of tax	—	—	—	(4,678)	—	—	—	—	(4,678)
Cash dividends paid	—	—	(18,075)	—	—	—	—	—	(18,075)
Distributions from DDFP	—	28	—	—	—	—	168	(168)	28
Purchases of treasury stock	—	—	—	—	(48)	—	—	—	(48)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(915)	—	—	—	(915)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercised	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	145	—	—	—	768	—	—	913
Allocation of SAP shares	—	959	—	—	—	—	—	—	959
Allocation of stock options	—	53	—	—	—	—	—	—	53
Balance at March 31, 2021	$832	$963,556	$748,574	$12,977	$(59,261)	$(19,447)	$(4,381)	$4,381	$1,647,231

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$48,559	$14,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,264	2,494
Provision (benefit) charge for credit losses on loans and securities	(15,001)	14,717
Credit loss (benefit) expense for off-balance sheet credit exposures	(875)	1,000
Deferred tax expense (benefit)	6,271	(1,492)
Amortization of operating lease right-of-use assets	2,812	2,130
Income on Bank-owned life insurance	(2,567)	(787)
Net amortization of premiums and discounts on securities	3,110	1,913
Accretion of net deferred loan fees	(5,487)	(1,521)
Amortization of premiums on purchased loans, net	190	192
Net increase in loans originated for sale	(14,492)	(4,022)
Proceeds from sales of loans originated for sale	15,260	4,335
Proceeds from sales and paydowns of foreclosed assets	569	256
ESOP expense	913	921
Allocation of stock award shares	959	993
Allocation of stock options	53	47
Net gain on sale of loans	(768)	(313)
Net gain on securities transactions	(197)	(11)
Net gain on sale of premises and equipment	(15)	(641)
Net gain on sale of foreclosed assets	(170)	(29)
(Increase) decrease in accrued interest receivable	(2,567)	1,232
Decrease (increase) in other assets	41,160	(82,099)
(Decrease) increase in other liabilities	(44,565)	79,111
Net cash provided by operating activities	36,416	33,357
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	10,236	17,225
Purchases of held to maturity debt securities	(7,541)	(9,674)
Proceeds from sales of securities	9,442	—
Proceeds from maturities and paydowns of available for sale debt securities	90,807	64,466
Purchases of available for sale debt securities	(226,417)	(56,172)
Proceeds from redemption of Federal Home Loan Bank stock	12,147	28,549
Purchases of Federal Home Loan Bank stock	(1,656)	(32,449)
BOLI claim benefits received	—	1,985
Net decrease (increase) in loans	24,217	(39,897)
Proceeds from sales of premises and equipment	15	641
Purchases of premises and equipment	(1,846)	(1,664)
Net cash used in investing activities	(90,596)	(26,990)
Cash flows from financing activities:
Net increase in deposits	459,684	108,151
Increase in mortgage escrow deposits	3,474	1,666
Cash dividends paid to stockholders	(18,075)	(15,496)
Shares issued dividend reinvestment plan	—	451

	Three months ended March 31,
	2021	2020
Purchase of treasury stock	(48)	(4,985)
Purchase of employee restricted shares to fund statutory tax withholding	(915)	(956)
Stock options exercised	638	—
Proceeds from long-term borrowings	400,000	632,554
Payments on long-term borrowings	(619,265)	(300,159)
Net decrease in short-term borrowings	(16,096)	(243,764)
Net cash provided by financing activities	209,397	177,462
Net increase in cash and cash equivalents	155,217	183,829
Cash and cash equivalents at beginning of period	532,353	186,748
Cash and cash equivalents at end of period	$687,570	$370,577
Cash paid during the period for:
Interest on deposits and borrowings	$10,399	$15,819
Income taxes	$270	$115
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$434	$2,067
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for all of 2021.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2020 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2021			2020
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$48,559			$14,931
Basic earnings per share:
Income available to common stockholders	$48,559	76,516,543	$0.63	$14,931	64,386,138	$0.23
Dilutive shares		64,319			71,125
Diluted earnings per share:
Income available to common stockholders	$48,559	76,580,862	$0.63	$14,931	64,457,263	$0.23
Anti-dilutive stock options and awards at March 31, 2021 and 2020, totaling 1.2 million shares and 905,673 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL.
Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2021, the improved economic outlook and the resulting lower allowance requirements led to reductions to the provisions for credit losses and off-balance sheet credit exposures. See Note 4 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Note 2. Business Combinations
SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency allowed the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from SB One (in thousands):

At July 31, 2020
Assets acquired:
Cash and cash equivalents, net	$78,089
Available for sale debt securities	231,645
Held to maturity debt securities	12,381
Federal Home Loan Bank stock	11,216
Loans	1,766,115
Allowance for credit losses on PCD loans	(13,586)
Loans, net	1,752,529
Bank-owned life insurance	37,237
Banking premises and equipment	16,620
Accrued interest receivable	8,947
Goodwill	22,439
Other intangibles assets	9,965
Foreclosed assets, net	2,441
Other assets	12,199
Total assets acquired	$2,195,708

Liabilities assumed:
Deposits	$1,757,777
Borrowed funds	201,582
Subordinated debentures	25,074
Other liabilities	30,447
Total liabilities assumed	$2,014,880

Net assets acquired	$180,828
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated ("PCD") loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics.
Additionally for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with ASC 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecast inclusive of the impact of the COVID-19 pandemic ("COVID-19") and related fiscal and regulatory interventions. The expected lifetime losses were calculated using historical losses observed at the Bank, SB One and peer banks. A $13.6 million allowance for credit losses was recorded on PCD loans. The interest rate fair value adjustment related to PCD loans will be substantially recognized as interest income on a level yield amortization or straight line method over the expected life of the loans. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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
The fair value of the customer relationship intangible was determined based on a discounted cash flow analysis using the excess of the future cash inflows (i.e., revenue from existing customer relationships) over the related cash outflows (i.e., operating costs) generated over the useful life of the acquired customer base. These cash flows were discounted to present value using an asset-specific risk-adjusted discount rate. The projected cash flows were developed using projected customer revenue retention rates.
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
Note 3. Investment Securities
At March 31, 2021, the Company had $1.22 billion and $447.9 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at March 31, 2021 totaled 122, compared with 49 at December 31, 2020. The increase in the number of securities in an unrealized loss position at March 31, 2021 was due to higher current market interest rates compared to rates at December 31, 2020.
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
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and

•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at March 31, 2021 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,042,480	23,915	(6,243)	1,060,152
Asset-backed securities	47,329	1,876	—	49,205
State and municipal obligations	69,443	429	(938)	68,934
Corporate obligations	38,149	739	(243)	38,645
	$1,197,401	26,959	(7,424)	1,216,936

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Agency obligations	$1,001	8	—	1,009
Mortgage-backed securities	910,393	28,872	(852)	938,413
Asset-backed securities	52,295	1,535	—	53,830
State and municipal obligations	69,687	1,666	(95)	71,258
Corporate obligations	40,194	809	(24)	40,979
	$1,073,570	32,890	(971)	1,105,489
The amortized cost and fair value of available for sale debt securities at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	3,651	3,761
Due after five years through ten years	38,002	38,532
Due after ten years	65,939	65,286
	$107,592	107,579
Investments which pay principal on a periodic basis totaling $1.09 billion at amortized cost and $1.11 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2021, proceeds from sales on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no loss recognized. No securities were sold or called from the available for sale debt securities portfolio for the three month periods ended March 31, 2020.

The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$345,988	(6,209)	8,110	(34)	354,098	(6,243)
State and municipal obligations	40,517	(938)	—	—	40,517	(938)
Corporate obligations	6,655	(243)	—	—	6,655	(243)
	$393,160	(7,390)	8,110	(34)	401,270	(7,424)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$127,600	(824)	8,007	(28)	135,607	(852)
State and municipal obligations	5,275	(95)	—	—	5,275	(95)
Corporate obligations	—	—	2,000	(24)	2,000	(24)
	$132,875	(919)	10,007	(52)	142,882	(971)
The number of available for sale debt securities in an unrealized loss position at March 31, 2021 totaled 81, compared with 42 at December 31, 2020. The increase in the number of securities in an unrealized loss position at March 31, 2021 was due to higher current market interest rates compared to rates at December 31, 2020. At March 31, 2021, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $17,445 and unrealized loss of $690. This private-label mortgage-backed security was investment grade at March 31, 2021.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and the estimated fair value for held to maturity debt securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$8,998	1	(95)	8,904
Mortgage-backed securities	50	1	—	51
State and municipal obligations	428,631	16,970	(825)	444,776
Corporate obligations	10,300	65	(103)	10,262
	$447,979	17,037	(1,023)	463,993
At March 31, 2021, the allowance for credit losses on held to maturity debt securities totaled $77,000.

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,600	6	(5)	7,601
Mortgage-backed securities	62	2	—	64
State and municipal obligations	433,655	21,442	(58)	455,039
Corporate obligations	9,726	101	(2)	9,825
	$451,043	21,551	(65)	472,529
At December 31, 2020, the allowance for credit losses on held to maturity debt securities totaled $78,000.

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $6.8 million with gross losses of $33,000 and no gross gains. For the three months ended March 31, 2020, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $13.3 million with gross gains of $11,000 and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at March 31, 2021 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	163,682	167,460
Due after five years through ten years	213,875	224,327
Due after ten years	70,372	72,155
	$447,929	463,942
Mortgage-backed securities totaling $50,000 at amortized cost and $51,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, allowance for credit losses totaling $77,000 is excluded from the table above.
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
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$6,903	(95)	—	—	6,903	(95)
State and municipal obligations	19,697	(809)	406	(16)	20,103	(825)
Corporate obligations	6,146	(103)	—	—	6,146	(103)
	$32,746	(1,007)	406	(16)	33,152	(1,023)

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,995	(5)	—	—	1,995	(5)
State and municipal obligations	4,846	(41)	406	(17)	5,252	(58)
Corporate obligations	786	(2)	—	—	786	(2)
	$7,627	(48)	406	(17)	8,033	(65)

The number of held to maturity debt securities in an unrealized loss position at March 31, 2021 totaled 41, compared with 7 at December 31, 2020. The increase in the number of securities in an unrealized loss position at March 31, 2021, was due to higher current market interest rates compared to prevailing market rates at December 31, 2020.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2021 (in thousands):

	March 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$8,998	—	—	—	—	8,998
Mortgage-backed securities	50	—	—	—	—	50
State and municipal obligations	57,207	308,572	51,678	1,115	10,059	428,631
Corporate obligations	—	3,087	7,188	—	25	10,300
	$66,255	311,659	58,866	1,115	10,084	447,979

	December 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,600	—	—	—	—	7,600
Mortgage-backed securities	62	—	—	—	—	62
State and municipal obligations	57,830	311,155	53,302	1,115	10,253	433,655
Corporate obligations	—	3,255	6,446	—	25	9,726
	$65,492	314,410	59,748	1,115	10,278	451,043

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At March 31, 2021, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 70% rated AA, 13% rated A, and less than 2% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At March 31, 2021, the allowance for credit losses on held to maturity debt securities was $77,000, a decrease from $78,000 at December 31, 2020.
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
Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Mortgage loans:
Residential	$1,277,376	1,294,702
Commercial	3,594,012	3,458,666
Multi-family	1,458,193	1,484,515
Construction	615,706	541,939
Total mortgage loans	6,945,287	6,779,822
Commercial loans	2,510,708	2,567,470
Consumer loans	363,648	492,566
Total gross loans	9,819,643	9,839,858
Premiums on purchased loans	1,378	1,566
Unearned discounts	(7)	(12)
Net deferred fees	(17,478)	(18,522)
Total loans	$9,803,536	9,822,890

At March 31, 2021, $101.7 million of loans purchased from SB One that were previously classified as consumer loans were classified as commercial mortgage loans, following further analysis of the underwriting documents and operational intent of the borrower. These loans are comprised of term loans and lines of credit secured by 1-4 family residential properties that are held by borrowers to generate rental income.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	March 31, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$6,862	6,161	7,797	—	20,820	1,256,556	1,277,376	7,797
Commercial	2,183	520	33,742	—	36,445	3,557,567	3,594,012	33,742
Multi-family	1,327	—	101	—	1,428	1,456,765	1,458,193	101
Construction	1,123	1,656	1,392	—	4,171	611,535	615,706	1,392
Total mortgage loans	11,495	8,337	43,032	—	62,864	6,882,423	6,945,287	43,032
Commercial loans	393	235	36,042	—	36,670	2,474,038	2,510,708	21,298
Consumer loans	1,356	277	3,010	—	4,643	359,005	363,648	3,009
Total gross loans	$13,244	8,849	82,084	—	104,177	9,715,466	9,819,643	67,339

	December 31, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$15,789	8,852	9,315	—	33,956	1,260,746	1,294,702	9,315
Commercial	761	113	31,982	—	32,856	3,425,810	3,458,666	20,482
Multi-family	206	585	—	—	791	1,483,724	1,484,515	—
Construction	—	—	1,392	—	1,392	540,547	541,939	1,392
Total mortgage loans	16,756	9,550	42,689	—	68,995	6,710,827	6,779,822	31,189
Commercial loans	1,658	1,179	42,118	—	44,955	2,522,515	2,567,470	15,541
Consumer loans	4,348	4,519	2,283	—	11,150	481,416	492,566	2,283
Total gross loans	$22,762	15,248	87,090	—	125,100	9,714,758	9,839,858	49,013

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $82.1 million and $87.1 million at March 31, 2021 and December 31, 2020, respectively. Included in non-accrual loans were $27.1 million and $35.3 million of loans which were less than 90 days past due at March 31, 2021 and December 31, 2020, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2021 or December 31, 2020.

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

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the fair value of the collateral less any selling costs. A specific allocation of the allowance for credit losses is established for each collateral-dependent loan with a carrying balance greater than the collateral’s fair value, less estimated selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less estimated selling costs. At each fiscal quarter end, if a loan is designated as collateral-dependent and the third-party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value and evaluated for charge offs. The Company believes there have been no significant time lapses resulting from this process.
At March 31, 2021, there were 167 impaired loans totaling $79.5 million. Included in this total were 115 TDRs related to 112 borrowers totaling $22.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2021. At December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020.
At March 31, 2021 and December 31, 2020, the Company had $30.1 million and $26.3 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at March 31, 2021 consisted of $28.3 million in commercial loans, $1.6 million in residential real estate loans, and $216,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

March 31, 2021	Mortgage loans	Commercial loans	Consumer loans	Total

Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(13,467)	(467)	(1,066)	(15,000)
Recoveries of loans previously charged-off	276	528	303	1,107
Loans charged-off	(918)	(843)	(221)	(1,982)
Balance at end of period	$54,198	26,302	5,091	85,591

March 31, 2020	Mortgage loans	Commercial loans	Consumer loans	Total
Balance at beginning of period	$25,511	28,263	1,751	55,525
Provision charge (benefit) to operations	7,710	7,619	(629)	14,700
Retained earnings (due to initial CECL adoption)	14,188	(9,974)	3,706	7,920
Recoveries of loans previously charged-off	93	313	123	529
Loans charged-off	(2)	(3,380)	(149)	(3,531)
Balance at end of period	$47,500	22,841	4,802	75,143
As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three months ended March 31, 2021, the Company recorded a negative provision for credit losses on loans of $15.0 million. The decrease in the provision for credit losses for the year ended March 31, 2021 was the result of an improved current economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and uncertain outlook attributable to the COVID-19. The largest decrease in the provision for credit losses on loans for the year ended March 31, 2021 was in the commercial real estate portfolio.

The following table illustrates the impact the January 1, 2020 adoption of CECL had on the allowance for credits losses for the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,414	5,536
Commercial	17,118	12,831	4,287
Multi-family	9,519	3,374	6,145
Construction	4,152	5,892	(1,740)
Total mortgage loans	39,739	25,511	14,228
Commercial loans	18,254	28,263	(10,009)
Consumer loans	5,452	1,751	3,701
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	March 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$49,783	28,359	1,405	79,547
Collectively evaluated for impairment	6,895,504	2,482,349	362,243	9,740,096
Total gross loans	$6,945,287	2,510,708	363,648	9,819,643

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,783	35,832	1,431	86,046
Collectively evaluated for impairment	6,731,039	2,531,638	491,135	9,753,812
Total gross loans	$6,779,822	2,567,470	492,566	9,839,858
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$927	3,832	43	4,802
Collectively evaluated for impairment	53,271	22,470	5,048	80,789
Total gross loans	$54,198	26,302	5,091	85,591

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$4,220	4,715	39	8,974
Collectively evaluated for impairment	64,087	22,369	6,036	92,492
Total gross loans	$68,307	27,084	6,075	101,466

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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification as of March 31, 2021 and 2020 (in thousands):

	For the three months ended
	March 31, 2021			March 31, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial loans	3	$1,361	$1,359	2	$746	$731
Total restructured loans	3	$1,361	$1,359	2	$746	$731
For loans modified as TDRs in the preceding table, there were no allowance for credit losses required at March 31, 2021.
There were no payment defaults (90 days or more past due) at the quarter ended March 31, 2021 and 2020 for loans modified as TDRs within the previous 12 month periods ending March 31, 2021 and March 31, 2020. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
All TDRs are impaired loans, which are individually evaluated for impairment. During the three months ended March 31, 2021, $1.5 million of charge-offs were recorded on TDRs. (See subsequent discussion related to COVID-19 loan modifications.)
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2020, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to PCD loans on that date. Any additional loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination, have been classified as PCD loans.
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
At March 31, 2021, the balance of PCD loans totaled $283.9 million with a related allowance for credit losses of $10.8 million. The balance of PCD loans at December 31, 2020 was $296.6 million with a related allowance for credit losses of $13.1 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	March 31, 2021					December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,267	9,794	—	10,083	118	13,981	11,380	—	11,587	511
Commercial	34,125	30,656	—	31,555	17	17,414	17,414	—	16,026	60
Total	46,392	40,450	—	41,638	135	31,395	28,794	—	27,613	571
Commercial loans	11,630	8,963	—	9,082	—	15,895	14,009	—	12,791	46
Consumer loans	1,360	857	—	2,319	13	1,382	880	—	7	50
Total impaired loans	$59,382	50,270	—	53,039	148	48,672	43,683	—	40,411	667

Loans with an allowance recorded
Mortgage loans:
Residential	$8,938	8,438	904	8,461	77	7,950	7,506	806	7,604	307
Commercial	895	895	23	925	13	14,993	12,483	3,414	123	570
Total	9,833	9,333	927	9,386	90	22,943	19,989	4,220	7,727	877
Commercial loans	22,622	19,396	3,832	23,451	123	24,947	21,823	4,715	18,620	311
Consumer loans	563	548	43	550	10	565	551	39	5	20
Total impaired loans	$33,018	29,277	4,802	33,387	223	48,455	42,363	8,974	26,352	1,208

Total impaired loans
Mortgage loans:
Residential	$21,205	18,232	904	18,544	195	21,931	18,886	806	19,191	818
Commercial	35,020	31,551	23	32,480	30	32,407	29,897	3,414	16,149	630
Total	56,225	49,783	927	51,024	225	54,338	48,783	4,220	35,340	1,448
Commercial loans	34,252	28,359	3,832	32,533	123	40,842	35,832	4,715	31,411	357
Consumer loans	1,923	1,405	43	2,869	23	1,947	1,431	39	12	70
Total impaired loans	$92,400	79,547	4,802	86,426	371	97,127	86,046	8,974	66,763	1,875
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $4.8 million at March 31, 2021 and $9.0 million at December 31, 2020. At March 31, 2021 and December 31, 2020, impaired loans for which there was no related allowance for credit losses totaled $50.3 million and $43.7 million, respectively. The average balance of impaired loans for the three months ended March 31, 2021 and December 31, 2020 was $86.4 million and $66.8 million, respectively.
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

In response to COVID-19 and its adverse economic impact on both our commercial and retail borrowers, the Company implemented a modification program to defer principal or principal and interest payments for borrowers directly impacted by the pandemic and who were not more than 30 days past due as of December 31, 2019, all in accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
Loans that have been or are expected to be granted COVID-19 related deferrals or modifications have decreased from a peak level of $1.31 billion, or 16.8% of loans, to $132.0 million, or 1.3% of loans as of April 20, 2021. This $132.0 million of loans includes $300,000 in a first 90-day deferral period, $46.6 million in a second 90-day deferral period, and $85.1 million in a third deferral period. Of the $123.5 million in commercial loans in deferral, $119.0 million or 96.4% are under principal only deferral and are paying interest. Included in the $132.0 million of loans, $40.9 million are secured by hotels, $33.1 million are secured by multi-family properties (the majority of which is student housing related), $8.6 million are secured by retail properties, $6.5 million are secured by restaurants, and $8.5 million are secured by residential mortgages, with the balance comprised of diverse commercial loans. In accordance with the CARES Act, the Company has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are not classified as TDRs.
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of March 31, 2021, the Company secured a total of 1,318 PPP loans for its customers totaling $664.5 million, which includes both the initial round and the second round of PPP. Additionally, as of March 31, 2021, 670 PPP loans totaling $182.6 million were forgiven. The balance at March 31, 2021 for PPP loans was $481.9 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	At March 31, 2021
Total portfolio	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total Loans (1)
Special mention	$5,847	129,051	35,885	25,409	196,192	115,619	529	312,340
Substandard	23,416	109,689	1,552	5,736	140,393	124,581	3,836	268,810
Doubtful	—	—	—	—	—	20	—	20
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	29,263	238,740	37,437	31,145	336,585	240,220	4,365	581,170
Pass/Watch	1,248,113	3,355,272	1,420,756	584,561	6,608,702	2,270,488	359,283	9,238,473
Total	$1,277,376	3,594,012	1,458,193	615,706	6,945,287	2,510,708	363,648	9,819,643

2021
Special mention	$—	—	—	—	—	23	—	23
Substandard	—	—	—	—	—	391	—	391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	414	—	414
Pass/Watch	82,831	78,552	31,141	14,913	207,437	252,045	8,947	468,429
Total gross loans	$82,831	78,552	31,141	14,913	207,437	252,459	8,947	468,843

2020
Special mention	$—	$—	$—	$1,986	$1,986	$345	$—	$2,331
Substandard	163	—	—	—	163	1,824	—	1,987
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total criticized and classified	163	—	—	1,986	2,149	2,169	—	4,318
Pass/Watch	262,032	670,040	296,124	123,927	1,352,123	595,559	39,107	1,986,789
Total gross loans	$262,195	670,040	296,124	125,913	1,354,272	597,728	39,107	1,991,107

2019
Special mention	$661	30,310	679	16,189	47,839	8,819	—	56,658
Substandard	3,773	2,426	—	—	6,199	9,856	361	16,416
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	4,434	32,736	679	16,189	54,038	18,675	361	73,074
Pass/Watch	139,951	632,084	177,648	259,223	1,208,906	246,072	46,155	1,501,133
Total gross loans	$144,385	664,820	178,327	275,412	1,262,944	264,747	46,516	1,574,207

2018
Special mention	$2,425	39,825	20,125	—	62,375	3,578	—	65,953
Substandard	744	5,383	—	5,121	11,248	6,568	120	17,936
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	3,169	45,208	20,125	5,121	73,623	10,146	120	83,889
Pass/Watch	81,320	385,080	183,343	145,307	795,050	228,963	44,128	1,068,141
Total gross loans	$84,489	430,288	203,468	150,428	868,673	239,109	44,248	1,152,030

2017 and prior
Special mention	$2,761	58,916	15,081	7,234	83,992	102,854	529	187,375
Substandard	18,736	101,880	1,552	615	122,783	105,942	3,355	232,080
Doubtful	—	—	—	—	—	20	—	20
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	21,497	160,796	16,633	7,849	206,775	208,816	3,884	419,475
Pass/Watch	681,979	1,589,516	732,500	41,191	3,045,186	947,849	220,946	4,213,981
Total gross loans	$703,476	1,750,312	749,133	49,040	3,251,961	1,156,665	224,830	4,633,456

	At December 31, 2020
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,882	124,631	29,781	24,376	181,670	157,080	1,867	340,617
Substandard	26,651	98,313	1,568	4,924	131,456	127,092	6,746	265,294
Doubtful	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	29,533	222,944	31,349	29,300	313,126	284,224	8,613	605,963
Pass/Watch	1,265,169	3,235,722	1,453,166	512,639	6,466,696	2,283,246	483,953	9,233,895
Total	$1,294,702	3,458,666	1,484,515	541,939	6,779,822	2,567,470	492,566	9,839,858
(1) Contained within criticized and classified loans at March 31, 2021 are loans that were granted payment deferrals related to COVID-19 totaling $132.0 million.

Note 5. Deposits
Deposits at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Savings	$1,402,363	1,348,147
Money market	2,345,640	2,245,412
NOW	3,075,098	2,808,637
Non-interest bearing	2,511,408	2,341,459
Certificates of deposit	963,004	1,094,174
Total deposits	$10,297,513	9,837,829

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2021 and 2020 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$—	—	9	20
Interest cost	198	250	106	178
Expected return on plan assets	(807)	(737)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	118	174	(268)	(62)
Net periodic (benefit) increase cost	$(491)	(313)	(153)	136
In its consolidated financial statements for the year ended December 31, 2020, the Company previously disclosed that it does not expect to contribute to the pension plan in 2021. As of March 31, 2021, no contributions have been made to the pension plan.
The net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2021 were calculated using the January 1, 2021 pension and other post-retirement benefits actuarial valuations.
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
For the three months ended March 31, 2021, the Company recorded an $875,000 benefit to the provision for credit losses for off-balance sheet credit exposures, compared to $1.0 million provision for the three months ended March 31, 2020. This decrease in the provision for credit losses for off-balance sheet credit exposures was primarily due to a reduction in the required allowance for these exposures as loss factors decreased resulting from an improved economic forecast compared to the prior year.
The allowance for credit losses for off-balance sheet credit exposures was $4.1 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2021 and December 31, 2020.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2021 and December 31, 2020.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2021 and December 31, 2020.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,060,152	—	1,060,152	—
Asset-backed securities	49,205	—	49,205	—
State and municipal obligations	68,934	—	68,934	—
Corporate obligations	38,645	—	38,645	—
Total available for sale debt securities	1,216,936	—	1,216,936	—
Equity securities	1,026	1,026	—	—
Derivative assets	76,542	—	76,542	—
	$1,294,504	1,026	1,293,478	—

Derivative liabilities	$78,228	—	78,228	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$30,120	—	—	30,120
Foreclosed assets	3,554	—	—	3,554
	$33,674	—	—	33,674

	Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,009	1,009	—	—
Mortgage-backed securities	938,413	—	938,413	—
Asset-backed securities	53,830		53,830
State and municipal obligations	71,258	—	71,258	—
Corporate obligations	40,979	—	40,979	—
Total available for sale debt securities	1,105,489	1,009	1,104,480	—
Equity Securities	971	971	—	—
Derivative assets	101,079	—	101,079	—
	$1,207,539	1,980	1,205,559	—

Derivative liabilities	$109,148	—	109,148	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,250	—	—	26,250
Foreclosed assets	4,475	—	—	4,475
	$30,725	—	—	30,725
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2021.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at March 31, 2021 and December 31, 2020 was $42.6 million and $114.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2021 and December 31, 2020. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$687,570	687,570	687,570	—	—
Available for sale debt securities:
Mortgage-backed securities	1,060,152	1,060,152	—	1,060,152	—
Asset-backed securities	49,205	49,205		49,205
State and municipal obligations	68,934	68,934	—	68,934	—
Corporate obligations	38,645	38,645	—	38,645	—
Total available for sale debt securities	$1,216,936	1,216,936	—	1,216,936	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	8,998	8,904	8,904	—	—
Mortgage-backed securities	50	51	—	51	—
State and municipal obligations	428,571	444,776	—	444,776	—
Corporate obligations	10,283	10,262	—	10,262	—
Total held to maturity debt securities, net of allowance for credit losses	$447,902	463,993	8,904	455,089	—
FHLBNY stock	48,998	48,998	48,998	—	—
Equity Securities	1,026	1,026	1,026	—	—
Loans, net of allowance for credit losses	9,717,945	9,857,891	—	—	9,857,891
Derivative assets	76,542	76,542	—	76,542	—

Financial liabilities:
Deposits other than certificates of deposits	$9,334,509	9,334,509	9,334,509	—	—
Certificates of deposit	963,004	967,088	—	967,088	—
Total deposits	$10,297,513	10,301,597	9,334,509	967,088	—
Borrowings	940,611	945,538	—	945,538	—
Subordinated debentures	25,173	30,325	—	30,325	—
Derivative liabilities	78,228	78,228	—	78,228	—

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$532,353	532,353	532,353	—	—
Available for sale debt securities:
U.S. Treasury obligations		—	—	—	—
Agency obligations	1,009	1,009	1,009	—	—
Mortgage-backed securities	938,413	938,413	—	938,413	—
Asset-backed securities	53,830	53,830		53,830
State and municipal obligations	71,258	71,258	—	71,258	—
Corporate obligations	40,979	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,105,489	1,009	1,104,480	—
Held to maturity debt securities:
Agency obligations	$7,600	7,601	7,601	—	—
Mortgage-backed securities	62	64	—	64	—
State and municipal obligations	433,589	454,973	—	454,973	—
Corporate obligations	9,714	9,813	—	9,813	—
Total held to maturity debt securities, net of allowance for credit losses	$450,965	472,451	7,601	464,850	—
FHLBNY stock	59,489	59,489	59,489	—	—
Equity securities	971	971	971	—	—
Loans, net of allowance for credit losses	9,721,424	9,969,330	—	—	9,969,330
Derivative assets	101,079	101,079	—	101,079	—

Financial liabilities:
Deposits other than certificates of deposits	$8,743,655	8,743,655	8,743,655	—	—
Certificates of deposit	1,094,174	1,097,993	—	1,097,993	—
Total deposits	$9,837,829	9,841,648	8,743,655	1,097,993	—
Borrowings	1,175,972	1,193,024	—	1,193,024	—
Subordinated debentures	25,135	24,375	—	24,375	—
Derivative liabilities	109,148	109,148	—	109,148	—

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(12,152)	3,133	(9,019)	22,563	(5,817)	16,746
Reclassification adjustment for gains included in net income	(230)	59	(171)	—	—	—
Total	(12,382)	3,192	(9,190)	22,563	(5,817)	16,746
Unrealized gains (losses) on derivatives (cash flow hedges)	6,226	(1,605)	4,621	(7,697)	1,984	(5,713)
Amortization related to post-retirement obligations	(150)	41	(109)	112	(28)	84
Total other comprehensive (loss) income	$(6,306)	1,628	(4,678)	14,978	(3,861)	11,117
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended March 31,
	2021				2020
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at December 31,	$23,690	(1,081)	(4,954)	17,655	8,746	(5,240)	315	3,821
Current - period other comprehensive (loss) income	(9,190)	(109)	4,621	(4,678)	16,746	84	(5,713)	11,117
Balance at March 31,	$14,500	(1,190)	(333)	12,977	25,492	(5,156)	(5,398)	14,938

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2021	2020
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$230	—	Net gain on securities transactions
	(59)	—	Income tax expense
	171	—	Net of tax

Post-retirement obligations:
Amortization of actuarial (losses) gains	$(150)	112	Compensation and employee benefits (1)
	41	(28)	Income tax expense
Total reclassification	$(109)	84	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2021 and December 31, 2020, the Company had 174 and 172 loan related interest rate swaps, respectively, with aggregate notional amounts of $2.62 billion and $2.63 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At March 31, 2021 and December 31, 2020, the Company had 13 credit derivatives, with aggregate notional amounts of $131.4 million and $121.7 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At March 31, 2021 and December 31, 2020, the fair value of these credit derivatives were $96,000 and $97,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash outflows associated with borrowings and brokered money market deposits.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense. As of March 31, 2021, the Company had 14 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that were each designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020 (in thousands):

	At March 31, 2021
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$74,668	Other liabilities	$75,740
Credit contracts	Other assets	96	Other liabilities	—
Total derivatives not designated as a hedging instrument		$74,764		$75,740

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,778	Other liabilities	$2,488
Total derivatives designated as a hedging instrument		$1,778		$2,488

	At December 31, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$107,652	Other liabilities	$109,148
Credit contracts	Other assets	97	Other liabilities	—
Total derivatives not designated as a hedging instrument		$107,749		$109,148

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(6,671)	Other liabilities	$—
Total derivatives designated as a hedging instrument		$(6,671)		$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2021 and 2020 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2021	March 31, 2020
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$400	(819)
Credit contracts	Other income	23	(1)
Total		$423	(820)

Derivatives designated as a hedging instrument:
		Loss recognized in expense on derivatives
Interest rate products	Interest expense	$879	106
Total		$879	106
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
At March 31, 2021, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $38.5 million at March 31, 2021. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $42.0 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2021 and 2020, the out-of-scope revenue related to financial instruments was 82.3% and 84% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in-thousands)	2021	2020
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,134	6,251
Insurance agency income	2,727	—
Banking service charges and other fees:
Service charges on deposit accounts	2,497	2,977
Debit card and ATM fees	1,778	1,210
Total banking service charges and other fees	4,275	4,187
Total in-scope non-interest income	14,136	10,438
Total out-of-scope non-interest income	7,501	6,553
Total non-interest income	$21,637	16,991
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
Note 13. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at March 31, 2021 and December 31, 2020 (in thousands):

	Classification	March 31, 2021	December 31, 2020
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$40,960	$41,142
Lease Liabilities:
Operating lease liabilities	Other liabilities	$42,323	$42,042
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
At March 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.8 years and 3.14%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Lease Costs
Operating lease cost	$2,812	$2,130
Variable lease cost	803	607
Total lease cost	$3,615	$2,737

Cash paid for amounts included in the measurement of lease liabilities:	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating cash flows from operating leases	$2,345	2,125

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2021	$6,472
2022	6,391
2023	5,878
2024	5,475
2025	4,887
Thereafter	20,027
Total future minimum lease payments	49,130
Amounts representing interest	6,807
Present value of net future minimum lease payments	$42,323

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, COVID-19 continues to have an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which are highly uncertain, including when the pandemic will be controlled and abated, and the extent to which the economy can remain open. As the result of the pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2021, the portfolio and class segments for the Company’s loan portfolio were:
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
For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the fair value of the collateral less any selling costs. If the loan is not collateral dependent, the allowance for credit losses related to individually assessed loans is based on discounted expected cash flows using the loan’s initial effective interest rate.
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
As previously noted, in accordance with the CARES Act, the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications were not classified as TDRs. In addition, for loans modified in response to COVID-19 that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of COVID-19, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs.
Loans that have been or are expected to be granted short-term COVID-19 related deferrals have decreased from a peak level of $1.31 billion, or 16.8% of loans, to $132.0 million, or 1.3% of loans as of April 20, 2021. This $132.0 million of loans consists of $300,000 in a first 90-day deferral period, $46.6 million in a second 90-day deferral period, and $85.1 million in a third deferral period. Of the $123.5 million in commercial loans in deferral, $119.0 million (96.4%) are under principal only deferral and are paying interest. Included in the $132.0 million of total loans in deferral, $40.9 million are secured by hotels, $33.1 million are secured by multi-family properties (of which $20.1 million is student housing related), $8.6 million are secured by retail properties, $6.5 million are secured by restaurants, and $8.5 million are secured by residential mortgages, with the balance comprised of diverse commercial loans.

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
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of COVID-19 continues to unfold, the effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. Such estimates and assumptions are adjusted when facts and circumstances dictate. In addition to the ongoing impact of COVID-19, illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy in general may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change.
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2021, the changing economic forecasts attributable to COVID-19 and projected economic recovery led to the Company recording negative provisions for credit losses and off-balance sheet credit exposures. See Note 4 to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2021 or December 31, 2020.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND DECEMBER 31, 2020
Total assets at March 31, 2021 were $13.13 billion, a $210.7 million increase from December 31, 2020. The increase in total assets was primarily due to a $155.2 million increase in cash and cash equivalents and a $97.9 million increase in total investments.
The loan portfolio decreased $19.4 million from December 31, 2020 to $9.80 billion at March 31, 2021, despite strong originations, as prepayments, including Paycheck Protection Program ("PPP") loan forgiveness, were elevated. For the three months ended March 31, 2021, loan originations, including advances on lines of credit, totaled $770.5 million, compared with $678.3 million for the same period in 2020. During the quarter ended March 31, 2021, the Company originated $190.1 million of loans under the current round of the PPP. Total PPP loans outstanding increased to $486.6 million at March 31, 2021, from

$473.2 million at December 31, 2020. In addition to net growth in PPP loans, the Company had net growth in commercial real estate and construction loans during the three months ended March 31, 2021, with all other loan categories decreasing. Commercial real estate, commercial and construction loans represented 83.3% of the loan portfolio at March 31, 2021, compared to 81.8% at December 31, 2020.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $198.5 million and $99.7 million, respectively, at March 31, 2021, compared to $225.4 million and $110.6 million, respectively, at December 31, 2020. One SNC relationship consisting of two individual loans was 90 days or more delinquent at March 31, 2021. All of these loans are unsecured/non-real estate secured. These loans are currently not paying in accordance with their restructured terms. The Company's share of the outstanding balances for this substandard SNC relationship totaled $10.2 million.
The Company had outstanding junior lien mortgages totaling $156.4 million at March 31, 2021. Of this total, 14 loans totaling $1.9 million were 90 days or more delinquent. These loans were allocated a total loss reserve of $51,000.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Mortgage loans:
Residential	$7,797	9,315
Commercial	33,742	31,982
Multi-family	101	—
Construction	1,392	1,392
Total mortgage loans	43,032	42,689
Commercial loans	36,042	42,118
Consumer loans	3,010	2,283
Total non-performing loans	82,084	87,090
Foreclosed assets	3,554	4,475
Total non-performing assets	$85,638	91,565
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Mortgage loans:
Residential	$6,161	8,852
Commercial	520	113
Multi-family	—	585
Construction	1656	—
Total mortgage loans	8,337	9,550
Commercial loans	235	1,179
Consumer loans	277	4,519
Total 60-89 day delinquent loans	$8,849	15,248
At March 31, 2021, the Company’s allowance for credit losses related to the loan portfolio was 0.87% of total loans, compared to 1.03% and 1.02% at December 31, 2020 and March 31, 2020, respectively. Excluding PPP loans, the Company’s allowance for credit losses related to the loan portfolio was 0.92% at March 31, 2021. The Company recorded a $15.0 million negative provision for credit losses related to loans for the three months ended March 31, 2021, compared with a $14.7 million provision for credit losses for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had net charge-offs of $875,000, compared to net charge-offs of $3.0 million for the same period in 2020. The allowance for loan losses decreased $15.9 million to $85.6 million at March 31, 2021 from $101.5 million at December 31, 2020. The negative provision for credit losses for the first quarter of 2021 was primarily the result of an improved economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and more uncertain outlook attributable to COVID-19. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of COVID-19 and recovery continues to unfold. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
At March 31, 2021 and December 31, 2020, the Company held foreclosed assets of $3.6 million and $4.5 million, respectively. During the three months ended March 31, 2021, there were two additions to foreclosed assets with an aggregate carrying value of $434,000, four assets sold with an aggregate carrying value of $580,000 and valuation charges of $775,000. Foreclosed assets at March 31, 2021 consisted of $2.6 million of commercial real estate, $434,000 of residential real estate and $530,000 of commercial vehicles.
Total non-performing loans were $82.1 million, or 0.84% of total loans at March 31, 2021, compared to $87.1 million, or 0.89% of total loans at December 31, 2020.
Cash and cash equivalents were $687.6 million at March 31, 2021, a $155.2 million increase from December 31, 2020, due to net deposit inflows and loan repayments, largely attributable to government stimulus programs, proceeds from the forgiveness of PPP loan and a seasonal increase in municipal deposits.
Total investments were $1.71 billion at March 31, 2021, a $97.9 million increase from December 31, 2020. This increase was primarily due to purchases of mortgage-backed and municipal securities, partially offset by repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds, and a decrease in unrealized gains on available for sale debt securities.
Total deposits increased $459.7 million during the three months ended March 31, 2021 to $10.30 billion. Total core deposits, consisting of savings and demand deposit accounts, increased $590.9 million to $9.33 billion at March 31, 2021, while total time deposits decreased $131.2 million to $963.0 million at March 31, 2021. The increase in core deposits was largely attributable to a $266.5 million increase in interest bearing demand deposits, a $169.9 million increase in non-interest bearing demand deposits, a $100.2 million increase in money market deposits and a $54.2 million increase in savings deposits. Core deposit growth benefited from the deposit of PPP loan proceeds and government stimulus payments. The decrease in time deposits was largely the result of a $75.1 million decrease in brokered deposits and a $56.1 million decrease in retail time deposits. Core deposits represented 90.6% of total deposits at March 31, 2021, compared to 88.9% at December 31, 2020.
Borrowed funds decreased $235.4 million during the three months ended March 31, 2021, to $940.6 million. The decrease in borrowings for the period was primarily a function of wholesale funding being partially replaced by the net inflows of lower-costing deposits. Borrowed funds represented 7.2% of total assets at March 31, 2021, a decrease from 9.1% at December 31, 2020.
Stockholders’ equity increased $27.4 million during the three months ended March 31, 2021, to $1.65 billion, primarily due to net income earned for the period, partially offset by dividends paid to stockholders, a decrease in unrealized gains on available for sale debt securities and common stock repurchases. For the three months ended March 31, 2021, common stock repurchases totaled 44,937 shares at an average cost of $21.42 per share, of which 42,224 shares, at an average cost of $21.67 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2021, approximately 4.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions, COVID-19 and related government response and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended March 31, 2021 and 2020, loan repayments totaled $773.5 million and $633.2 billion, respectively.
In response to COVID-19, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and is enhancing its collateral position with these funding sources.
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
At March 31, 2021, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2021
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$502,556	4.00%	$502,556	4.00%	$1,112,034	8.85%
Common equity Tier 1 risk-based capital	482,030	4.50	749,825	7.00	1,112,034	10.38
Tier 1 risk-based capital	642,707	6.00	910,502	8.50	1,112,034	10.38
Total risk-based capital	856,943	8.00	1,124,738	10.50	1,197,762	11.18

Company:
Tier 1 leverage capital	$502,770	4.00%	$502,770	4.00%	$1,182,231	9.41%
Common equity Tier 1 risk-based capital	482,255	4.50	750,174	7.00	1,169,344	10.91
Tier 1 risk-based capital	643,006	6.00	910,926	8.50	1,182,231	11.03
Total risk-based capital	857,342	8.00	1,125,261	10.50	1,280,245	11.95
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 2021 AND 2020
General. The Company reported net income of $48.6 million, or $0.63 per basic and diluted share, for the three months ended March 31, 2021, compared to net income of $14.9 million, or $0.23 per basic and diluted share, for the three months ended March 31, 2020.
Earnings for the quarter were aided by an improved economic outlook and resulting lower allowance for credit loss requirements, as well as additional earnings attributable to the July 31, 2020 acquisition of SB One Bancorp ("SB One"). For the three months ended March 31, 2021, the Company recorded a negative provision for credit losses on loans of $15.0 million and a negative provision for off-balance sheet credit exposures of $875,000.
Net Interest Income. Total net interest income increased $18.0 million to $90.0 million for the quarter ended March 31, 2021, from $72.0 million for the quarter ended March 31, 2020. For the three months ended March 31, 2021, interest income increased $12.4 million to $100.5 million, from $88.2 million for the three months ended March 31, 2020. Interest expense decreased $5.6 million to $10.5 million for the quarter ended March 31, 2021, from $16.1 million for the quarter ended March 31, 2020. The increase in net interest income was favorably impacted by the net earning assets acquired from SB One and the accelerated recognition of fees related to PPP loan forgiveness, partially offset by period-over-period compression in the net interest margin. The degree of net interest margin compression was tempered by growth in both average loans outstanding and lower-costing average interest-bearing and non-interest bearing core deposits.

The net interest margin decreased 10 basis points to 3.10% for the quarter ended March 31, 2021, compared to 3.20% for the quarter ended March 31, 2020. The weighted average yield on interest-earning assets decreased 45 basis points to 3.47% for the quarter ended March 31, 2021, compared to 3.92% for the quarter ended March 31, 2020, while the weighted average cost of interest bearing liabilities decreased 46 basis points for the quarter ended March 31, 2021 to 0.49%, compared to the first quarter of 2020. The average cost of interest bearing deposits for the quarter ended March 31, 2021 was 0.39%, compared to 0.78% for the same period last year. Average non-interest bearing demand deposits totaled $2.38 billion for the quarter ended March 31, 2021, compared to $1.50 billion for the quarter ended March 31, 2020. The average cost of all deposits, including non-interest bearing deposits, was 0.30% for the quarter ended March 31, 2021, compared with 0.62% for the quarter ended March 31, 2020. The average cost of borrowed funds for the quarter ended March 31, 2021 was 1.12%, compared to 1.80% for the same period last year.
Interest income on loans secured by real estate increased $7.6 million to $62.0 million for the three months ended March 31, 2021, from $54.4 million for the three months ended March 31, 2020. Commercial loan interest income increased $7.5 million to $26.1 million for the three months ended March 31, 2021, from $18.7 million for the three months ended March 31, 2020. Consumer loan interest income decreased $680,000 to $3.5 million for the three months ended March 31, 2021, from $4.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the average balance of total loans increased $2.47 billion to $9.72 billion, from $7.26 billion for the same period in 2020, primarily due to total loans acquired from SB One and organic growth, including PPP loans. The average yield on total loans for the three months ended March 31, 2021 decreased 45 basis points to 3.78%, from 4.23% for the same period in 2020.
Interest income on held to maturity debt securities decreased $156,000 to $2.8 million for the quarter ended March 31, 2021, compared to the same period last year. Average held to maturity debt securities increased $1.3 million to $450.4 million for the quarter ended March 31, 2021, from $449.1 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock decreased $1.5 million to $5.6 million for the quarter ended March 31, 2021, from $7.1 million for the quarter ended March 31, 2020. The average balance of available for sale debt securities and FHLBNY stock increased $125.6 million to $1.19 billion for the three months ended March 31, 2021, compared to the same period in 2020.
The average yield on total securities decreased to 1.87% for the three months ended March 31, 2021, compared with 2.57% for the same period in 2020.
Interest expense on deposit accounts decreased $3.5 million to $7.4 million for the quarter ended March 31, 2021, compared with $11.0 million for the quarter ended March 31, 2020. The average cost of interest bearing deposits decreased to 0.39% for the three months ended March 31, 2021, from 0.78% for the three months ended March 31, 2020, respectively. The average balance of interest bearing core deposits for the quarter ended March 31, 2021 increased $1.79 billion to $6.69 billion, from $4.89 billion for the same period in 2020. The increase in average core deposits for the three months ended March 31, 2021 was largely due to deposits acquired from SB One, combined with organic growth, activity associated with PPP loans and government stimulus payments. Average time deposit account balances increased $271.9 million, to $1.04 billion for the quarter ended March 31, 2021, from $771.2 million for the quarter ended March 31, 2020, largely due to time deposits associated with the SB One acquisition.
Interest expense on borrowed funds decreased $2.4 million to $2.8 million for the quarter ended March 31, 2021, from $5.2 million for the quarter ended March 31, 2020. The average cost of borrowings decreased to 1.12% for the three months ended March 31, 2021, from 1.80% for the three months ended March 31, 2020. Average borrowings decreased $142.5 million to $1.02 billion for the quarter ended March 31, 2021, from $1.16 billion for the quarter ended March 31, 2020.
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
The Company recorded a $15.0 million negative provision for credit losses related to loans for the three months ended March 31, 2021, compared with provisions of $14.7 million for the three months ended March 31, 2020. The negative provision for credit losses for the first quarter of 2021 was primarily the result of an improved economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and a more uncertain outlook attributable to COVID-19. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of COVID-19 and recovery continues to unfold. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
Non-Interest Income. Non-interest income totaled $21.6 million for the quarter ended March 31, 2021, an increase of $4.6 million, compared to the same period in 2020. Insurance agency income, a new fee revenue source for the Company resulting from the SB One acquisition, totaled $2.7 million for the three months ended March 31, 2021. Income from Bank-owned life insurance ("BOLI") increased $1.8 million to $2.6 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in benefit claims, increased equity valuations and additional income related to the BOLI assets acquired from SB One. Wealth management income increased $883,000 to $7.1 million for the three months ended March 31, 2021. The increase was largely a function of an increase in the market value of assets under management as a result of strong equity market performance and solid new business results, and an increase in the level of managed mutual funds. Also, fee income increased $663,000 to $7.2 million for the three months ended March 31, 2021, compared to the same period in 2020, largely due to an increase in ATM and debit card revenue, a portion of which is attributable to the addition of the SB One customer base, and increases in commercial loan prepayment fees and late charges, partially offset by a decrease in deposit-related fees. Other income decreased $1.6 million to $1.8 million for the three months ended March 31, 2021, compared to the quarter ended March 31, 2020, primarily due to a $1.8 million decrease in net fees on loan-level interest rate swap transactions, partially offset by a $455,000 increase in net gains on the sale of loans.
Non-Interest Expense. For the three months ended March 31, 2021, non-interest expense totaled $61.9 million, an increase of $7.7 million, compared to the three months ended March 31, 2020. Compensation and benefits expense increased $4.1 million to $35.3 million for the three months ended March 31, 2021, compared to $31.2 million for the same period in 2020. The increase was principally due to increases in salary expense, the accrual for incentive compensation and employee benefits, each associated with the addition of former SB One employees, as well as company-wide annual merit increases, partially offset by a decrease in severance expense. Net occupancy expense increased $3.1 million primarily due to increases in rent, depreciation, utility and maintenance expenses related to the facilities acquired from SB One, along with an increase in snow removal costs. FDIC insurance increased $1.8 million due to an increase in the insurance assessment rate, an increase in total assets subject to assessment, including assets acquired from SB One, and the receipt of the small bank assessment credit in the prior year quarter that was not available in the current quarter. Other operating expenses increased $937,000 to $10.1 million for the three months ended March 31, 2021, compared to $9.2 million for the same period in 2020. The increase in other operating expense was largely due to a valuation adjustment on foreclosed assets and an increase in debit card maintenance expense, partially offset by non-recurring merger related and COVID-19 expenses incurred in the prior year quarter. Also, the amortization of intangibles increased $228,000 for the three months ended March 31, 2021, compared with the same period in 2020, mainly due to increases in the amortization of the customer relationship and core-deposit intangibles attributable to the acquisition of SB One. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $1.9 million for the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the availability of committed lines of credit due to below average utilization.
Income Tax Expense. For the three months ended March 31, 2021, income tax expense was $16.2 million with an effective tax rate of 25.0%, compared with income tax expense of $5.3 million with an effective tax rate of 26.0% for the three months ended March 31, 2020. The increase in tax expense for the three months ended March 31, 2021, compared with the same period last year was largely the result of an increase in taxable income, while the decrease in the effective tax rate for the three months ended March 31, 2021 compared with the same period in 2020 was primarily due to a discrete item related to the vesting of stock awards at a market value below the fair value used for expense recognition which resulted in a higher effective tax rate in the prior year, partially offset by increased projections of taxable income for the remainder of 2021.

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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2021 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$330,246	$(11,175)	(3.3)%
Static	341,421	—	—
+100	344,136	2,715	0.8
+200	346,903	5,482	1.6
+300	349,477	8,056	2.4
The preceding table indicates that, as of March 31, 2021, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 2.4%, or $8.1 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.3%, or $11.2 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2021 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,451,808	$(204,394)	(12.3)%	10.7%	(14.2)%
Flat	1,656,202	—	—	12.5	—
+100	1,707,465	51,263	3.1	13.2	5.3
+200	1,744,322	88,120	5.3	13.7	10.0
+300	1,774,522	118,320	7.1	14.3	14.2
The preceding table indicates that as of March 31, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 7.1%, or $118.3 million. If rates were to decrease 100 basis points, the present value of equity would decrease 12.3%, or $204.4 million.
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
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2021 through January 31, 2021	2,713	$17.50	2,713	4,113,773
February 1, 2021 through February 28, 2021	42,224	21.67	42,224	4,071,549
March 1, 2021 through March 31, 2021	—	—	—	4,071,549
Total	44,937	21.42	44,937
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2021	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2021	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer