Form 10-Q
period 2021-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2021-08-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 6/30/2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 2, 2021 there were 83,209,012 shares issued and 77,998,689 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 152,109 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2021 (Unaudited) and December 31, 2020
(Dollars in Thousands)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$530,663	$404,355
Short-term investments	179,490	127,998
Total cash and cash equivalents	710,153	532,353
Available for sale debt securities, at fair value	1,556,613	1,105,489
Held to maturity debt securities, net (fair value of $454,241 at June 30, 2021 (unaudited) and $472,529 at December 31, 2020)	437,704	450,965
Equity securities, at fair value	1,094	971
Federal Home Loan Bank stock	37,415	59,489
Loans	9,539,862	9,822,890
Less allowance for credit losses	80,959	101,466
Net loans	9,458,903	9,721,424
Foreclosed assets, net	2,350	4,475
Banking premises and equipment, net	76,800	75,946
Accrued interest receivable	42,219	46,450
Intangible assets	464,490	466,212
Bank-owned life insurance	236,632	234,607
Other assets	192,582	221,360
Total assets	$13,216,955	$12,919,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,329,578	$7,395,508
Savings deposits	1,418,354	1,348,147
Certificates of deposit of $100,000 or more	421,179	717,216
Other time deposits	420,873	376,958
Total deposits	10,589,984	9,837,829
Mortgage escrow deposits	39,780	34,298
Borrowed funds	693,337	1,175,972
Subordinated debentures	25,211	25,135
Other liabilities	191,009	226,710
Total liabilities	11,539,321	11,299,944
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 77,841,528 shares outstanding at June 30, 2021 and 77,611,107 outstanding at December 31, 2020	832	832
Additional paid-in capital	965,470	962,453
Retained earnings	775,235	718,090
Accumulated other comprehensive income	14,082	17,655
Treasury stock	(59,307)	(59,018)
Unallocated common stock held by the Employee Stock Ownership Plan	(18,678)	(20,215)
Common stock acquired by the Directors' Deferred Fee Plan	(4,213)	(4,549)
Deferred Compensation - Directors' Deferred Fee Plan	4,213	4,549
Total stockholders’ equity	1,677,634	1,619,797
Total liabilities and stockholders’ equity	$13,216,955	$12,919,741
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income:
Real estate secured loans	$62,877	$49,297	$124,893	$103,738
Commercial loans	25,173	18,944	51,316	37,616
Consumer loans	3,412	3,547	6,904	7,719
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	5,722	6,279	11,334	13,348
Held to maturity debt securities	2,700	2,885	5,484	5,825
Deposits, Federal funds sold and other short-term investments	660	585	1,144	1,460
Total interest income	100,544	81,537	201,075	169,706
Interest expense:
Deposits	6,782	7,641	14,199	18,599
Borrowed funds	2,553	4,068	5,362	9,258
Subordinated debt	304	—	609	—
Total interest expense	9,639	11,709	20,170	27,857
Net interest income	90,905	69,828	180,905	141,849
Provision for credit losses	(10,704)	10,900	(25,705)	25,617
Net interest income after provision for credit losses	101,609	58,928	206,610	116,232
Non-interest income:
Fees	8,467	4,914	15,659	11,443
Wealth management income	7,859	5,977	14,993	12,228
Insurance agency income	2,849	—	5,576	—
Bank-owned life insurance	1,523	1,859	4,090	2,646
Net gains on securities transactions	34	44	231	55
Other income	424	1,571	2,244	4,984
Total non-interest income	21,156	14,365	42,793	31,356
Non-interest expense:
Compensation and employee benefits	34,871	29,200	70,183	60,395
Net occupancy expense	7,907	6,166	17,208	12,369
Data processing expense	5,409	4,983	9,802	9,413
FDIC insurance	1,570	768	3,340	768
Amortization of intangibles	918	711	1,890	1,455
Advertising and promotion expense	927	632	1,804	2,001
Credit loss expense for off-balance sheet credit exposures	2,050	5,289	1,175	6,289
Other operating expenses	9,046	7,518	19,149	16,684
Total non-interest expense	62,698	55,267	124,551	109,374
Income before income tax expense	60,067	18,026	124,852	38,214
Income tax expense	15,278	3,715	31,504	8,972
Net income	$44,789	$14,311	$93,348	$29,242
Basic earnings per share	$0.58	$0.22	$1.22	$0.45
Weighted average basic shares outstanding	76,643,546	64,315,547	76,580,364	64,350,790
Diluted earnings per share	$0.58	$0.22	$1.22	$0.45
Weighted average diluted shares outstanding	76,753,442	64,400,548	76,667,471	64,428,854

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$44,789	$14,311	$93,348	$29,242
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	2,440	(930)	(6,579)	15,816
Reclassification adjustment for gains included in net income	—	—	(171)	—
Total	2,440	(930)	(6,750)	15,816
Unrealized (losses) gains on derivatives	(1,224)	(1,284)	3,397	(6,997)
Amortization related to post-retirement obligations	(111)	70	(220)	154
Total other comprehensive income (loss)	1,105	(2,144)	(3,573)	8,973
Total comprehensive income	$45,894	$12,167	$89,775	$38,215

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2020	$832	$1,008,582	$686,397	$14,938	$(274,044)	$(24,116)	$(3,666)	$3,666	$1,412,589
Net income	—	—	14,311	—	—	—	—	—	14,311
Other comprehensive loss, net of tax	—	—	—	(2,144)	—	—	—	—	(2,144)
Cash dividends paid	—	—	(15,199)	—	—	—	—	—	(15,199)
Distributions from DDFP	—	15	—	—	—	—	168	(168)	15
Purchases of treasury stock	—	—	—	—	(1,310)	—	—	—	(1,310)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(5)	—	—	—	(5)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(168)	—	—	—	769	—	—	601
Allocation of Stock Award Plan ("SAP") shares	—	1,502	—	—	—	—	—	—	1,502
Allocation of stock options	—	47	—	—	—	—	—	—	47
Balance at June 30, 2020	$832	$1,009,978	$685,509	$12,794	$(275,359)	$(23,347)	$(3,498)	$3,498	$1,410,407

For the six months ended June 30, 2020	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	29,242	—	—	—	—	—	29,242
Other comprehensive income, net of tax	—	—	—	8,973	—	—	—	—	8,973
Cash dividends paid	—	—	(30,695)	—	—	—	—	—	(30,695)
Effect of adopting Accounting Standards Update No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Distributions from DDFP	—	52	—	—	—	—	335	(335)	52
Purchases of treasury stock	—	—	—	—	(6,295)	—	—	—	(6,295)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(16)	—	—	—	1,538	—	—	1,522
Allocation of SAP shares	—	2,495	—	—	—	—	—	—	2,495
Allocation of stock options	—	94	—	—	—	—	—	—	94
Balance at June 30, 2020	$832	$1,009,978	$685,509	$12,794	$(275,359)	$(23,347)	$(3,498)	$3,498	$1,410,407

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2021	832	963,556	748,574	12,977	(59,261)	(19,447)	(4,381)	4,381	1,647,231
Net income	—	—	44,789	—	—	—	—	—	44,789
Other comprehensive income, net of tax	—	—	—	1,105	—	—	—	—	1,105
Cash dividends paid	—	—	(18,128)	—	—	—	—	—	(18,128)
Distributions from DDFP	—	41	—	—	—	—	168	(168)	41
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(46)	—	—	—	(46)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	317	—	—	—	769	—	—	1,086
Allocation of SAP shares	—	1,507	—	—	—	—	—	—	1,507
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at June 30, 2021	$832	$965,470	$775,235	$14,082	$(59,307)	$(18,678)	$(4,213)	$4,213	$1,677,634

For the six months ended June 30, 2021	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	93,348	—	—	—	—	—	93,348
Other comprehensive income, net of tax	—	—	—	(3,573)	—	—	—	—	(3,573)
Cash dividends paid	—	—	(36,203)	—	—	—	—	—	(36,203)
Distributions from DDFP	—	69	—	—	—	—	336	(336)	69
Purchases of treasury stock	—	—	—	—	(48)	—	—	—	(48)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	462	—	—	—	1,537	—	—	1,999
Allocation of SAP shares	—	2,466	—	—	—	—	—	—	2,466
Allocation of stock options	—	102	—	—	—	—	—	—	102
Balance at June 30, 2021	$832	$965,470	$775,235	$14,082	$(59,307)	$(18,678)	$(4,213)	$4,213	$1,677,634

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$93,348	$29,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,422	4,910
Provision (benefit) charge for credit losses on loans and securities	(25,705)	25,617
Credit loss expense for off-balance sheet credit exposure	1,175	6,289
Deferred tax expense (benefit)	6,211	(7,531)
Amortization of operating lease right-of-use assets	5,142	4,262
Income on Bank-owned life insurance	(4,090)	(2,646)
Net amortization of premiums and discounts on securities	6,613	4,016
Accretion of net deferred loan fees	(3,436)	(3,709)
Amortization of premiums on purchased loans, net	418	475
Net increase in loans originated for sale	(21,781)	(6,382)
Proceeds from sales of loans originated for sale	22,730	6,938
Proceeds from sales and paydowns of foreclosed assets	1,368	1,843
ESOP expense	1,999	1,552
Allocation of stock award shares	2,466	2,495
Allocation of stock options	102	94
Net gain on sale of loans	(949)	(556)
Net gain on securities transactions	(231)	(55)
Net gain on sale of premises and equipment	(35)	(647)
Net gain on sale of foreclosed assets	(199)	(582)
Increase in accrued interest receivable	(4,231)	(4,778)
Decrease (increase) in other assets	36,729	(93,832)
(Decrease) increase in other liabilities	(35,701)	96,638
Net cash provided by operating activities	88,365	63,653
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	29,046	30,713
Purchases of held to maturity debt securities	(16,630)	(17,523)
Proceeds from sales of securities	9,442	—
Proceeds from maturities and paydowns of available for sale debt securities	181,327	148,324
Purchases of available for sale debt securities	(656,314)	(101,619)
Proceeds from redemption of Federal Home Loan Bank stock	24,379	52,959
Purchases of Federal Home Loan Bank stock	(2,305)	(53,541)
BOLI claim benefits received	2,080	4,734
Purchases of loans	(1,500)	—
Net decrease (increase) in loans	287,111	(432,788)
Proceeds from sales of premises and equipment	35	1,412
Purchases of premises and equipment	(5,664)	(3,565)
Net cash used in investing activities	(148,993)	(370,894)
Cash flows from financing activities:
Net increase in deposits	752,155	557,457
Increase in mortgage escrow deposits	5,482	4,156

	Six months ended June 30,
	2021	2020
Cash dividends paid to stockholders	(36,203)	(30,695)
Shares issued dividend reinvestment plan	—	451
Purchase of treasury stock	(48)	(6,295)
Purchase of employee restricted shares to fund statutory tax withholding	(961)	(961)
Stock options exercised	638	—
Proceeds from long-term borrowings	550,000	1,172,553
Payments on long-term borrowings	(1,027,265)	(860,214)
Net decrease in short-term borrowings	(5,370)	(262,196)
Net cash provided by financing activities	238,428	574,256
Net increase in cash and cash equivalents	177,800	267,015
Cash and cash equivalents at beginning of period	532,353	186,748
Cash and cash equivalents at end of period	$710,153	$453,763
Cash paid during the period for:
Interest on deposits and borrowings	$19,962	$27,631
Income taxes	$18,210	$4,835
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$434	$2,516
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for all of 2021.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2021			2020
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$44,789			$14,311
Basic earnings per share:
Income available to common stockholders	$44,789	76,643,546	$0.58	$14,311	64,315,547	$0.22
Dilutive shares		109,896			85,001
Diluted earnings per share:
Income available to common stockholders	$44,789	76,753,442	$0.58	$14,311	64,400,548	$0.22

	Six months ended June 30,
	2021			2020
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$93,348			$29,242
Basic earnings per share:
Income available to common stockholders	$93,348	76,580,364	$1.22	$29,242	64,350,790	$0.45
Dilutive shares		87,107			78,064
Diluted earnings per share:
Income available to common stockholders	$93,348	76,667,471	$1.22	$29,242	64,428,854	$0.45
Anti-dilutive stock options and awards at June 30, 2021 and 2020, totaling 1.0 million shares and 1.2 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with the current expected credit loss methodology (“CECL”). The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL.
Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2021, the improved economic outlook and the resulting lower allowance requirements led to reductions to the provisions for credit losses and off-balance sheet credit exposures. See Note 4 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Note 2. Business Combinations
SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans and $1.76 billion to total deposits, and 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency expanded the Company's product offerings to its customers to include an array of commercial and personal insurance products.
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
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. It is not anticipated that any material adjustment to the recorded carrying values will be made.
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
Goodwill
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. It is not anticipated that any material adjustment to the recorded carrying values will be made. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purpose.
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
Note 3. Investment Securities
At June 30, 2021, the Company had $1.56 billion and $437.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at June 30, 2021 totaled 100, compared with 49 at December 31, 2020. The increase in the number of securities in an unrealized loss position at June 30, 2021 was due to higher current market interest rates compared to rates at December 31, 2020.
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

•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at June 30, 2021 and the Company had two securities rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$99,437	532	—	99,969
Mortgage-backed securities	1,280,375	23,063	(4,470)	1,298,968
Asset-backed securities	46,653	1,897	—	48,550
State and municipal obligations	69,197	1,198	(32)	70,363
Corporate obligations	38,128	713	(78)	38,763
	$1,533,790	27,403	(4,580)	1,556,613

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Agency obligations	$1,001	8	—	1,009
Mortgage-backed securities	910,393	28,872	(852)	938,413
Asset-backed securities	52,295	1,535	—	53,830
State and municipal obligations	69,687	1,666	(95)	71,258
Corporate obligations	40,194	809	(24)	40,979
	$1,073,570	32,890	(971)	1,105,489
The amortized cost and fair value of available for sale debt securities at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	56,535	56,813
Due after five years through ten years	84,509	85,494
Due after ten years	65,718	66,788
	$206,762	209,095

Investments which pay principal on a periodic basis totaling $1.33 billion at amortized cost and $1.35 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended June 30, 2021, no securities were sold or called from the available for sale debt securities portfolio. For the six months ended June 30, 2021, proceeds from sales on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no loss recognized. For the three and six months ended June 30, 2020, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$480,614	(4,443)	7,268	(27)	487,882	(4,470)
State and municipal obligations	11,600	(32)	—	—	11,600	(32)
Corporate obligations	6,795	(78)	—	—	6,795	(78)
	$499,009	(4,553)	7,268	(27)	506,277	(4,580)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$127,600	(824)	8,007	(28)	135,607	(852)
State and municipal obligations	5,275	(95)	—	—	5,275	(95)
Corporate obligations	—	—	2,000	(24)	2,000	(24)
	$132,875	(919)	10,007	(52)	142,882	(971)
The number of available for sale debt securities in an unrealized loss position at June 30, 2021 totaled 62, compared with 42 at December 31, 2020. The increase in the number of securities in an unrealized loss position at June 30, 2021 was due to higher current market interest rates compared to rates at December 31, 2020. At June 30, 2021, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $17,357 and an unrealized loss of $660. This private-label mortgage-backed security was investment grade at June 30, 2021.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$10,198	—	(55)	10,143
Mortgage-backed securities	38	1	—	39
State and municipal obligations	417,794	16,824	(302)	434,316
Corporate obligations	9,747	54	(58)	9,743
	$437,777	16,879	(415)	454,241
At June 30, 2021, the allowance for credit losses on held to maturity debt securities totaled $73,000.

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,600	6	(5)	7,601
Mortgage-backed securities	62	2	—	64
State and municipal obligations	433,655	21,442	(58)	455,039
Corporate obligations	9,726	101	(2)	9,825
	$451,043	21,551	(65)	472,529
At December 31, 2020, the allowance for credit losses on held to maturity debt securities totaled $78,000.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $6.1 million and $12.9 million, respectively. As to these calls of securities, for the three months ended June 30, 2021, there were gross gains of $33,500 and no gross losses, and for the six months ended June 30, 2021, there were gross gains of $1,000 and no gross losses. For the three and six months ended June 30, 2020, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $12.6 million and $25.9 million, respectively. As to these calls of securities, there were gross gains of $44,000 and no gross losses for the three and six months ended June 30, 2020.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2021 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	154,182	157,762
Due after five years through ten years	213,637	224,366
Due after ten years	69,920	72,074
	$437,739	454,202
Mortgage-backed securities totaling $38,000 at amortized cost and $39,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $73,000 is excluded from the table above.
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
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$7,843	(55)	—	—	7,843	(55)
State and municipal obligations	20,602	(287)	406	(15)	21,008	(302)
Corporate obligations	5,773	(58)	—	—	5,773	(58)
	$34,218	(400)	406	(15)	34,624	(415)

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,995	(5)	—	—	1,995	(5)
State and municipal obligations	4,846	(41)	406	(17)	5,252	(58)
Corporate obligations	786	(2)	—	—	786	(2)
	$7,627	(48)	406	(17)	8,033	(65)
The number of held to maturity debt securities in an unrealized loss position at June 30, 2021 totaled 38, compared with 7 at December 31, 2020. The increase in the number of securities in an unrealized loss position at June 30, 2021, was due to higher current market interest rates compared to rates at December 31, 2020.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2021 (in thousands):

	June 30, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$10,198	—	—	—	—	10,198
Mortgage-backed securities	38	—	—	—	—	38
State and municipal obligations	59,101	306,168	49,426	1,115	1,984	417,794
Corporate obligations	—	2,334	7,088	300	25	9,747
	$69,337	308,502	56,514	1,415	2,009	437,777

	December 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,600	—	—	—	—	7,600
Mortgage-backed securities	62	—	—	—	—	62
State and municipal obligations	57,830	311,155	53,302	1,115	10,253	433,655
Corporate obligations	—	3,255	6,446	—	25	9,726
	$65,492	314,410	59,748	1,115	10,278	451,043

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At June 30, 2021, the held to maturity debt securities portfolio was comprised of 16% rated AAA, 70% rated AA, 13% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At June 30, 2021, the allowance for credit losses on held to maturity debt securities was $73,000, a decrease from $78,000 at December 31, 2020.

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
Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Mortgage loans:
Residential	$1,253,824	1,294,702
Commercial	3,571,416	3,458,666
Multi-family	1,361,164	1,484,515
Construction	665,884	541,939
Total mortgage loans	6,852,288	6,779,822
Commercial loans	2,354,199	2,567,470
Consumer loans	348,485	492,566
Total gross loans	9,554,972	9,839,858
Premiums on purchased loans	1,257	1,566
Unearned discounts	(6)	(12)
Net deferred fees	(16,361)	(18,522)
Total loans	$9,539,862	9,822,890
In the first quarter of 2021, $101.7 million of loans acquired in the SB One transaction that were previously classified as consumer loans were classified as commercial mortgage loans, following further analysis of the underwriting documents and operational intent of the borrower. These loans are comprised of term loans and lines of credit secured by 1-4 family residential properties that are held by borrowers to generate rental income.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	June 30, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$5,410	4,455	6,875	—	16,740	1,237,084	1,253,824	6,875
Commercial	2,109	—	36,312	—	38,421	3,532,995	3,571,416	22,473
Multi-family	—	—	—	—	—	1,361,164	1,361,164	—
Construction	—	—	2,967	—	2,967	662,917	665,884	2,967
Total mortgage loans	7,519	4,455	46,154	—	58,128	6,794,160	6,852,288	32,315
Commercial loans	660	175	32,023	—	32,858	2,321,341	2,354,199	27,101
Consumer loans	458	1,272	1,883	—	3,613	344,872	348,485	1,639
Total gross loans	$8,637	5,902	80,060	—	94,599	9,460,373	9,554,972	61,055

	December 31, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$15,789	8,852	9,315	—	33,956	1,260,746	1,294,702	9,315
Commercial	761	113	31,982	—	32,856	3,425,810	3,458,666	20,482
Multi-family	206	585	—	—	791	1,483,724	1,484,515	—
Construction	—	—	1,392	—	1,392	540,547	541,939	1,392
Total mortgage loans	16,756	9,550	42,689	—	68,995	6,710,827	6,779,822	31,189
Commercial loans	1,658	1,179	42,118	—	44,955	2,522,515	2,567,470	15,541
Consumer loans	4,348	4,519	2,283	—	11,150	481,416	492,566	2,283
Total gross loans	$22,762	15,248	87,090	—	125,100	9,714,758	9,839,858	49,013

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $80.1 million and $87.1 million at June 30, 2021 and December 31, 2020, respectively. Included in non-accrual loans were $49.1 million and $35.3 million of loans which were less than 90 days past due at June 30, 2021 and December 31, 2020, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2021 and December 31, 2020.

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
At June 30, 2021, there were 168 impaired loans totaling $82.0 million. Included in this total were 113 TDRs related to 109 borrowers totaling $22.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2021. At December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020.
At June 30, 2021 and December 31, 2020, the Company had $21.7 million and $26.3 million related to the fair value of underlying collateral-dependent impaired loans, respectively. These collateral-dependent impaired loans at June 30, 2021 consisted of $20.0 million in commercial loans, $1.6 million in residential real estate loans, and $81,000 in consumer loans. The collateral for these impaired loans was primarily real estate.

The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2021
Balance at beginning of period	$54,198	26,302	5,091	85,591
Provision (benefit) charge to operations	1,080	(10,814)	(966)	(10,700)
Recoveries of loans previously charged-off	191	5,790	198	6,179
Loans charged-off	—	(16)	(95)	(111)
Balance at end of period	$55,469	21,262	4,228	80,959

2020
Balance at beginning of period	$47,500	22,841	4,802	75,143
Provision charge to operations	7,355	2,285	1,260	10,900
Recoveries of loans previously charged-off	16	605	103	724
Loans charged-off	—	(447)	(61)	(508)
Balance at end of period	$54,871	25,284	6,104	86,259

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2021
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(12,387)	(11,281)	(2,032)	(25,700)
Recoveries of loans previously charged-off	467	6,317	501	7,285
Loans charged-off	(918)	(858)	(316)	(2,092)
Balance at end of period	$55,469	21,262	4,228	80,959

2020
Balance at beginning of period	$25,511	28,263	1,751	55,525
Provision charge to operations	15,066	9,904	630	25,600
Recoveries of loans previously charged-off	108	918	226	1,252
Increase (decrease) due to initial CECL adoption - retained earnings	14,188	(9,974)	3,706	7,920
Loans charged-off	(2)	(3,827)	(209)	(4,038)
Balance at end of period	$54,871	25,284	6,104	86,259
As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three and six months ended June 30, 2021, the Company recorded negative provisions for credit losses on loans of $10.7 million and $25.7 million, respectively. The decrease in the provision for credit losses for the quarter and six months ended June 30, 2021 was the result of an improved current economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and uncertain outlook attributable to COVID-19.

The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credit losses for the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,414	5,536
Commercial	17,118	12,831	4,287
Multi-family	9,519	3,374	6,145
Construction	4,152	5,892	(1,740)
Total mortgage loans	39,739	25,511	14,228
Commercial loans	18,254	28,263	(10,009)
Consumer loans	5,452	1,751	3,701
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	June 30, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$55,390	25,292	1,317	81,999
Collectively evaluated for impairment	6,796,898	2,328,907	347,168	9,472,973
Total gross loans	$6,852,288	2,354,199	348,485	9,554,972

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,783	35,832	1,431	86,046
Collectively evaluated for impairment	6,731,039	2,531,638	491,135	9,753,812
Total gross loans	$6,779,822	2,567,470	492,566	9,839,858
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$3,433	4,145	35	7,613
Collectively evaluated for impairment	52,036	17,117	4,193	73,346
Total gross loans	$55,469	21,262	4,228	80,959

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$4,220	4,715	39	8,974
Collectively evaluated for impairment	64,087	22,369	6,036	92,492
Total gross loans	$68,307	27,084	6,075	101,466
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification as of June 30, 2021 and 2020 (in thousands):

	For the three months ended
	June 30, 2021			June 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	1	$171	$170	1	$342	$283
Total mortgage loans	1	171	170	1	342	283
Commercial loans	1	1,580	1,089	2	736	714
Total restructured loans	2	$1,751	$1,259	3	$1,078	$997

	For the six months ended
	June 30, 2021			June 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	1	$171	$170	1	$342	$283
Total mortgage loans	1	171	170	1	342	283
Commercial loans	4	2,940	2,363	4	1,483	1,429
Total restructured loans	5	$3,111	$2,533	5	$1,825	$1,712
All TDRs are impaired loans, which are individually evaluated for impairment. During the three months ended June 30, 2021, no charge-offs were recorded on collateral-dependent impaired loans, while $1.5 million of charge-offs were recorded on collateral-dependent impaired loans for the six months ended June 30, 2021. During the three and six months ended June 30, 2020, $447,000 and $3.2 million of charge-offs were recorded on collateral-dependent impaired loans, respectively. For the three and six months ended June 30, 2021, the allowance for credit losses associated with the TDRs presented in the preceding tables totaled $14,000, and was included in the allowance for credit losses for loans individually evaluated for impairment. (See page 26 for further discussion related to COVID-19 loan modifications)
For the three and six months ended June 30, 2021, the TDRs presented in the preceding tables had a weighted average modified interest rate of 4.37% and 4.52%, respectively, compared to a weighted average rate of 4.59% and 4.62% prior to modification, for the three and six months ended June 30, 2021, respectively.
There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month periods ending June 30, 2021 and June 30, 2020. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2020, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to PCD loans on that date. Any additional loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination, will be classified as PCD loans.
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
At June 30, 2021, the balance of PCD loans totaled $264.8 million with a related allowance for credit losses of $11.0 million. The balance of PCD loans at December 31, 2020 was $296.6 million with a related allowance for credit losses of $13.1 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	June 30, 2021					December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,489	9,832	—	9,923	226	13,981	11,380	—	11,587	511
Commercial	20,500	19,752	—	19,774	48	17,414	17,414	—	16,026	60
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,200	2,190	—	2,127	23	—	—	—	—	—
Total	35,189	31,774	—	31,824	297	31,395	28,794	—	27,613	571
Commercial loans	23,131	17,677	—	17,976	11	15,895	14,009	—	12,791	46
Consumer loans	1,433	907	—	918	51	1,382	880	—	7	50
Total impaired loans	$59,753	50,358	—	50,718	359	48,672	43,683	—	40,411	667

Loans with an allowance recorded
Mortgage loans:
Residential	$8,059	7,725	861	7,773	137	7,950	7,506	806	7,604	307
Commercial	18,305	14,727	2,272	15,284	24	14,993	12,483	3,414	123	570
Multi-family	1,164	1,164	300	1,168	32	—	—	—	—	—
Total	27,528	23,616	3,433	24,225	193	22,943	19,989	4,220	7,727	877
Commercial loans	8,344	7,615	4,145	11,084	218	24,947	21,823	4,715	18,620	311
Consumer loans	416	410	35	413	11	565	551	39	5	20
Total impaired loans	$36,288	31,641	7,613	35,722	422	48,455	42,363	8,974	26,352	1,208

Total impaired loans
Mortgage loans:
Residential	$20,548	17,557	861	17,696	363	21,931	18,886	806	19,191	818
Commercial	38,805	34,479	2,272	35,058	72	32,407	29,897	3,414	16,149	630
Multi-family	1,164	1,164	300	1,168	32	—	—	—	—	—
Construction	2,200	2,190	—	2,127	23	—	—	—	—	—
Total	62,717	55,390	3,433	56,049	490	54,338	48,783	4,220	35,340	1,448
Commercial loans	31,475	25,292	4,145	29,060	229	40,842	35,832	4,715	31,411	357
Consumer loans	1,849	1,317	35	1,331	62	1,947	1,431	39	12	70
Total impaired loans	$96,041	81,999	7,613	86,440	781	97,127	86,046	8,974	66,763	1,875
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $7.6 million at June 30, 2021 and $9.0 million at December 31, 2020. At June 30, 2021 and December 31, 2020, impaired loans for which there was no related allowance for credit losses totaled $50.4 million and $43.7 million, respectively. The average balance of impaired loans for the six months ended June 30, 2021 and December 31, 2020 was $86.4 million and $66.8 million, respectively.
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
Loans granted COVID-19 related deferrals or modifications have decreased from a peak level of $1.31 billion, or 16.8% of loans, to $7.3 million of loans as of July 16, 2021, all of which are performing loans. The $7.3 million of loans in deferral consists of $300,000 in a second 90-day deferral period and $7.0 million in a third deferral period. Included in the $7.3 million of total loans in deferral, $3.9 million are secured by hotels, $2.1 million are secured by restaurants, $463,000 is secured by a special-purpose property, $431,000 are secured by retail properties, and $359,000 are secured by residential mortgages. Of the $6.9 million in commercial loans on deferral, all are under principal only deferral and are paying interest. In accordance with the CARES Act, the Company has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are not classified as TDRs.
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of June 30, 2021, the Company secured 2,066 PPP loans for its customers totaling $681.9 million, which includes both the initial round and the second round of PPP. As of June 30, 2021, 1,082 PPP loans totaling $372.5 million were forgiven. The balance at June 30, 2021 for PPP loans was $309.4 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	At June 30, 2021
Total portfolio	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total Loans (1)
Special mention	$4,000	112,331	8,825	26,034	151,190	101,830	1,223	254,243
Substandard	14,461	91,640	2,598	2,967	111,666	121,959	1,914	235,539
Doubtful	—	335	—	—	335	5	—	340
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	18,461	204,306	11,423	29,001	263,191	223,794	3,137	490,122
Pass/Watch	1,235,363	3,367,110	1,349,741	636,883	6,589,097	2,130,405	345,348	9,064,850
Total	$1,253,824	3,571,416	1,361,164	665,884	6,852,288	2,354,199	348,485	9,554,972

2021
Special mention	$—	—	—	—	—	—	—	—
Substandard (2)	—	—	—	—	—	8,598	—	8,598
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	8,598	—	8,598
Pass/Watch	155,340	219,812	51,777	44,724	471,653	397,753	23,799	893,205
Total gross loans	$155,340	219,812	51,777	44,724	471,653	406,351	23,799	901,803

2020
Special mention	$—	—	—	1,980	1,980	313	—	2,293

Substandard	—	—	—	—	—	2,127	—	2,127
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	1,980	1,980	2,440	—	4,420
Pass/Watch	252,991	635,144	294,274	144,186	1,326,595	398,800	36,515	1,761,910
Total gross loans	$252,991	635,144	294,274	146,166	1,328,575	401,240	36,515	1,766,330

2019
Special mention	$658	28,711	676	16,819	46,864	6,195	—	53,059
Substandard	479	515	1,164	—	2,158	11,001	91	13,250
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	1,137	29,226	1,840	16,819	49,022	17,196	91	66,309
Pass/Watch	134,657	622,561	176,107	288,843	1,222,168	225,881	41,893	1,489,942
Total gross loans	$135,794	651,787	177,947	305,662	1,271,190	243,077	41,984	1,556,251

2018
Special mention	$—	8,866	—	—	8,866	2,996	175	12,037
Substandard	1,700	27,787	—	2,967	32,454	8,741	—	41,195
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	1,700	36,653	—	2,967	41,320	11,737	175	53,232
Pass/Watch	75,279	379,166	193,344	139,215	787,004	216,999	38,375	1,042,378
Total gross loans	$76,979	415,819	193,344	142,182	828,324	228,736	38,550	1,095,610

2017 and prior
Special mention	$3,342	74,754	8,149	7,235	93,480	92,326	1,047	186,853
Substandard	12,282	63,338	1,434	—	77,054	91,492	1,824	170,370
Doubtful	—	335	—	—	335	5	—	340
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	15,624	138,427	9,583	7,235	170,869	183,823	2,871	357,563
Pass/Watch	617,096	1,510,427	634,239	19,915	2,781,677	890,972	204,766	3,877,415
Total gross loans	$632,720	1,648,854	643,822	27,150	2,952,546	1,074,795	207,637	4,234,978

	At December 31, 2020
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,882	124,631	29,781	24,376	181,670	157,080	1,867	340,617
Substandard	26,651	98,313	1,568	4,924	131,456	127,092	6,746	265,294
Doubtful	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	29,533	222,944	31,349	29,300	313,126	284,224	8,613	605,963
Pass/Watch	1,265,169	3,235,722	1,453,166	512,639	6,466,696	2,283,246	483,953	9,233,895

Total	$1,294,702	3,458,666	1,484,515	541,939	6,779,822	2,567,470	492,566	9,839,858
(1) Contained within criticized and classified loans at June 30, 2021 are loans that were granted payment deferrals related to COVID-19 totaling $7.3 million.
(2) Includes an $8.5 million restructured loan, initially originated in 2015, which is classified as substandard pending the borrower’s ability to demonstrate a sustained period of payment performance (generally six consecutive months) under the restructured terms. The loan is currently performing in accordance with its restructured terms.

Note 5. Deposits
Deposits at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Savings	$1,418,354	1,348,147
Money market	2,413,046	2,245,412
NOW	3,386,064	2,808,637
Non-interest bearing	2,530,468	2,341,459
Certificates of deposit	842,052	1,094,174
Total deposits	$10,589,984	9,837,829

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2021 and 2020 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	—	9	20	$—	—	18	40
Interest cost	198	250	106	178	396	500	212	356
Expected return on plan assets	(807)	(737)	—	—	(1,614)	(1,474)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	118	174	(268)	(62)	236	348	(536)	(124)
Net periodic (decrease) increase in benefit cost	$(491)	(313)	(153)	136	$(982)	(626)	(306)	272
In its consolidated financial statements for the year ended December 31, 2020, the Company previously disclosed that it does not expect to contribute to the pension plan in 2021. As of June 30, 2021, no contributions have been made to the pension plan.

The net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2021 were calculated using the January 1, 2021 pension and other post-retirement benefits actuarial valuations.
Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have a material effect on the Company's business operations and consolidated financial statements.

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
For the three and six months ended June 30, 2021, the Company recorded a $2.1 million and $1.2 million provision for credit losses for off-balance sheet credit exposures, respectively. The provision for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2020 totaled $5.3 million and $6.3 million, respectively. The decrease was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the pipeline of loans that have been approved and awaiting closing.
The allowance for credit losses for off-balance sheet credit exposures was $6.2 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2021 and December 31, 2020.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits. The change in the fair value of these derivatives is recorded in accumulated other comprehensive income, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2021 and December 31, 2020.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2021 and December 31, 2020.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$99,969	99,969	—	—
Mortgage-backed securities	1,298,968	—	1,298,968	—
Asset-backed securities	48,550	—	48,550	—
State and municipal obligations	70,363	—	70,363	—
Corporate obligations	38,763	—	38,763	—
Total available for sale debt securities	1,556,613	99,969	1,456,644	—
Equity securities	1,094	1,094	—	—
Derivative assets	81,459	—	81,459	—
	$1,639,166	101,063	1,538,103	—

Derivative liabilities	$84,827	—	84,827	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$21,706	—	—	21,706
Foreclosed assets	2,350	—	—	2,350
	$24,056	—	—	24,056

	Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,009	1,009	—	—
Mortgage-backed securities	938,413	—	938,413	—
Asset-backed securities	53,830	—	53,830	—
State and municipal obligations	71,258	—	71,258	—
Corporate obligations	40,979	—	40,979	—
Total available for sale debt securities	1,105,489	1,009	1,104,480	—
Equity Securities	971	971	—	—
Derivative assets	101,079	—	101,079	—
	$1,207,539	1,980	1,205,559	—

Derivative liabilities	$109,148	—	109,148	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,250	—	—	26,250
Foreclosed assets	4,475	—	—	4,475
	$30,725	—	—	30,725
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2021.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at June 30, 2021 and December 31, 2020 was $58.4 million and $114.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2021 and December 31, 2020. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$710,153	710,153	710,153	—	—
Available for sale debt securities:
U.S. Treasury obligations	99,969	99,969	99,969	—	—
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,298,968	1,298,968	—	1,298,968	—
Asset-backed securities	48,550	48,550		48,550
State and municipal obligations	70,363	70,363	—	70,363	—
Corporate obligations	38,763	38,763	—	38,763	—
Total available for sale debt securities	$1,556,613	1,556,613	99,969	1,456,644	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	10,198	10,143	10,143	—	—
Mortgage-backed securities	38	39	—	39	—
State and municipal obligations	417,739	434,316	—	434,316	—
Corporate obligations	9,729	9,743	—	9,743	—
Total held to maturity debt securities, net of allowance for credit losses	$437,704	454,241	10,143	444,098	—
FHLBNY stock	37,415	37,415	37,415	—	—
Equity Securities	1,094	1,094	1,094	—	—
Loans, net of allowance for credit losses	9,458,903	9,623,991	—	—	9,623,991
Derivative assets	81,459	81,459	—	81,459	—

Financial liabilities:
Deposits other than certificates of deposits	$9,747,932	9,747,932	9,747,932	—	—
Certificates of deposit	842,052	845,410	—	845,410	—
Total deposits	$10,589,984	10,593,342	9,747,932	845,410	—
Borrowings	693,337	697,982	—	697,982	—
Subordinated debentures	25,211	30,088	—	30,088	—
Derivative liabilities	84,827	84,827	—	84,827	—

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$532,353	532,353	532,353	—	—
Available for sale debt securities:
U.S. Treasury obligations		—	—	—	—
Agency obligations	1,009	1,009	1,009	—	—
Mortgage-backed securities	938,413	938,413	—	938,413	—
Asset-backed securities	53,830	53,830		53,830
State and municipal obligations	71,258	71,258	—	71,258	—
Corporate obligations	40,979	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,105,489	1,009	1,104,480	—
Held to maturity debt securities:
Agency obligations	$7,600	7,601	7,601	—	—
Mortgage-backed securities	62	64	—	64	—
State and municipal obligations	433,589	455,039	—	455,039	—
Corporate obligations	9,714	9,825	—	9,825	—
Total held to maturity debt securities	$450,965	472,529	7,601	464,928	—
FHLBNY stock	59,489	59,489	59,489	—	—
Equity Securities	971	971	971	—	—
Loans, net of allowance for credit losses	9,721,424	9,969,330	—	—	9,969,330
Derivative assets	101,079	101,079	—	101,079	—

Financial liabilities:
Deposits other than certificates of deposits	$8,743,655	8,743,655	8,743,655	—	—
Certificates of deposit	1,094,174	1,097,993	—	1,097,993	—
Total deposits	$9,837,829	9,841,648	8,743,655	1,097,993	—
Borrowings	1,175,972	1,193,024	—	1,193,024	—
Subordinated Debt	25,135	24,375	—	24,375	—
Derivative liabilities	109,148	109,148	—	109,148	—

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$3,288	(848)	2,440	(1,252)	322	(930)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	3,288	(848)	2,440	(1,252)	322	(930)
Unrealized losses on derivatives (cash flow hedges)	(1,649)	425	(1,224)	(1,730)	446	(1,284)
Amortization related to post-retirement obligations	(150)	39	(111)	95	(25)	70
Total other comprehensive income (loss)	$1,489	(384)	1,105	(2,887)	743	(2,144)

	Six months ended June 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(8,865)	2,286	(6,579)	21,310	(5,494)	15,816
Reclassification adjustment for gains included in net income	(230)	59	(171)	—	—	—
Total	(9,095)	2,345	(6,750)	21,310	(5,494)	15,816
Unrealized gains ( losses) on derivatives (cash flow hedges)	4,577	(1,180)	3,397	(9,427)	2,430	(6,997)
Amortization related to post-retirement obligations	(300)	80	(220)	207	(53)	154
Total other comprehensive (loss) income	$(4,818)	1,245	(3,573)	12,090	(3,117)	8,973

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended June 30,
	2021				2020
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at March 31,	$14,500	(1,190)	(333)	12,977	25,492	(5,156)	(5,398)	14,938
Current - period other comprehensive income (loss)	2,440	(111)	(1,224)	1,105	(930)	70	(1,284)	(2,144)
Balance at June 30,	$16,940	(1,301)	(1,557)	14,082	24,562	(5,086)	(6,682)	12,794

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2021				2020
	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at December 31,	$23,690	(1,081)	(4,954)	17,655	8,746	(5,240)	315	3,821
Current - period other comprehensive (loss) income	(6,750)	(220)	3,397	(3,573)	15,816	154	(6,997)	8,973
Balance at June 30,	$16,940	(1,301)	(1,557)	14,082	24,562	(5,086)	(6,682)	12,794

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2021	2020
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial (losses) gains	$(150)	112	Compensation and employee benefits (1)
	39	(29)	Income tax expense
Total reclassification	$(111)	83	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2021	2020
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(230)	—	Net gain on securities transactions
	59	—	Income tax expense
	(171)	—	Net of tax

Post-retirement obligations:
Amortization of actuarial (losses) gains	$(300)	224	Compensation and employee benefits (1)
	80	(58)	Income tax expense
Total reclassification	$(220)	166	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2021 and December 31, 2020, the Company had 170 and 172 loan related interest rate swaps, respectively, with aggregate notional amounts of $2.55 billion and $2.63 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The

Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At June 30, 2021 and December 31, 2020, the Company had 13 credit derivatives, with aggregate notional amounts of $136.4 million and $121.7 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At June 30, 2021 and December 31, 2020, the fair value of these credit derivatives were $131,000 and $97,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash outflows associated with borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense. As of June 30, 2021, the Company had 14 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that were each designated as a cash flow hedge of interest rate risk.
The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020 (in thousands):

	At June 30, 2021
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair value	Consolidated Statements of Financial Condition	Fair value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$76,310	Other liabilities	77,716
Credit contracts	Other assets	131	Other liabilities	—
Total derivatives not designated as a hedging instrument		$76,441		77,716

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$5,018	Other liabilities	7,111
Total derivatives designated as a hedging instrument		$5,018		7,111

	At December 31, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair value	Consolidated Statements of Financial Condition	Fair value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$107,652	Other liabilities	109,148
Credit contracts	Other assets	97	Other liabilities	—
Total derivatives not designated as a hedging instrument		$107,749		109,148

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(6,671)	Other liabilities	—
Total derivatives designated as a hedging instrument		$(6,671)		—

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2021 and 2020 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2021	June 30, 2020
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(323)	(229)
Credit contracts	Other income	24	—
Total		$(299)	(229)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$947	126
Total		$947	126

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2021	June 30, 2020
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$77	(1,049)
Credit contracts	Other income	47	(1)
Total		$124	(1,050)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$1,826	21
Total		$1,826	21
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
At June 30, 2021, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $59.5 million at June 30, 2021. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $57.8 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and six months ended June 30, 2021, the out-of-scope revenue related to financial instruments was 82.6% and 82.5% of the Company's total revenue, respectively, compared to 85.0% and 84.4% for the three and six months ended June 30, 2020, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,859	5,977	14,993	12,228
Insurance agency income	2,849	—	5,576	—
Banking service charges and other fees:
Service charges on deposit accounts	2,555	2,071	5,054	5,047
Debit card and ATM fees	2,098	1,265	3,876	2,475
Total banking service charges and other fees	4,653	3,336	8,930	7,522
Total in-scope non-interest income	15,361	9,313	29,499	19,750
Total out-of-scope non-interest income	5,795	5,052	13,294	11,606
Total non-interest income	$21,156	14,365	42,793	31,356
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
Service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at the time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.
Note 13. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at June 30, 2021 and December 31, 2020 (in thousands):

	Classification	June 30, 2021	December 31, 2020
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$40,372	$41,142
Lease Liabilities:
Operating lease liabilities	Other liabilities	$41,523	$42,042
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
At June 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.8 years and 3.09%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2021	Three months ended June 30, 2020
Lease Costs
Operating lease cost	$2,330	$2,132
Variable lease cost	717	724
Total lease cost	$3,047	$2,856

	Six months ended June 30, 2021	Six months ended June 30, 2020
Lease Costs
Operating lease cost	$5,142	$4,262
Variable lease cost	1,519	1,330
Total lease cost	$6,661	$5,592

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating cash flows from operating leases	$4,575	$4,247

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2021	$4,347
2022	6,613
2023	6,102
2024	5,700
2025	5,114
Thereafter	20,120
Total future minimum lease payments	47,996
Amounts representing interest	6,473
Present value of net future minimum lease payments	$41,523

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with the current expected credit loss (“CECL”) methodology. It also applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures. The adoption of the standard did not result in a change to the Company's results of operations upon adoption as it was recorded as an $8.3 million cumulative effect adjustment, net of income taxes, to retained earnings.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2021, the portfolio and class segments for the Company’s loan portfolio were:
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
Loans granted short-term COVID-19 related deferrals decreased from a peak level of $1.31 billion, or 16.8% of loans, to $7.3 million of loans as of July 16, 2021, all of which are performing loans. The $7.3 million of loans in deferral consists of $300,000 in a second 90-day deferral period and $7.0 million in a third deferral period. Included in the $7.3 million of total loans in deferral, $3.9 million are secured by hotel properties, $2.1 million are secured by restaurants, $463,000 is secured by a special-purpose property, $431,000 are secured by retail properties, and $359,000 are secured by residential mortgages. Of the $6.9 million of commercial loans in deferral, all are under principal only deferral and are paying interest.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2021, the changing economic forecasts attributable to COVID-19 and projected economic recovery led to the Company recording negative provisions for credit losses. See Note 4 to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2021 or December 31, 2020.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND DECEMBER 31, 2020
Total assets at June 30, 2021 were $13.22 billion, a $297.2 million increase from December 31, 2020. The increase in total assets was primarily due to a $415.9 million increase in total investments and a $177.8 million increase in cash and cash equivalents, partially offset by a $283.0 million decrease in total loans.
The Company’s loan portfolio decreased $283.0 million to $9.54 billion at June 30, 2021, from $9.82 billion at December 31, 2020, despite strong originations, as prepayments and Paycheck Protection Program ("PPP") loan forgiveness, were elevated. For the six months ended June 30, 2021, loan funding, including advances on lines of credit, totaled $1.67 billion, compared with $2.04 billion for the same period in 2020. Originations under PPP programs totaled $208.7 million and $397.8 million for the six month periods ended June 30, 2021 and 2020, respectively. Total PPP loans outstanding decreased $163.8 million to $309.4 million at June 30, 2021, from $473.2 million at December 31, 2020. In addition to the net decrease in PPP loans, during the six months ended June 30, 2021, the Company experienced net decreases in consumer loans, multi-family loans, commercial loans, and residential mortgage loans of $144.1 million, $123.4 million, $49.5 million and $40.9 million, respectively, partially offset by net increases in construction loans and commercial mortgage loans of $123.9 million and

$112.8 million, respectively. Commercial real estate, commercial and construction loans represented 83.2% of the loan portfolio at June 30, 2021, compared to 81.8% at December 31, 2020.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $210.4 million and $84.7 million, respectively, at June 30, 2021, compared to $225.4 million and $110.6 million, respectively, at December 31, 2020. No SNC relationship were 90 days or more delinquent at June 30, 2021.
The Company had outstanding junior lien mortgages totaling $147.0 million at June 30, 2021. Of this total, 18 loans totaling $610,000 were 90 days or more delinquent with an allowance for credit losses of $14,000.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Mortgage loans:
Residential	$6,875	9,315
Commercial	36,312	31,982
Construction	2,967	1,392
Total mortgage loans	46,154	42,689
Commercial loans	32,023	42,118
Consumer loans	1,883	2,283
Total non-performing loans	80,060	87,090
Foreclosed assets	2,350	4,475
Total non-performing assets	$82,410	91,565
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Mortgage loans:
Residential	$4,455	8,852
Commercial	—	113
Multi-family	—	585
Construction	—	—
Total mortgage loans	4,455	9,550
Commercial loans	175	1,179
Consumer loans	1,272	4,519
Total 60-89 day delinquent loans	$5,902	15,248
At June 30, 2021, the Company’s allowance for credit losses related to the loan portfolio was 0.85% of total loans, compared to 0.87% and 1.03% at March 31, 2021 and December 31, 2020, respectively. The Company recorded negative provisions for credit losses of $10.7 million and $25.7 million for the three and six months ended June 30, 2021, respectively, compared with provisions of $10.9 million and $25.6 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the Company had net recoveries of $6.1 million and $5.2 million, respectively, compared to net recoveries of $216,000 and net charge-offs of $2.8 million, respectively, for the same periods in 2020. The allowance for loan losses decreased $20.5 million to $81.0 million at June 30, 2021 from $101.5 million at December 31, 2020. The negative provision for credit losses for the three and six months ended June 30, 2021 was primarily the result of an improved economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and a more uncertain outlook attributable to the COVID-19 pandemic. In addition, the significant recoveries realized in the second quarter of 2021 related to a previously charged-off loan further contributed to the negative provision for credit losses in the current period.
Total non-performing loans were $80.1 million, or 0.84% of total loans at June 30, 2021, compared to $87.1 million, or 0.89% of total loans at December 31, 2020. The $7.0 million decrease in non-performing loans consisted of a $10.1 million decrease in non-performing commercial loans, a $2.4 million decrease in non-performing residential mortgage loans and a $400,000 decrease in non-performing consumer loans, partially offset by a $4.3 million increase in non-performing commercial mortgage loans and a $1.6 million increase in non-performing construction loans.
At June 30, 2021 and December 31, 2020, the Company held foreclosed assets of $2.4 million and $4.5 million, respectively. During the six months ended June 30, 2021, there were two additions to foreclosed assets with an aggregate carrying value of $434,000, six properties sold with a carrying value of $1.4 million and valuation charges of $1.1 million. Foreclosed assets at June 30, 2021 consisted primarily of commercial real estate. Non-performing assets totaled $82.4 million, or 0.62% of total assets at June 30, 2021, compared to $91.6 million, or 0.71% of total assets at December 31, 2020.
Cash and cash equivalents were $710.2 million at June 30, 2021, a $177.8 million increase from December 31, 2020, largely due to net deposit inflows and loan repayments, primarily attributable to proceeds from the forgiveness of PPP loans and government stimulus programs.
Total investments were $2.03 billion at June 30, 2021, a $415.9 million increase from December 31, 2020. This increase was primarily due to purchases of mortgage-backed and municipal securities, partially offset by repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds, and a decrease in unrealized gains on available for sale debt securities.
Total deposits increased $752.2 million during the six months ended June 30, 2021, to $10.59 billion. Total core deposits, consisting of savings and demand deposit accounts, increased $1.00 billion to $9.75 billion at June 30, 2021, while total time deposits decreased $252.1 million to $842.1 million at June 30, 2021. The increase in core deposits was largely attributable to a $577.4 million increase in interest bearing demand deposits, as the Company shifted $450.0 million from Federal Home Loan Bank of New York ("FHLBNY") borrowings into lower-costing brokered demand deposits, a $189.0 million increase in non-interest bearing demand deposits, which partially benefited from deposits retained from activity associated with PPP loans and stimulus funding, a $167.6 million increase in money market deposits and a $70.2 million increase in savings deposits. The decrease in time deposits was primarily due to the outflow of brokered time deposits, combined with additional maturities of longer-term retail time deposits. Core deposits represented 92.0% of total deposits at June 30, 2021, compared to 88.9% at December 31, 2020.
Borrowed funds decreased $482.6 million during the six months ended June 30, 2021, to $693.3 million. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLBNY borrowings with lower-costing brokered deposits. Borrowed funds represented 5.2% of total assets at June 30, 2021, a decrease from 9.1% at December 31, 2020.
Stockholders’ equity increased $57.8 million during the six months ended June 30, 2021, to $1.68 billion, primarily due to net income earned for the period, partially offset by dividends paid to stockholders, a decrease in unrealized gains on available for sale debt securities and common stock repurchases. For the six months ended June 30, 2021, common stock repurchases totaled 46,791 shares at an average cost of $21.56 per share, of which 44,078 shares, at an average cost of $21.81 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At June 30, 2021, approximately 4.1 million shares remained eligible for repurchase under the current stock repurchase authorization. Book value per share and tangible book value per share (1) at June 30, 2021 were $21.55 and $15.58, respectively, compared with $20.87 and $14.86, respectively, at December 31, 2020.
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
In response to COVID-19, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and Federal Reserve Bank of New York ("FRBNY"), and is enhancing its collateral position with these funding sources.
The Federal Deposit Insurance Corporation ("FDIC") and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act, that were effective January 1, 2015. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio at 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” of 2.5% in addition to the amount necessary to meet its minimum risk-based capital requirements.
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
At June 30, 2021, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2021
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$510,866	4.00%	$510,866	4.00%	$1,156,061	9.05%
Common equity Tier 1 risk-based capital	473,413	4.50	736,420	7.00	1,156,061	10.99
Tier 1 risk-based capital	631,217	6.00	894,225	8.50	1,156,061	10.99
Total risk-based capital	841,623	8.00	1,104,630	10.50	1,227,102	11.66

Company:
Tier 1 leverage capital	$511,091	4.00%	$511,091	4.00%	$1,225,848	9.59%
Common equity Tier 1 risk-based capital	473,666	4.50	736,814	7.00	1,212,961	11.52
Tier 1 risk-based capital	631,555	6.00	894,703	8.50	1,225,848	11.65
Total risk-based capital	842,074	8.00	1,105,221	10.50	1,296,889	12.32
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
General. The Company reported net income of $44.8 million, or $0.58 per basic and diluted share for the three months ended June 30, 2021, compared to net income of $14.3 million, or $0.22 per basic and diluted share for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company reported net income of $93.3 million, or $1.22 per basic and diluted share, compared to net income of $29.2 million, or $0.45 per basic and diluted share, for the same period last year.
Earnings for the three and six months ended June 30, 2021 were aided by improved economic conditions and resulting lower credit loss allowance requirements, and the additional earnings attributable to the acquisition of earning assets acquired in the July 31, 2020 merger with SB One Bancorp ("SB One"). For the three and six months ended June 30, 2021, the Company recorded negative provisions for credit losses on loans of $10.7 million and $25.7 million, respectively, compared with provisions of $10.9 million and $25.6 million for the respective 2020 periods.
Net Interest Income. Total net interest income increased $21.1 million to $90.9 million for the quarter ended June 30, 2021, from $69.8 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, total net interest income increased $39.1 million to $180.9 million, from $141.8 million for the same period in 2020. Interest income for the quarter ended June 30, 2021 increased $19.0 million to $100.5 million, from $81.5 million for the same period in 2020. For the six months ended June 30, 2021, interest income increased $31.4 million to $201.1 million, from $169.7 million for the six months ended June 30, 2020. Interest expense decreased $2.1 million to $9.6 million for the quarter ended June 30, 2021, from $11.7 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, interest expense decreased $7.7 million to $20.2 million, from $27.9 million for the six months ended June 30, 2020. The increase in net interest income for both comparative periods was largely attributable to growth in average earning assets resulting from the net assets acquired from SB One and PPP loan originations. Both periods were also aided by favorable liability repricing and the inflow of lower-costing core deposits, as well as an increase in the accelerated recognition of fees related to the forgiveness of PPP loans in 2021. For the three and six months ended June 30, 2021, the accelerated accretion of fees related to the forgiveness of PPP loans totaled $2.9 million and $6.9 million recognized in interest income, compared to $1.1 million for the three and six months ended June 30, 2020, respectively.
The net interest margin increased five basis points to 2.99% for the quarter ended June 30, 2021, compared to 2.94% for the quarter ended June 30, 2020. The weighted average yield on interest-earning assets decreased 13 basis points to 3.31% for the quarter ended June 30, 2021, compared to 3.44% for the quarter ended June 30, 2020, while the weighted average cost of interest bearing liabilities decreased 24 basis points for the quarter ended June 30, 2021 to 0.44%, compared to the second quarter of 2020. The average cost of interest bearing deposits for the quarter ended June 30, 2021 was 0.34%, compared to 0.54% for the same period last year. Average non-interest bearing demand deposits totaled $2.48 billion for the quarter ended June 30, 2021, compared to $1.85 billion for the quarter ended June 30, 2020. The average cost of all deposits, including non-interest bearing deposits, was 0.26% for the quarter ended June 30, 2021, compared with 0.41% for the quarter ended June 30, 2020. The average cost of borrowed funds for the quarter ended June 30, 2021 was 1.18%, compared to 1.31% for the same period last year.
For the six months ended June 30, 2021, the net interest margin decreased four basis points to 3.02%, compared to 3.06% for the six months ended June 30, 2020. The weighted average yield on interest earning assets declined 31 basis points to 3.36% for the six months ended June 30, 2021, compared to 3.67% for the six months ended June 30, 2020, while the weighted average cost of interest bearing liabilities decreased 35 basis points to 0.46% for the six months ended June 30, 2021, compared to 0.81% for the same period last year. The average cost of interest bearing deposits decreased 30 basis points to 0.36% for the six months ended June 30, 2021, compared to 0.66% for the same period last year. Average non-interest bearing demand deposits totaled $2.43 billion for the six months ended June 30, 2021, compared with $1.67 billion for the six months ended June 30, 2020. The average cost of all deposits, including non-interest bearing deposits, was 0.28% for the six months ended June 30, 2021, compared with 0.51% for the six months ended June 30, 2020. The average cost of borrowings for the six months ended June 30, 2021 was 1.15%, compared to 1.55% for the same period last year.
Interest income on loans secured by real estate increased $13.6 million to $62.9 million for the three months ended June 30, 2021, from $49.3 million for the three months ended June 30, 2020. Commercial loan interest income increased $6.2 million to $25.2 million for the three months ended June 30, 2021, from $18.9 million for the three months ended June 30, 2020. Consumer loan interest income decreased $135,000 to $3.4 million for the three months ended June 30, 2021, from $3.5 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the average balance of total loans increased $2.00 billion to $9.59 billion, compared to the same period in 2020, largely due to total loans acquired from SB One. The average yield on total loans for the three months ended June 30, 2021, increased three basis points to 3.79%, from 3.76% for the same period in 2020.
Interest income on loans secured by real estate increased $21.2 million to $124.9 million for the six months ended June 30, 2021, from $103.7 million for the six months ended June 30, 2020. Commercial loan interest income increased $13.7 million to $51.3 million for the six months ended June 30, 2021, from $37.6 million for the six months ended June 30, 2020. Consumer loan interest income decreased $815,000 to $6.9 million for the six months ended June 30, 2021, from $7.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the average balance of total loans increased $2.23 billion to $9.66 billion, from $7.42 billion for the same period in 2020, primarily due to total loans acquired from SB One, and organic growth, including PPP loans. The average yield on total loans for the six months ended June 30, 2021, decreased 20 basis points to 3.79%, from 3.99% for the same period in 2020.
Interest income on held to maturity debt securities decreased $185,000 to $2.7 million for the quarter ended June 30, 2021, compared to the same period last year. Average held to maturity debt securities decreased $6.2 million to $438.1 million for the quarter ended June 30, 2021, from $444.3 million for the same period last year. Interest income on held to maturity debt securities decreased $341,000 to $5.5 million for the six months ended June 30, 2021, compared to the same period in 2020. Average held to maturity debt securities decreased $2.5 million to $444.2 million for the six months ended June 30, 2021, from $446.7 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock decreased $557,000 to $5.7 million for the quarter ended June 30, 2021, from $6.3 million for the quarter ended June 30, 2020. The average balance of available for sale debt securities and FHLBNY stock increased $415.1 million to $1.45 billion for the three months ended June 30, 2021, compared to the same period in 2020. Interest income on available for sale debt securities and FHLBNY stock decreased $2.0 million to

$11.3 million for the six months ended June 30, 2021, from $13.3 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $271.0 million to $1.32 billion for the six months ended June 30, 2021.
The average yield on total securities decreased to 1.46% for the three months ended June 30, 2021, compared with 2.21% for the same period in 2020. For the six months ended June 30, 2021, the average yield on total securities decreased to 1.57%, compared with 2.42% for the same period in 2020.
Interest expense on deposit accounts decreased $859,000 to $6.8 million for the quarter ended June 30, 2021, compared with $7.6 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, interest expense on deposit accounts decreased $4.4 million to $14.2 million, from $18.6 million for the same period last year. The average cost of interest bearing deposits decreased to 0.34% for the second quarter of 2021 and 0.36% for the six months ended June 30, 2021, from 0.54% and 0.66% for the three and six months ended June 30, 2020, respectively. The average balance of interest bearing core deposits for the quarter ended June 30, 2021 increased $2.00 billion to $7.08 billion. For the six months ended June 30, 2021, average interest bearing core deposits increased $1.90 billion, to $6.88 billion, from $4.98 billion for the same period in 2020. The increase in average core deposits for both the three and six months ended June 30, 2021 was largely due to deposits acquired from SB One, combined with organic growth, activity associated with PPP loans and government stimulus. Average time deposit account balances increased $291.8 million, to $897.6 million for the quarter ended June 30, 2021, from $605.8 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, average time deposit account balances increased $281.4 million, to $969.9 million, from $688.5 million for the same period in 2020.
Interest expense on borrowed funds decreased $1.5 million to $2.6 million for the quarter ended June 30, 2021, from $4.1 million for the quarter ended June 30, 2020. For the six months ended June 30, 2021, interest expense on borrowed funds decreased $3.9 million to $5.4 million, from $9.3 million for the six months ended June 30, 2020. The average cost of borrowings decreased to 1.18% for the three months ended June 30, 2021, from 1.31% for the three months ended June 30, 2020. The average cost of borrowings decreased to 1.15% for the six months ended June 30, 2021, from 1.55% for the same period last year. Average borrowings decreased $380.7 million to $869.0 million for the quarter ended June 30, 2021, from $1.25 billion for the quarter ended June 30, 2020. For the six months ended June 30, 2021, average borrowings decreased $262.0 million to $941.7 million, compared to $1.20 billion for the six months ended June 30, 2020.
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
The Company recorded negative provisions for credit losses of $10.7 million and $25.7 million for the three and six months ended June 30, 2021, respectively, compared with provisions of $10.9 million and $25.6 million for the three and six months ended June 30, 2020, respectively. The negative provision for credit losses for the three and six months ended June 30, 2021 was primarily the result of an improved economic forecast and the resultant favorable impact on expected credit losses, compared with a provision for credit losses for the prior year, which was based upon a weak economic forecast and a more uncertain outlook attributable to COVID-19. In addition, the significant recoveries realized in the second quarter of 2021 related to a previously charged-off loan further contributed to the negative provision for credit losses in the current period. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of COVID-19 and recovery continues to unfold.
Non-Interest Income. Non-interest income totaled $21.2 million for the quarter ended June 30, 2021, an increase of $6.8 million, compared to the same period in 2020. Fee income increased $3.6 million to $8.5 million for the three months ended June 30, 2021, compared to the same period in 2020, largely due to a $1.4 million increase in commercial loan prepayment fees, a $418,000 increase in deposit related fees, an $832,000 increase in debit card revenue and a $450,000 increase in non-deposit investment fee income. The increases in fee income are partially attributable to the addition of the SB One customer base, as well as a recovering economy compared to the initial severely negative impact COVID-19 had on consumer and business activity in the prior year. Insurance agency income, a new revenue opportunity for the Company resulting from the SB One acquisition, totaled $2.8 million for the three months ended June 30, 2021. Wealth management income increased $1.9 million to $7.9 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to solid new business generation and increased market value of assets under management as a result of strong equity market performance, and an increase in the level of managed mutual funds. Partially offsetting these increases in non-interest income, other income decreased $1.1 million to $424,000 for the three months ended June 30, 2021, compared to the quarter ended June 30, 2020, primarily due to a $989,000 decrease in net fees on loan-level interest rate swap transactions. Additionally, income from Bank-owned life insurance ("BOLI") decreased $336,000 to $1.5 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in benefit claims and lower equity valuations, partially offset by additional income related to the BOLI assets acquired from SB One.
For the six months ended June 30, 2021, non-interest income totaled $42.8 million, an increase of $11.4 million, compared to the same period in 2020. Insurance agency income for the six months ended June 30, 2021, totaled $5.6 million. Fee income increased $4.2 million, primarily due to a $1.6 million increase in commercial loan prepayment fees, a $1.3 million increase in deposit fees and debit card revenue, a $629,000 increase in late charges and other loan related fee income and a $346,000 increase in non-deposit investment fee income The increases in fee income are partially attributable to the addition of the SB One customer base, as well as a recovering economy compared to the initial severely negative effects that COVID-19 had on consumer and business activities in the prior year. Wealth management income increased $2.8 million to $15.0 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in the market value of assets under management as a result of strong equity market performance and solid new business results, and an increase in the level of managed mutual funds. Also, BOLI income increased $1.4 million to $4.1 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in benefit claims, additional income related to the BOLI assets acquired from SB One and higher equity valuations. Partially offsetting these increases, other income decreased $2.7 million to $2.2 million for the six months ended June 30, 2021, compared to $5.0 million for the same period in 2020, mainly due to a $2.9 million decrease in net fees on loan-level interest rate swap transactions.
Non-Interest Expense. For the three months ended June 30, 2021, non-interest expense totaled $62.7 million, an increase of $7.4 million, compared to the three months ended June 30, 2020. Compensation and benefits expense increased $5.7 million to $34.9 million for the three months ended June 30, 2021, compared to $29.2 million for the same period in 2020. The increase was principally due to increases in salary expense, the accrual for incentive compensation and employee medical benefits each associated with the addition of former SB One employees, as well as increases in mortgage commission expense and stock-based compensation. Net occupancy expenses increased $1.7 million to $7.9 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to increases in rent, depreciation, utilities and maintenance expenses, which were principally related to the facilities acquired from SB One. Other operating expenses increased $1.5 million to $9.0 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a market valuation adjustment on foreclosed real estate, combined with increases in business development and debit card maintenance expenses, partially offset by non-recurring merger related expenses incurred in the prior year quarter. FDIC insurance increased $802,000 due to an increase in the insurance assessment rate and an increase in total assets subject to assessment, including assets acquired from SB One. Data processing expense increased $426,000 to $5.4 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily due to increases in software subscription service expense and software maintenance expense. Also, the amortization of intangibles increased $207,000 for the three months ended June 30, 2021, compared with the same period in 2020, was mainly due to increases in the amortization of the customer relationship and core-deposit intangibles associated with the acquisition of SB One. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $3.2 million to $2.1 million for the three months ended June 30, 2020, compared to same period in 2020. The decrease was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the pipeline of loans that have been approved and awaiting closing.
Non-interest expense totaled $124.6 million for the six months ended June 30, 2021, an increase of $15.2 million, compared to $109.4 million for the six months ended June 30, 2020. Compensation and benefits expense increased $9.8 million to $70.2 million for the six months ended June 30, 2021, compared to $60.4 million for the six months ended June 30, 2020, primarily due to increases in salary expense, the accrual for incentive compensation and employee medical benefits each associated with the addition of former SB One employees, as well as company-wide annual merit increases, partially offset by a decrease in severance expense, as well as increases in mortgage commissions and stock-based compensation. Net occupancy expense increased $4.8 million to $17.2 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to increases in rent, depreciation, utilities and maintenance expenses related to the facilities acquired from SB One, along with an increase in snow removal costs incurred earlier in the year. FDIC insurance increased $2.6 million for the six months ended June 30, 2021, primarily due to an increase in the insurance assessment rate and an increase in total assets subject to assessment, including assets acquired from SB One, along with the receipt of the small bank assessment credit in the prior year that was not available in 2021. Other operating expenses increased $2.5 million to $19.1 million for the six months ended June 30, 2021, compared to the same period in 2020. The increase in other operating expense was largely due to a valuation adjustment on foreclosed assets and increases in debit card maintenance expense and insurance expense, as a result of the addition of SB One, partially offset by non-recurring merger related expenses incurred in the prior year. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $5.1 million to $1.2 million for the six months ended June 30, 2021. The decrease was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the pipeline of loans that have been approved and are awaiting closing.
Income Tax Expense. For the three months ended June 30, 2021, the Company’s income tax expense was $15.3 million with an effective tax rate of 25.4%, compared with income tax expense of $3.7 million with an effective tax rate of 20.6% for the three months ended June 30, 2020. The increases in tax expense and the effective tax rate for the three months ended June 30, 2021, compared with the same period last year were largely the result of an increase in the proportion of income derived from taxable sources.
For the six months ended June 30, 2021, the Company's income tax expense was $31.5 million with an effective tax rate of 25.2%, compared with $9.0 million with an effective tax rate of 23.5% for the six months ended June 30, 2020. The increases in tax expense and the effective tax rate for the six months ended June 30, 2021, compared with the same period last year were largely the result of an increase in the proportion of income derived from taxable sources.

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

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2021 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$335,030	$(12,850)	(3.7)%
Static	347,880	—	—
+100	349,724	1,844	0.5
+200	352,046	4,166	1.2
+300	354,359	6,479	1.9
The preceding table indicates that, as of June 30, 2021, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 1.9%, or $6.5 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.7%, or $12.9 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2021 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,422,066	$(230,438)	(13.9)%	10.4%	(15.9)%
Flat	1,652,504	—	—	12.4	—
+100	1,699,077	46,573	2.8	13.0	5.1
+200	1,728,297	75,793	4.6	13.5	9.4
+300	1,751,038	98,534	6.0	14.0	13.3
The preceding table indicates that as of June 30, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 6.0%, or $98.5 million. If rates were to decrease 100 basis points, the present value of equity would decrease 13.9%, or $230.4 million.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2021 through April 30, 2021	—	$—	—	4,071,549
May 1, 2021 through May 31, 2021	1,568	25.28	1,568	4,069,981
June 1, 2021 through June 30, 2021	286	23.78	286	4,069,695
Total	1,854	25.05	1,854
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2021	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2021	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer