Form 10-Q
period 2021-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2021-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2021 there were 83,209,012 shares issued and 77,374,681 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 142,513 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2021 (Unaudited) and December 31, 2020
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$296,495	$404,355
Short-term investments	208,794	127,998
Total cash and cash equivalents	505,289	532,353
Available for sale debt securities, at fair value	1,918,473	1,105,489
Held to maturity debt securities, net (fair value of $441,888 at September 30, 2021 (unaudited) and $472,529 at December 31, 2020)	427,039	450,965
Equity securities, at fair value	1,267	971
Federal Home Loan Bank stock	34,044	59,489
Loans	9,554,600	9,822,890
Less allowance for credit losses	80,033	101,466
Net loans	9,474,567	9,721,424
Foreclosed assets, net	1,619	4,475
Banking premises and equipment, net	78,329	75,946
Accrued interest receivable	40,866	46,450
Intangible assets	465,061	466,212
Bank-owned life insurance	237,042	234,607
Other assets	208,347	221,360
Total assets	$13,391,943	$12,919,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,627,487	$7,395,508
Savings deposits	1,428,630	1,348,147
Certificates of deposit of $100,000 or more	345,742	717,216
Other time deposits	434,762	376,958
Total deposits	10,836,621	9,837,829
Mortgage escrow deposits	37,564	34,298
Borrowed funds	617,375	1,175,972
Subordinated debentures	25,249	25,135
Other liabilities	195,710	226,710
Total liabilities	11,712,519	11,299,944
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 77,226,485 shares outstanding at September 30, 2021 and 77,611,107 outstanding at December 31, 2020	832	832
Additional paid-in capital	967,203	962,453
Retained earnings	794,713	718,090
Accumulated other comprehensive income	7,757	17,655
Treasury stock	(73,172)	(59,018)
Unallocated common stock held by the Employee Stock Ownership Plan	(17,909)	(20,215)
Common stock acquired by the Directors' Deferred Fee Plan ("DDFP")	(4,124)	(4,549)
Deferred Compensation - Directors' Deferred Fee Plan	4,124	4,549
Total stockholders’ equity	1,679,424	1,619,797
Total liabilities and stockholders’ equity	$13,391,943	$12,919,741
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income:
Real estate secured loans	$62,470	$58,897	$187,363	$162,635
Commercial loans	24,454	20,622	75,770	58,238
Consumer loans	3,345	4,305	10,249	12,024
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	5,877	6,321	17,211	19,669
Held to maturity debt securities	2,638	2,836	8,122	8,661
Deposits, Federal funds sold and other short-term investments	810	472	1,954	1,932
Total interest income	99,594	93,453	300,669	263,159
Interest expense:
Deposits	6,295	7,400	20,495	26,000
Borrowed funds	1,768	3,862	7,130	13,120
Subordinated debt	303	206	912	206
Total interest expense	8,366	11,468	28,537	39,326
Net interest income	91,228	81,985	272,132	223,833
Provision for credit losses	969	6,400	(24,736)	32,017
Net interest income after provision for credit losses	90,259	75,585	296,868	191,816
Non-interest income:
Fees	6,963	5,736	22,623	17,179
Wealth management income	7,921	6,847	22,914	19,075
Insurance agency income	2,433	1,711	8,009	1,711
Bank-owned life insurance	1,880	1,644	5,970	4,290
Net gains on securities transactions	27	—	257	55
Other income	4,138	4,688	6,383	9,672
Total non-interest income	23,362	20,626	66,156	51,982
Non-interest expense:
Compensation and employee benefits	37,554	35,700	107,737	96,095
Net occupancy expense	7,950	6,993	25,158	19,362
Data processing expense	4,827	5,026	14,629	14,439
FDIC insurance	1,575	1,185	4,915	1,953
Amortization of intangibles	883	918	2,773	2,373
Advertising and promotion expense	783	773	2,586	2,774
Credit loss expense for off-balance sheet credit exposures	980	(575)	2,155	5,714
Other operating expenses	8,888	9,763	28,036	26,447
Total non-interest expense	63,440	59,783	187,989	169,157
Income before income tax expense	50,181	36,428	175,035	74,641
Income tax expense	12,913	9,285	44,417	18,257
Net income	$37,268	$27,143	$130,618	$56,384
Basic earnings per share	$0.49	$0.37	$1.71	$0.84
Weighted average basic shares outstanding	76,604,653	72,519,123	76,588,549	67,093,442
Diluted earnings per share	$0.49	$0.37	$1.70	$0.84
Weighted average diluted shares outstanding	76,685,206	72,604,298	76,673,563	67,173,876

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$37,268	$27,143	$130,618	$56,384
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(7,990)	(428)	(14,569)	15,388
Reclassification adjustment for gains included in net income	—	—	(171)	—
Total	(7,990)	(428)	(14,740)	15,388
Unrealized gains (losses) on derivatives	1,768	880	5,165	(6,117)
Amortization related to post-retirement obligations	(103)	85	(323)	239
Total other comprehensive (loss) income	(6,325)	537	(9,898)	9,510
Total comprehensive income	$30,943	$27,680	$120,720	$65,894

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2020	$832	$1,009,978	$685,509	$12,794	$(275,359)	$(23,347)	$(3,498)	$3,498	$1,410,407
Net income	—	—	27,143	—	—	—	—	—	27,143
Other comprehensive income, net of tax	—	—	—	537	—	—	—	—	537
Cash dividends paid	—	—	(18,412)	—	—	—	—	—	(18,412)
Acquisition of supplemental director retirement plan	—	—	—	—	—	—	(1,336)	1,336	—
Distributions from DDFP	—	16	—	—	—	—	168	(168)	16
Purchases of treasury stock	—	—	—	—	(961)	—	—	—	(961)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(13)	—	—	—	(13)
Allocation of ESOP shares	—	(163)	—	—	—	768	—	—	605
Allocation of Stock Award Plan ("SAP") shares	—	1,371	—	—	—	—	—	—	1,371
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Allocation of stock options	—	48	—	—	—	—	—	—	48
Balance at September 30, 2020	$832	$960,863	$694,240	$13,331	$(45,118)	$(22,579)	$(4,666)	$4,666	$1,601,569

For the nine months ended September 30, 2020	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	56,384	—	—	—	—	—	56,384
Other comprehensive income, net of tax	—	—	—	9,510	—	—	—	—	9,510
Cash dividends paid	—	—	(49,106)	—	—	—	—	—	(49,106)
Effect of adopting Accounting Standards Update No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Acquisition of supplemental director retirement plan	—	—	—	—	—	—	(1,336)	1,336	—
Distributions from DDFP	—	68	—	—	—	—	503	(503)	68
Purchases of treasury stock	—	—	—	—	(7,256)	—	—	—	(7,256)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(974)	—	—	—	(974)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(179)	—	—	—	2,306	—	—	2,127
Allocation of SAP shares	—	3,866	—	—	—	—	—	—	3,866
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Allocation of stock options	—	142	—	—	—	—	—	—	142
Balance at September 30, 2020	$832	$960,863	$694,240	$13,331	$(45,118)	$(22,579)	$(4,666)	$4,666	$1,601,569

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2021	832	965,470	775,235	14,082	(59,307)	(18,678)	(4,213)	4,213	1,677,634
Net income	—	—	37,268	—	—	—	—	—	37,268
Other comprehensive loss, net of tax	—	—	—	(6,325)	—	—	—	—	(6,325)
Cash dividends paid	—	—	(17,790)	—	—	—	—	—	(17,790)
Distributions from DDFP	—	38	—	—	—	—	89	(89)	38
Purchases of treasury stock	—	—	—	—	(13,865)	—	—	—	(13,865)
Allocation of ESOP shares	—	225	—	—	—	769	—	—	994
Allocation of SAP shares	—	1,421	—	—	—	—	—	—	1,421
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at September 30, 2021	$832	$967,203	$794,713	$7,757	$(73,172)	$(17,909)	$(4,124)	$4,124	$1,679,424

For the nine months ended September 30, 2021	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	130,618	—	—	—	—	—	130,618
Other comprehensive loss, net of tax	—	—	—	(9,898)	—	—	—	—	(9,898)
Cash dividends paid	—	—	(53,995)	—	—	—	—	—	(53,995)
Distributions from DDFP	—	107	—	—	—	—	425	(425)	107
Purchases of treasury stock	—	—	—	—	(13,913)	—	—	—	(13,913)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Stock option exercises	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	687	—	—	—	2,306	—	—	2,993
Allocation of SAP shares	—	3,887	—	—	—	—	—	—	3,887
Allocation of stock options	—	151	—	—	—	—	—	—	151
Balance at September 30, 2021	$832	$967,203	$794,713	$7,757	$(73,172)	$(17,909)	$(4,124)	$4,124	$1,679,424

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2021 and 2020 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$130,618	$56,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,531	7,799
Provision (benefit) charge for credit losses on loans and securities	(24,736)	32,017
Credit loss expense for off-balance sheet credit exposure	2,155	5,714
Deferred tax expense (benefit)	5,323	(7,531)
Amortization of operating lease right-of-use assets	7,559	6,565
Income on Bank-owned life insurance	(5,970)	(4,290)
Net amortization of premiums and discounts on securities	11,032	6,881
Accretion of net deferred loan fees	(5,019)	(6,079)
Amortization of premiums on purchased loans, net	536	779
Net increase in loans originated for sale	(25,016)	(13,559)
Proceeds from sales of loans originated for sale	26,056	14,347
Proceeds from sales and paydowns of foreclosed assets	1,368	3,491
ESOP expense	2,993	2,127
Allocation of stock award shares	3,887	3,866
Allocation of stock options	151	142
Net gain on sale of loans	(1,040)	(788)
Net gain on securities transactions	(257)	(55)
Net gain on sale of premises and equipment	(35)	(806)
Net gain on sale of foreclosed assets	(528)	(859)
Decrease in accrued interest receivable	5,584	5,989
Decrease (increase) in other assets	10,596	(145,561)
(Decrease) increase in other liabilities	(31,000)	78,047
Net cash provided by operating activities	123,788	44,620
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	44,054	49,422
Purchases of held to maturity debt securities	(21,417)	(31,686)
Proceeds from sales of securities	9,442	13,905
Proceeds from maturities and paydowns of available for sale debt securities	288,699	247,660
Purchases of available for sale debt securities	(1,140,182)	(137,879)
Proceeds from redemption of Federal Home Loan Bank stock	29,197	88,909
Purchases of Federal Home Loan Bank stock	(3,752)	(90,370)
Cash received, net of cash consideration paid for acquisition	—	78,089
BOLI claim benefits received	3,851	6,527
Purchases of loans	(2,060)	—
Net decrease (increase) in loans	274,399	(668,612)
Proceeds from sales of premises and equipment	35	806
Purchases of premises and equipment	(8,348)	(6,977)
Net cash used in investing activities	(526,082)	(450,206)
Cash flows from financing activities:
Net increase in deposits	998,792	698,854

	Nine months ended September 30,
	2021	2020
Increase in mortgage escrow deposits	3,266	706
Cash dividends paid to stockholders	(53,995)	(49,106)
Shares issued dividend reinvestment plan	—	451
Purchase of treasury stock	(13,913)	(7,256)
Purchase of employee restricted shares to fund statutory tax withholding	(961)	(974)
Stock options exercised	638	—
Proceeds from long-term borrowings	727,985	1,810,999
Payments on long-term borrowings	(1,275,440)	(1,649,915)
Net decrease in short-term borrowings	(11,142)	(74,783)
Net cash provided by financing activities	375,230	728,976
Net (decrease) increase in cash and cash equivalents	(27,064)	323,390
Cash and cash equivalents at beginning of period	532,353	186,748
Cash and cash equivalents at end of period	$505,289	$510,138
Cash paid during the period for:
Interest on deposits and borrowings	$28,266	$37,506
Income taxes	$41,165	$22,534
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$434	$2,516
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$—	255,242
Loans, net	—	1,752,529
Bank-owned life insurance	—	37,237
Goodwill and other intangible assets	1,422	$32,404
Bank premises and equipment	—	16,620
Other assets	(1,422)	19,786
Total non-cash assets acquired at fair value	$—	$2,113,818

Liabilities assumed
Deposits	$—	$1,757,777
Borrowings and subordinated debt	—	226,656
Other Liabilities	—	26,648
Total liabilities assumed	$—	$2,011,081

Common stock issued for acquisitions	$—	$180,828
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for all of 2021.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2021			2020
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$37,268			$27,143
Basic earnings per share:
Income available to common stockholders	$37,268	76,604,653	$0.49	$27,143	72,519,123	$0.37
Dilutive shares		80,553			85,175
Diluted earnings per share:
Income available to common stockholders	$37,268	76,685,206	$0.49	$27,143	72,604,298	$0.37

	Nine months ended September 30,
	2021			2020
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$130,618			$56,384
Basic earnings per share:
Income available to common stockholders	$130,618	76,588,549	$1.71	$56,384	67,093,442	$0.84
Dilutive shares		85,014			80,434
Diluted earnings per share:
Income available to common stockholders	$130,618	76,673,563	$1.70	$56,384	67,173,876	$0.84
Anti-dilutive stock options and awards at September 30, 2021 and 2020, totaling 830,628 shares and 1.1 million shares, respectively, were excluded from the earnings per share calculations.
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
Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses on loans will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2021, the improved economic outlook and the resulting lower allowance requirements led to reductions to the provisions for credit losses and off-balance sheet credit exposures. See Note 4 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of July 1, 2021. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.

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

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill and initially totaled $22.4 million. The calculation of goodwill was subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. (see Goodwill section for further details).
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
Goodwill
As noted above, the acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill, and initially totaled $22.4 million. The calculation of goodwill was subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available.
The Company updated certain estimates used in the purchase price allocation, primarily with respect to the marginal tax rate of deferred tax assets (“DTA”). As a result, the fair value of the net assets acquired decreased by $1.4 million. The impact of these measurement period adjustments increased goodwill to $23.9 million. The Company has finalized the purchase price allocation and these measurement period adjustments are recorded as current period adjustments in accordance with ASU 2015-16. Goodwill is not deductible for tax purposes and will be evaluated annually for impairment.
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

Note 3. Investment Securities
At September 30, 2021, the Company had $1.92 billion and $427.0 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at September 30, 2021 totaled 160, compared with 49 at December 31, 2020. The increase in the number of securities in an unrealized loss position at September 30, 2021 was due to higher current market interest rates compared to rates at December 31, 2020.
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
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at September 30, 2021 and the Company had two securities rated BBB by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$99,463	184	(125)	99,522
Mortgage-backed securities	1,653,880	20,628	(11,447)	1,663,061
Asset-backed securities	45,989	1,891	—	47,880
State and municipal obligations	68,950	681	(147)	69,484
Corporate obligations	38,131	531	(136)	38,526
	$1,906,413	23,915	(11,855)	1,918,473

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Agency obligations	$1,001	8	—	1,009
Mortgage-backed securities	910,393	28,872	(852)	938,413
Asset-backed securities	52,295	1,535	—	53,830
State and municipal obligations	69,687	1,666	(95)	71,258
Corporate obligations	40,194	809	(24)	40,979
	$1,073,570	32,890	(971)	1,105,489
The amortized cost and fair value of available for sale debt securities at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	56,536	56,576
Due after five years through ten years	84,512	84,999
Due after ten years	65,496	65,957
	$206,544	207,532
Investments which pay principal on a periodic basis totaling $1.70 billion at amortized cost and $1.71 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended September 30, 2021, no securities were sold or called from the available for sale debt securities portfolio. For the nine months ended September 30, 2021, proceeds from sales on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no loss recognized. For the three and nine months ended September 30, 2020, proceeds from calls on securities in the available for sale debt securities portfolio totaled $13.9 million, with no gain or loss recognized.

The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$49,596	(125)	—	—	49,596	(125)
Mortgage-backed securities	940,975	(11,447)	33	—	941,008	(11,447)
State and municipal obligations	24,846	(147)	—	—	24,846	(147)
Corporate obligations	6,710	(136)	—	—	6,710	(136)
	$1,022,127	(11,855)	33	—	1,022,160	(11,855)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$127,600	(824)	8,007	(28)	135,607	(852)
State and municipal obligations	5,275	(95)	—	—	5,275	(95)
Corporate obligations	—	—	2,000	(24)	2,000	(24)
	$132,875	(919)	10,007	(52)	142,882	(971)
The number of available for sale debt securities in an unrealized loss position at September 30, 2021 totaled 99, compared with 42 at December 31, 2020. The increase in the number of securities in an unrealized loss position at September 30, 2021 was due to higher current market interest rates compared to rates at December 31, 2020. At September 30, 2021, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $17,277 and an unrealized loss of $450. This private-label mortgage-backed security was investment grade at September 30, 2021.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(54)	9,942
Mortgage-backed securities	29	1	—	30
State and municipal obligations	407,424	15,485	(589)	422,320
Corporate obligations	9,632	34	(70)	9,596
	$427,081	15,520	(713)	441,888
At September 30, 2021, the allowance for credit losses on held to maturity debt securities totaled $42,000.

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,600	6	(5)	7,601
Mortgage-backed securities	62	2	—	64
State and municipal obligations	433,655	21,442	(58)	455,039
Corporate obligations	9,726	101	(2)	9,825
	$451,043	21,551	(65)	472,529

At December 31, 2020, the allowance for credit losses on held to maturity debt securities totaled $78,000.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $21.1 million and $34.0 million, respectively. As to these calls on securities, for the three and nine months ended September 30, 2021, there were gross gains of $26,505 and no gross losses. For the three and nine months ended September 30, 2020, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $13.7 million and $39.5 million, respectively. As to these calls on securities, for the three months ended September 30, 2020, there were no gross gains and no gross losses. For the nine months ended September 30, 2020, there were gross gains of 55,000 and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2021 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2021
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	160,344	163,784
Due after five years through ten years	201,125	211,120
Due after ten years	65,583	66,954
	$427,052	441,858
Mortgage-backed securities totaling $29,000 at amortized cost and $30,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $42,000 is excluded from the table above.
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
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,942	(54)	—	—	9,942	(54)
State and municipal obligations	31,291	(519)	2,077	(70)	33,368	(589)
Corporate obligations	7,221	(70)	—	—	7,221	(70)
	$48,454	(643)	2,077	(70)	50,531	(713)

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,995	(5)	—	—	1,995	(5)
State and municipal obligations	4,846	(41)	406	(17)	5,252	(58)
Corporate obligations	786	(2)	—	—	786	(2)
	$7,627	(48)	406	(17)	8,033	(65)
The number of held to maturity debt securities in an unrealized loss position at September 30, 2021 totaled 61, compared with 7 at December 31, 2020. The increase in the number of securities in an unrealized loss position at September 30, 2021, was due to higher current market interest rates compared to rates at December 31, 2020.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of September 30, 2021 (in thousands):

	September 30, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	29	—	—	—	—	29
State and municipal obligations	48,348	309,708	48,057	655	656	407,424
Corporate obligations	—	2,621	6,986	—	25	9,632
	$58,373	312,329	55,043	655	681	427,081

	December 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,600	—	—	—	—	7,600
Mortgage-backed securities	62	—	—	—	—	62
State and municipal obligations	57,830	311,155	53,302	1,115	10,253	433,655
Corporate obligations	—	3,255	6,446	—	25	9,726
	$65,492	314,410	59,748	1,115	10,278	451,043

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At September 30, 2021, the held to maturity debt securities portfolio was comprised of 14% rated AAA, 73% rated AA, 13% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
At September 30, 2021, the allowance for credit losses on held to maturity debt securities was $42,000, a decrease from $78,000 at December 31, 2020.

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
Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Mortgage loans:
Residential	$1,230,018	1,294,702
Commercial	3,704,684	3,458,666
Multi-family	1,379,773	1,484,515
Construction	685,792	541,939
Total mortgage loans	7,000,267	6,779,822
Commercial loans	2,234,020	2,567,470
Consumer loans	333,741	492,566
Total gross loans	9,568,028	9,839,858
Premiums on purchased loans	1,313	1,566
Unearned discounts	(6)	(12)
Net deferred fees	(14,735)	(18,522)
Total loans	$9,554,600	9,822,890
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
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	September 30, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$4,667	2,177	7,263	—	14,107	1,215,911	1,230,018	7,263
Commercial	843	—	32,619	—	33,462	3,671,222	3,704,684	22,617
Multi-family	250	—	439	—	689	1,379,084	1,379,773	439
Construction	—	—	2,967	—	2,967	682,825	685,792	2,967
Total mortgage loans	5,760	2,177	43,288	—	51,225	6,949,042	7,000,267	33,286
Commercial loans	1,668	1,028	21,434	—	24,130	2,209,890	2,234,020	15,159
Consumer loans	2,129	—	1,479	—	3,608	330,133	333,741	1,479
Total gross loans	$9,557	3,205	66,201	—	78,963	9,489,065	9,568,028	49,924

	December 31, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$15,789	8,852	9,315	—	33,956	1,260,746	1,294,702	9,315
Commercial	761	113	31,982	—	32,856	3,425,810	3,458,666	20,482
Multi-family	206	585	—	—	791	1,483,724	1,484,515	—
Construction	—	—	1,392	—	1,392	540,547	541,939	1,392
Total mortgage loans	16,756	9,550	42,689	—	68,995	6,710,827	6,779,822	31,189
Commercial loans	1,658	1,179	42,118	—	44,955	2,522,515	2,567,470	15,541
Consumer loans	4,348	4,519	2,283	—	11,150	481,416	492,566	2,283
Total gross loans	$22,762	15,248	87,090	—	125,100	9,714,758	9,839,858	49,013

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $66.2 million and $87.1 million at September 30, 2021 and December 31, 2020, respectively. Included in non-accrual loans were $28.5 million and $35.3 million of loans which were less than 90 days past due at September 30, 2021 and December 31, 2020, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2021 and December 31, 2020.

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
At September 30, 2021, there were 159 impaired loans totaling $68.0 million. Included in this total were 111 TDRs related to 107 borrowers totaling $21.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2021. At December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020.
At September 30, 2021 and December 31, 2020, the Company had $31.7 million and $26.3 million related to the fair value of underlying collateral-dependent impaired loans, respectively. These collateral-dependent impaired loans at September 30, 2021 consisted of $30.1 million in commercial loans, $1.6 million in residential real estate loans, and $75,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2021
Balance at beginning of period	$55,469	21,262	4,228	80,959
Provision charge (benefit) to operations	626	963	(589)	1,000
Recoveries of loans previously charged-off	71	336	140	547
Loans charged-off	(2,110)	(263)	(100)	(2,473)
Balance at end of period	$54,056	22,298	3,679	80,033

2020
Balance at beginning of period	$54,871	25,284	6,104	86,259
Provision charge to operations	2,922	2,767	722	6,411
Initial allowance on credit loans related to PCD loans	11,984	1,582	20	13,586
Recoveries of loans previously charged-off	35	679	144	858
Loans charged-off	(22)	(727)	(51)	(800)
Balance at end of period	$69,790	29,585	6,939	106,314

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2021
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(11,760)	(10,319)	(2,621)	(24,700)
Recoveries of loans previously charged-off	538	6,654	640	7,832
Loans charged-off	(3,029)	(1,121)	(415)	(4,565)
Balance at end of period	$54,056	22,298	3,679	80,033

2020
Balance at beginning of period	$25,511	28,263	1,751	55,525
Provision charge to operations	17,987	12,672	1,352	32,011
Initial allowance on credit loans related to PCD loans	11,984	1,582	20	13,586
Recoveries of loans previously charged-off	143	1,597	370	2,110
Increase (decrease) due to initial CECL adoption - retained earnings	14,188	(9,974)	3,706	7,920
Loans charged-off	(23)	(4,555)	(260)	(4,838)
Balance at end of period	$69,790	29,585	6,939	106,314
As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three and nine months ended September 30, 2021, the Company recorded a $1.0 million provision for credit losses on loans and a $24.7 million negative provision for credit losses on loans, respectively. The reduction in provision for credit losses for three and nine months ended September 30, 2021, compared to the same period in the prior year, was primarily the result of improved asset quality, an improved economic forecast and the resultant favorable impact on expected credit losses, compared to the prior year where the provision for credit losses was based upon a weak economic forecast and a more uncertain outlook attributable to the COVID-19 pandemic.

The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credit losses for the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,414	5,536
Commercial	17,118	12,831	4,287
Multi-family	9,519	3,374	6,145
Construction	4,152	5,892	(1,740)
Total mortgage loans	39,739	25,511	14,228
Commercial loans	18,254	28,263	(10,009)
Consumer loans	5,452	1,751	3,701
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	September 30, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$50,577	16,177	1,284	68,038
Collectively evaluated for impairment	6,949,690	2,217,843	332,457	9,499,990
Total gross loans	$7,000,267	2,234,020	333,741	9,568,028

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,783	35,832	1,431	86,046
Collectively evaluated for impairment	6,731,039	2,531,638	491,135	9,753,812
Total gross loans	$6,779,822	2,567,470	492,566	9,839,858
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,574	3,604	57	5,235
Collectively evaluated for impairment	52,482	18,694	3,622	74,798
Total gross loans	$54,056	22,298	3,679	80,033

	December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$4,220	4,715	39	8,974
Collectively evaluated for impairment	64,087	22,369	6,036	92,492
Total gross loans	$68,307	27,084	6,075	101,466
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2021 and 2020, along with their balances immediately prior to the modification date and post-modification as of September 30, 2021 and 2020 (in thousands):

	For the three months ended
	September 30, 2021			September 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$375	$369	1	$91	$79
Total mortgage loans	2	375	369	1	91	79
Commercial loans	—	—	—	1	1,399	1,399
Total restructured loans	2	$375	$369	2	$1,490	$1,478

	For the nine months ended
	September 30, 2021			September 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	3	$546	$538	2	$434	$360
Total mortgage loans	3	546	538	2	434	360
Commercial loans	4	2,940	2,318	5	2,882	2,791
Total restructured loans	7	$3,486	$2,856	7	$3,316	$3,151
All TDRs are impaired loans, which are individually evaluated for impairment. During the three and nine months ended September 30, 2021, $2.1 million and $3.5 million of charge-offs were recorded on collateral-dependent impaired loans, respectively. During the three and nine months ended September 30, 2020, $612,000 and $3.8 million of charge-offs were recorded on collateral-dependent impaired loans, respectively. For the nine months ended September 30, 2021, the allowance for credit losses associated with the TDRs presented in the preceding tables totaled $56,000, and was included in the allowance for credit losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2021, the TDRs presented in the preceding tables had a weighted average modified interest rate of 3.22% and 4.35%, respectively, compared to a weighted average rate of 4.83% and 4.64% prior to modification, for the three and nine months ended September 30, 2021, respectively.
There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month periods ending September 30, 2021 and September 30, 2020. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2020, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to PCD loans on that date. Any additional loans acquired by the Company after January 1, 2020 that experience more-than-insignificant deterioration in credit quality after origination, will be classified as PCD loans.

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
At September 30, 2021, the balance of PCD loans totaled $259.3 million with a related allowance for credit losses of $12.3 million. The balance of PCD loans at December 31, 2020 was $296.6 million with a related allowance for credit losses of $13.1 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	September 30, 2021					December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,088	9,447	—	9,588	331	13,981	11,380	—	11,587	511
Commercial	26,407	20,277	—	23,012	65	17,414	17,414	—	16,026	60
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,200	2,190	—	2,148	30	—	—	—	—	—
Total	40,695	31,914	—	34,748	426	31,395	28,794	—	27,613	571
Commercial loans	9,989	7,461	—	7,760	26	15,895	14,009	—	12,791	46
Consumer loans	1,412	880	—	909	53	1,382	880	—	7	50
Total impaired loans	$52,096	40,255	—	43,417	505	48,672	43,683	—	40,411	667

Loans with an allowance recorded
Mortgage loans:
Residential	$8,113	7,781	860	7,855	198	7,950	7,506	806	7,604	307
Commercial	11,288	10,882	714	11,098	36	14,993	12,483	3,414	123	570
Multi-family	—	—	—	—	—	—	—	—	—	—
Total	19,401	18,663	1,574	18,953	234	22,943	19,989	4,220	7,727	877
Commercial loans	9,614	8,716	3,604	12,198	221	24,947	21,823	4,715	18,620	311
Consumer loans	423	404	57	411	14	565	551	39	5	20
Total impaired loans	$29,438	27,783	5,235	31,562	469	48,455	42,363	8,974	26,352	1,208

Total impaired loans
Mortgage loans:
Residential	$20,201	17,228	860	17,443	529	21,931	18,886	806	19,191	818
Commercial	37,695	31,159	714	34,110	101	32,407	29,897	3,414	16,149	630
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,200	2,190	—	2,148	30	—	—	—	—	—
Total	60,096	50,577	1,574	53,701	660	54,338	48,783	4,220	35,340	1,448
Commercial loans	19,603	16,177	3,604	19,958	247	40,842	35,832	4,715	31,411	357
Consumer loans	1,835	1,284	57	1,320	67	1,947	1,431	39	12	70
Total impaired loans	$81,534	68,038	5,235	74,979	974	97,127	86,046	8,974	66,763	1,875
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $5.2 million at September 30, 2021 and $9.0 million at December 31, 2020. At September 30, 2021 and December 31, 2020, impaired loans for which there was no related allowance for credit losses totaled $40.3 million and $43.7 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 was $75.0 million and $66.8 million, respectively.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of September 30, 2021, the Company secured 2,066 PPP loans for its customers totaling $681.9 million, which includes both the initial round and the second round of PPP. As of September 30, 2021, 1,521 PPP loans totaling $508.1 million were forgiven. The balance at September 30, 2021 for PPP loans was $173.8 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2021 and December 31, 2020 (in thousands):

	Gross Loans Held by Investment by Year of Origination at September 30, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	1,211	589	—	—	1,800
Substandard	—	—	—	280	483	10,131	—	—	10,894
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	280	1,694	10,720	—	—	12,694
Pass/Watch	199,446	246,325	121,486	70,897	77,692	501,478	—	—	1,217,324
Total residential	$199,446	246,325	121,486	71,177	79,386	512,198	—	—	1,230,018

Commercial Mortgage
Special mention	$—	1,797	30,621	28,757	23,089	42,003	1,094	—	127,361
Substandard	—	—	21	27,507	8,234	54,097	926	—	90,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,797	30,642	56,264	31,323	96,100	2,019	—	218,145
Pass/Watch	444,371	596,262	597,957	327,684	424,605	979,094	90,511	26,055	3,486,539

Total commercial mortgage	$444,371	598,059	628,599	383,948	455,928	1,075,194	92,530	26,055	3,704,684

Multi-family
Special mention	$—	—	673	—	3,072	279	—	—	4,024
Substandard	—	439	1,156	—	—	1,422	—	—	3,017
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	1,829	—	3,072	1,701	—	—	7,041
Pass/Watch	74,438	303,340	175,132	192,255	138,762	484,289	2,894	1,622	1,372,732
Total multi-family	$74,438	303,779	176,961	192,255	141,834	485,990	2,894	1,622	1,379,773

	Gross Loans Held by Investment by Year of Origination at September 30, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Construction
Special mention	$—	1,975	17,622	—	7,300	—	—	—	26,897
Substandard	—	—	—	2,967	—	—	—	—	2,967
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,975	17,622	2,967	7,300	—	—	—	29,864
Pass/Watch	114,736	156,051	252,329	124,346	2,110	418	—	5,938	655,928
Total construction	$114,736	158,026	269,951	127,313	9,410	418	—	5,938	685,792

Total Mortgage
Special mention	$—	3,772	48,916	28,757	34,672	42,871	1,094	—	160,082
Substandard	—	439	1,177	30,754	8,717	65,650	926	—	107,663
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,211	50,093	59,511	43,389	108,521	2,019	—	267,744
Pass/Watch	832,991	1,301,978	1,146,904	715,182	643,169	1,965,279	93,405	33,615	6,732,523
Total Mortgage	$832,991	1,306,189	1,196,997	774,693	686,558	2,073,800	95,424	33,615	7,000,267

Commercial
Special mention	$1,980	2,818	3,839	3,331	21,391	41,325	3,210	3,465	81,359
Substandard	—	89	7,024	5,956	16,050	67,708	20,403	2,534	119,764
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,980	2,907	10,863	9,287	37,441	109,033	23,613	5,999	201,122
Pass/Watch	397,519	228,692	182,346	170,359	147,442	514,271	350,255	42,013	2,032,897
Total commercial	$399,499	231,599	193,209	179,646	184,883	623,304	373,868	48,011	2,234,020

Consumer (1)
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	17	119	80	1,117	7	63	1,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	17	119	80	1,117	7	63	1,403
Pass/Watch	19,260	5,721	26,796	22,511	16,842	106,577	117,533	17,098	332,339
Total consumer	$19,260	5,721	26,813	22,630	16,922	107,694	117,540	17,162	333,741

Total Loans
Special mention	$1,980	6,590	52,755	32,088	56,063	84,196	4,304	3,465	241,440
Substandard	—	528	8,218	36,829	24,847	134,475	21,335	2,597	228,829
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—

	Gross Loans Held by Investment by Year of Origination at September 30, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	1,980	7,118	60,973	68,917	80,910	218,671	25,639	6,062	470,270
Pass/Watch	1,249,770	1,536,391	1,356,046	908,052	807,453	2,586,127	561,193	92,727	9,097,759
Total gross loans	$1,251,750	1,543,509	1,417,019	976,969	888,363	2,804,798	586,832	98,788	9,568,028
(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	123	2,759	—	—	2,882
Substandard	164	3,375	1,669	2,221	2,184	17,039	—	—	26,652
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	164	3,375	1,669	2,221	2,307	19,798	—	—	29,534
Pass/Watch	271,858	152,117	93,588	101,943	119,563	526,099	—	—	1,265,168
Total residential	$272,022	155,492	95,257	104,164	121,870	545,897	—	—	1,294,702

Commercial Mortgage
Special mention	$—	29,268	33,446	22,838	3,041	34,992	—	1,045	124,630
Substandard	—	1,905	3,687	21,095	10,185	61,441	—	—	98,313
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	31,173	37,133	43,933	13,226	96,433	—	1,045	222,943
Pass/Watch	596,364	600,904	395,280	432,590	302,034	809,779	68,650	30,122	3,235,723

Total commercial mortgage	$596,364	632,077	432,413	476,523	315,260	906,212	68,650	31,167	3,458,666

Multi-family
Special mention	$—	682	19,837	3,117	5,558	300	—	288	29,782
Substandard	—	—	—	—	—	1,568	—	—	1,568
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	682	19,837	3,117	5,558	1,868	—	288	31,350
Pass/Watch	291,995	180,271	187,880	169,310	131,297	486,649	3,418	2,346	1,453,165
Total multi-family	$291,995	180,953	207,717	172,427	136,855	488,517	3,418	2,633	1,484,515

Construction
Special mention	$1,991	14,508	7,877	—	—	—	—	—	24,376
Substandard	—	—	4,309	615	—	—	—	—	4,924

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,991	14,508	12,186	615	—	—	—	—	29,300
Pass/Watch	88,777	236,021	138,190	43,224	1,568	512	—	4,347	512,639
Total construction	$90,768	250,529	150,376	43,839	1,568	512	—	4,347	541,939

Total Mortgage
Special mention	$1,991	44,458	61,160	25,955	8,722	38,051	—	1,333	181,670
Substandard	164	5,280	9,665	23,931	12,369	80,048	—	—	131,457
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	2,155	49,738	70,825	49,886	21,091	118,099	—	1,333	313,127
Pass/Watch	1,248,994	1,169,313	814,938	747,067	554,462	1,823,039	72,067	36,815	6,466,695
Total Mortgage	$1,251,149	1,219,051	885,763	796,953	575,553	1,941,138	72,067	38,148	6,779,822

Commercial
Special mention	$—	6,295	6,038	27,251	9,779	81,355	22,745	3,617	157,080
Substandard	—	7,324	2,527	16,139	40,512	41,831	16,738	2,018	127,090
Doubtful	—	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	13,619	8,565	43,390	50,291	123,186	39,536	5,635	284,222
Pass/Watch	695,125	207,400	205,892	179,068	141,925	415,729	397,408	40,700	2,283,247
Total commercial	$695,125	221,019	214,457	222,458	192,216	538,915	436,944	46,335	2,567,470

Consumer (1)
Special mention	$—	3	—	70	28	299	1,304	163	1,867
Substandard	25	49	14	—	2,912	1,230	1,236	1,278	6,744
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	25	52	14	70	2,940	1,529	2,540	1,441	8,611
Pass/Watch	12,746	50,605	54,962	45,698	25,539	143,685	135,839	14,881	483,955
Total consumer	$12,771	50,657	54,976	45,768	28,479	145,214	138,378	16,323	492,566

Total Loans
Special mention	$1,991	50,756	67,198	53,276	18,529	119,705	24,049	5,113	340,617
Substandard	189	12,653	12,206	40,070	55,793	123,109	17,975	3,296	265,291
Doubtful	—	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	2,180	63,409	79,404	93,346	74,322	242,814	42,076	8,410	605,960

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	1,956,865	1,427,318	1,075,792	971,833	721,926	2,382,453	605,314	92,396	9,233,898
Total gross loans	$1,959,045	1,490,727	1,155,196	1,065,179	796,248	2,625,267	647,390	100,806	9,839,858

(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 5. Deposits
Deposits at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Savings	$1,428,630	1,348,147
Money market	2,461,688	2,245,412
NOW	3,558,816	2,808,637
Non-interest bearing	2,606,983	2,341,459
Certificates of deposit	780,504	1,094,174
Total deposits	$10,836,621	9,837,829
Note 6. Borrowed Funds
Borrowed funds at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$114,004	99,936
FHLB line of credit	—	25,000
FHLB advances	503,371	1,051,036
Total borrowed funds	$617,375	1,175,972
At September 30, 2021, FHLB advances were at fixed rates and mature between October 2021 and July 2025, and at December 31, 2020, FHLB advances were at fixed rates with maturities between January 2021 and June 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances at September 30, 2021 are as follows (in thousands):

2021
Due in one year or less	$347,623
Due after one year through two years	58,589
Due after two years through three years	22,899
Due after three years through four years	74,260
Due after four years through five years	—
Thereafter	—
Total FHLB advances	$503,371
Scheduled maturities of securities sold under repurchase agreements at September 30, 2021 are as follows (in thousands):

2021
Due in one year or less	$114,004
Due after one year through two years	—
Due after two years through three years	—
Due after three years through four years	—
Due after four years through five years	—
Thereafter	—
Total securities sold under repurchase agreements	$114,004
The following tables set forth certain information as to borrowed funds for the periods ended September 30, 2021 and December 31, 2020 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
September 30, 2021
Securities sold under repurchase agreements	$123,415	112,838	0.05%
FHLB line of credit	—	275	0.34%
FHLB advances	941,939	731,127	1.30
December 31, 2020
Securities sold under repurchase agreements	$115,233	86,194	0.28%
FHLB line of credit	422,000	97,853	1.09
FHLB advances	1,177,083	1,045,282	1.49
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At September 30, 2021 and December 31, 2020, available for sale debt securities pledged as collateral for repurchase agreements totaled $129.7 million and $105.1 million, respectively.
Interest expense on borrowings for the three and nine months ended September 30, 2021 amounted to $1.8 million and $7.1 million, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2020 amounted to $3.9 million and $13.1 million, respectively.
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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2021 and 2020 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	—	8	19	$—	—	26	59
Interest cost	198	250	106	178	594	750	318	534
Expected return on plan assets	(807)	(737)	—	—	(2,421)	(2,211)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	118	174	(267)	(62)	354	522	(803)	(186)
Net periodic (decrease) increase in benefit cost	$(491)	(313)	(153)	135	$(1,473)	(939)	(459)	407
In its consolidated financial statements for the year ended December 31, 2020, the Company previously disclosed that it does not expect to contribute to the pension plan in 2021. As of September 30, 2021, no contributions have been made to the pension plan.
The net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2021 were calculated using the January 1, 2021 pension and other post-retirement benefits actuarial valuations.

Note 8. Impact of Recent Accounting Pronouncements
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

Note 9. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
On January 1, 2020, the Company adopted CECL, which replaced the incurred loss methodology with an expected loss methodology. This new methodology applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of this new standard resulted in the Company recording a $3.2 million increase to the allowance for credit losses on off-balance sheet credit exposures with a corresponding cumulative effect adjustment to decrease retained earnings $2.4 million, net of income taxes.
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
For the three and nine months ended September 30, 2021, the Company recorded a $980,000 and $2.2 million provision for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2020, the Company recorded a $575,000 negative provision for credit losses for off-balance sheet credit exposures and a $5.7 million provision for credit losses for off-balance sheet credit exposures, respectively. The increase for the three months ended September 30, 2021, compared to the prior year was primarily a function of an increase in the pipeline of loans that have been approved and awaiting closing, partially offset by an improved economic forecast resulting in a decline in projected loss factors. The decrease for the nine months ended September 30, 2021, compared to the prior year was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the pipeline of loans that have been approved and awaiting closing.

The allowance for credit losses for off-balance sheet credit exposures was $7.2 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.
Note 10. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2021 and December 31, 2020.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2021 and December 31, 2020.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2021 and December 31, 2020.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$99,522	99,522	—	—
Mortgage-backed securities	1,663,061	—	1,663,061	—
Asset-backed securities	47,880	—	47,880	—
State and municipal obligations	69,484	—	69,484	—
Corporate obligations	38,526	—	38,526	—
Total available for sale debt securities	1,918,473	99,522	1,818,951	—
Equity securities	1,267	1,267	—	—
Derivative assets	76,223	—	76,223	—
	$1,995,963	100,789	1,895,174	—

Derivative liabilities	$77,039	—	77,039	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$31,747	—	—	31,747
Foreclosed assets	1,619	—	—	1,619
	$33,366	—	—	33,366

	Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,009	1,009	—	—
Mortgage-backed securities	938,413	—	938,413	—
Asset-backed securities	53,830	—	53,830	—
State and municipal obligations	71,258	—	71,258	—
Corporate obligations	40,979	—	40,979	—
Total available for sale debt securities	1,105,489	1,009	1,104,480	—
Equity Securities	971	971	—	—
Derivative assets	101,079	—	101,079	—
	$1,207,539	1,980	1,205,559	—

Derivative liabilities	$109,148	—	109,148	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,250	—	—	26,250
Foreclosed assets	4,475	—	—	4,475
	$30,725	—	—	30,725
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2021.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at September 30, 2021 and December 31, 2020 was $47.6 million and $114.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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

Commitments to Extend Credit and Letters of Credit
The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Company classifies these commitments as Level 3 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2021 and December 31, 2020. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$505,289	505,289	505,289	—	—
Available for sale debt securities:
U.S. Treasury obligations	99,522	99,522	99,522	—	—
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,663,061	1,663,061	—	1,663,061	—
Asset-backed securities	47,880	47,880		47,880
State and municipal obligations	69,484	69,484	—	69,484	—
Corporate obligations	38,526	38,526	—	38,526	—
Total available for sale debt securities	$1,918,473	1,918,473	99,522	1,818,951	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	9,996	9,942	9,942	—	—
Mortgage-backed securities	29	30	—	30	—
State and municipal obligations	407,397	422,320	—	422,320	—
Corporate obligations	9,617	9,596	—	9,596	—
Total held to maturity debt securities, net of allowance for credit losses	$427,039	441,888	9,942	431,946	—
FHLBNY stock	34,044	34,044	34,044	—	—
Equity Securities	1,267	1,267	1,267	—	—
Loans, net of allowance for credit losses	9,474,567	9,630,317	—	—	9,630,317
Derivative assets	76,223	76,223	—	76,223	—

Financial liabilities:
Deposits other than certificates of deposits	$10,056,117	10,056,117	10,056,117	—	—
Certificates of deposit	780,504	782,364	—	782,364	—
Total deposits	$10,836,621	10,838,481	10,056,117	782,364	—
Borrowings	617,375	619,821	—	619,821	—
Subordinated debentures	25,249	29,548	—	29,548	—
Derivative liabilities	77,039	77,039	—	77,039	—

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$532,353	532,353	532,353	—	—
Available for sale debt securities:
U.S. Treasury obligations		—	—	—	—
Agency obligations	1,009	1,009	1,009	—	—
Mortgage-backed securities	938,413	938,413	—	938,413	—
Asset-backed securities	53,830	53,830		53,830
State and municipal obligations	71,258	71,258	—	71,258	—
Corporate obligations	40,979	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,105,489	1,009	1,104,480	—
Held to maturity debt securities:
Agency obligations	$7,600	7,601	7,601	—	—
Mortgage-backed securities	62	64	—	64	—
State and municipal obligations	433,589	455,039	—	455,039	—
Corporate obligations	9,714	9,825	—	9,825	—
Total held to maturity debt securities	$450,965	472,529	7,601	464,928	—
FHLBNY stock	59,489	59,489	59,489	—	—
Equity Securities	971	971	971	—	—
Loans, net of allowance for credit losses	9,721,424	9,969,330	—	—	9,969,330
Derivative assets	101,079	101,079	—	101,079	—

Financial liabilities:
Deposits other than certificates of deposits	$8,743,655	8,743,655	8,743,655	—	—
Certificates of deposit	1,094,174	1,097,993	—	1,097,993	—
Total deposits	$9,837,829	9,841,648	8,743,655	1,097,993	—
Borrowings	1,175,972	1,193,024	—	1,193,024	—
Subordinated Debt	25,135	24,375	—	24,375	—
Derivative liabilities	109,148	109,148	—	109,148	—

Note 11. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(10,765)	2,775	(7,990)	(578)	150	(428)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(10,765)	2,775	(7,990)	(578)	150	(428)
Unrealized gains on derivatives (cash flow hedges)	2,382	(614)	1,768	1,186	(306)	880
Amortization related to post-retirement obligations	(138)	35	(103)	115	(30)	85
Total other comprehensive (loss) income	$(8,521)	2,196	(6,325)	723	(186)	537

	Nine months ended September 30,
	2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(19,630)	5,061	(14,569)	20,733	(5,345)	15,388
Reclassification adjustment for gains included in net income	(230)	59	(171)	—	—	—
Total	(19,860)	5,120	(14,740)	20,733	(5,345)	15,388
Unrealized gains ( losses) on derivatives (cash flow hedges)	6,959	(1,794)	5,165	(8,242)	2,125	(6,117)
Amortization related to post-retirement obligations	(435)	112	(323)	322	(83)	239
Total other comprehensive (loss) income	$(13,336)	3,438	(9,898)	12,813	(3,303)	9,510

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2021				2020
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at June 30,	$16,940	(1,301)	(1,557)	14,082	24,562	(5,086)	(6,682)	12,794
Current - period other comprehensive (loss) income	(7,990)	(103)	1,768	(6,325)	(428)	85	880	537
Balance at September 30,	$8,950	(1,404)	211	7,757	24,134	(5,001)	(5,802)	13,331

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2021				2020
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at December 31,	$23,690	(1,081)	(4,954)	17,655	8,746	(5,240)	315	3,821
Current - period other comprehensive (loss) income	(14,740)	(323)	5,165	(9,898)	15,388	239	(6,117)	9,510
Balance at September 30,	$8,950	(1,404)	211	7,757	24,134	(5,001)	(5,802)	13,331

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2021	2020
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial (losses) gains	$(149)	112	Compensation and employee benefits (1)
	38	(27)	Income tax expense
Total reclassification	$(111)	85	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2021	2020
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(230)	—	Net gain on securities transactions
	59	—	Income tax expense
	(171)	—	Net of tax

Post-retirement obligations:
Amortization of actuarial (losses) gains	$(449)	336	Compensation and employee benefits (1)
	119	(97)	Income tax expense
Total reclassification	$(330)	239	Net of tax
(1) This item is included in the computation of net periodic benefit cost. See Note 7. Components of Net Periodic Benefit Cost.

Note 12. Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2021 and December 31, 2020, the Company had 170 and 172 loan related interest rate swaps, respectively, with aggregate notional amounts of $2.55 billion and $2.63 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At September 30, 2021 and December 31, 2020, the Company had 13 credit derivatives, with aggregate notional amounts of $140.7 million and $121.7 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At September 30, 2021 and December 31, 2020, the fair value of these credit derivatives were $106,500 and $97,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash outflows associated with borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $3.3 million will be reclassified as an increase to interest expense. As of September 30, 2021, the Company had 14 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that were each designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020 (in thousands):

	At September 30, 2021
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair value (1)	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$71,779	Other liabilities	72,947
Credit contracts	Other assets	107	Other liabilities	40
Total derivatives not designated as a hedging instrument		$71,886		72,987

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$4,337	Other liabilities	4,052
Total derivatives designated as a hedging instrument		$4,337		4,052

	At December 31, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair value (1)	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$107,652	Other liabilities	109,148
Credit contracts	Other assets	97	Other liabilities	—
Total derivatives not designated as a hedging instrument		$107,749		109,148

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(6,671)	Other liabilities	—
Total derivatives designated as a hedging instrument		$(6,671)		—
(1) The fair values related to interest rate products in the above derivative financial instruments tables show the value of assets and liabilities, excluding accrued interest receivable and accrued interest payable for the periods ended September 30, 2021 and December 31, 2020.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2021 and 2020 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2021	September 30, 2020
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$191	26
Credit contracts	Other income	(19)	460
Total		$172	486

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$1,030	855
Total		$1,030	855

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2021	September 30, 2020
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$268	(1,022)
Credit contracts	Other income	28	459
Total		$296	(563)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$2,856	875
Total		$2,856	875
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at September 30, 2021 and December 31, 2020 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2021
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,272,593	Other assets	$72,511	$1,272,593	Other liabilities	$73,679
Credit contracts	47,712	Other assets	107	92,950	Other liabilities	40
Total derivatives not designated as a hedging instrument			72,618			73,719

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	4,301	350,000	Other liabilities	4,493
Total gross derivative amounts recognized on the balance sheet			76,919			78,212

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$76,919			$78,212

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$16,195			$16,195
Cash collateral - institutional counterparties (1)			—			46,895
Net derivatives not offset			$60,724			$15,122

	Fair Values of Derivative Instruments as of December 31, 2020
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,316,163	Other assets	$108,519	$1,316,163	Other liabilities	$109,957
Credit contracts	47,745	Other assets	97	73,954	Other liabilities	58
Total derivatives not designated as a hedging instrument			108,616			110,015

Derivatives designated as a hedging instrument:
Interest rate products	175,000	Other assets	498	425,000	Other liabilities	7,582
Total gross derivative amounts recognized on the balance sheet			109,114			117,597

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$109,114			$117,597

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$928			$928
Cash collateral - institutional counterparties (1)			—			113,620
Net derivatives not offset			$108,186			$3,049
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2021 and December 31, 2020.
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
At September 30, 2021, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $50.0 million at September 30, 2021. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $46.9 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and nine months ended September 30, 2021, the out-of-scope revenue related to financial instruments was 81.0% and 82.0% of the Company's total revenue, respectively, compared to 81.9% and 83.5% for the three and nine months ended September 30, 2020, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,921	6,847	22,914	19,075
Insurance agency income	2,433	1,711	8,009	1,711
Banking service charges and other fees:
Service charges on deposit accounts	2,910	2,473	7,965	7,520
Debit card and ATM fees	913	1,693	4,789	4,167
Total banking service charges and other fees	3,823	4,166	12,754	11,687
Total in-scope non-interest income	14,177	12,724	43,677	32,473
Total out-of-scope non-interest income	9,185	7,902	22,479	19,509
Total non-interest income	$23,362	20,626	66,156	51,982
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
Note 14. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at September 30, 2021 and December 31, 2020 (in thousands):

	Classification	September 30, 2021	December 31, 2020
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$48,491	$41,142
Lease Liabilities:
Operating lease liabilities	Other liabilities	$49,630	$42,042
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
At September 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.1 years and 2.80%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2021	Three months ended September 30, 2020
Lease Costs
Operating lease cost	$2,417	$2,303
Variable lease cost	728	754
Total lease cost	$3,145	$3,057

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Lease Costs
Operating lease cost	$7,559	$6,565
Variable lease cost	2,247	2,085
Total lease cost	$9,806	$8,650

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating cash flows from operating leases	$6,861	$6,528

During the three and nine months ended September 30, 2021, the Company added one new lease obligation related to the Company's new office location in Woodbridge, New Jersey. The Company recorded a right-of-use asset and lease liability of $10.0 million for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2021	$2,081
2022	7,351
2023	7,102
2024	6,720
2025	6,154
Thereafter	27,405
Total future minimum lease payments	56,813
Amounts representing interest	7,183
Present value of net future minimum lease payments	$49,630

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, the COVID-19 pandemic continues to have an uncertain impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, including potential variants, it is difficult to predict the continuing impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which remain highly uncertain, including when the pandemic will be controlled and abated, and the extent to which the economy can remain open, as well as government responses to the COVID-19 pandemic, including vaccine mandates, which may affect our workforce, human capital resources and infrastructure. As the result of the pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increased number of employees working remotely.

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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2021, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified as a TDR.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2021, the changing economic forecasts attributable to COVID-19 and projected economic recovery led to the Company recording either a reduction in, or a negative provision for credit losses, compared to the same periods last year. See Note 4 to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2021 or December 31, 2020.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
Total assets at September 30, 2021 were $13.39 billion, a $472.2 million increase from December 31, 2020. The increase in total assets was primarily due to a $763.9 million increase in total investments, partially offset by a $268.3 million decrease in total loans and a $27.1 million decrease in cash and cash equivalents.
The Company’s loan portfolio decreased $268.3 million to $9.55 billion at September 30, 2021, from $9.82 billion at December 31, 2020, despite strong originations, as prepayments, including Paycheck Protection Program ("PPP") loan forgiveness, were elevated. For the nine months ended September 30, 2021, loan funding, including advances on lines of credit, totaled $2.54 billion, compared with $2.63 billion for the same period in 2020. Originations under PPP programs totaled $208.7 million and $397.8 million for the nine month periods ended September 30, 2021 and 2020, respectively. Total PPP loans outstanding decreased $299.4 million to $173.8 million at September 30, 2021, from $473.2 million at December 31, 2020. Excluding the net decrease in PPP loans, during the nine months ended September 30, 2021, the Company experienced net increases in commercial mortgage loans and construction loans of $246.0 million and $143.9 million, respectively, partially offset by net decreases in consumer loans, multi-family loans, residential mortgage loans and commercial loans of $158.8 million, $104.7 million, $64.7 million and $34.1 million, respectively. Commercial real estate, commercial and construction loans represented 83.7% of the loan portfolio at September 30, 2021, compared to 81.8% at December 31, 2020.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $186.1 million and $99.9 million, respectively, at September 30, 2021, compared to $218.2 million and $126.6 million, respectively, at December 31, 2020. No SNC relationship were 90 days or more delinquent at September 30, 2021.
The Company had outstanding junior lien mortgages totaling $140.8 million at September 30, 2021. Of this total, nine loans totaling $440,471 were 90 days or more delinquent with an allowance for credit losses of $12,161.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Mortgage loans:
Residential	$7,263	9,315
Commercial	32,619	31,982
Construction	2,967	1,392
Total mortgage loans	43,288	42,689
Commercial loans	21,434	42,118
Consumer loans	1,479	2,283
Total non-performing loans	66,201	87,090
Foreclosed assets	1,619	4,475
Total non-performing assets	$67,820	91,565
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Mortgage loans:
Residential	$2,177	8,852
Commercial	—	113
Multi-family	—	585
Construction	—	—
Total mortgage loans	2,177	9,550
Commercial loans	1,028	1,179
Consumer loans	—	4,519
Total 60-89 day delinquent loans	$3,205	15,248
At September 30, 2021, the Company’s allowance for credit losses related to the loan portfolio was 0.84% of total loans, compared to 0.85% and 1.03% at June 30, 2021 and December 31, 2020, respectively. The Company recorded a provision for credit losses on loans of $1.0 million for the three months ended September 30, 2021 and a negative provision for credit losses on loans of $24.7 million for the nine months ended September 30, 2021, compared with provisions of $6.4 million and $32.0 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the Company had net charge-offs of $1.9 million and net recoveries of $3.3 million, respectively, compared to net recoveries of $58,000 and net charge-offs of $2.7 million, respectively, for the same periods in 2020. The allowance for credit losses decreased $21.4 million to $80.0 million at September 30, 2021 from $101.5 million at December 31, 2020. The reduction in provision for credit losses for three and nine months ended September 30, 2021, compared to the same period in the prior year, was primarily the result of an improved economic forecast and the resultant favorable impact on expected credit losses, compared to the prior year where the provision for credit losses was based upon a weak economic forecast and a more uncertain outlook attributable to the COVID-19 pandemic. The net recoveries realized for the nine months ended September 30, 2021 were largely related to a previously charged-off loan which further contributed to the negative provision for credit losses in the period.
Total non-performing loans were $66.2 million, or 0.69% of total loans at September 30, 2021, compared to $87.1 million, or 0.89% of total loans at December 31, 2020. The $20.9 million decrease in non-performing loans consisted of a $20.7 million decrease in non-performing commercial loans, a $2.1 million decrease in non-performing residential mortgage loans and an $804,000 decrease in non-performing consumer loans, partially offset by a $1.6 million increase in non-performing construction loans and a $637,000 increase in non-performing commercial mortgage loans.
At September 30, 2021 and December 31, 2020, the Company held foreclosed assets of $1.6 million and $4.5 million, respectively. During the nine months ended September 30, 2021, there were three additions to foreclosed assets with an aggregate carrying value of $513,000, nine properties sold with an aggregate carrying value of $2.3 million and valuation charges of $1.1 million. Foreclosed assets at September 30, 2021 consisted primarily of commercial real estate. Total non-performing assets at September 30, 2021 decreased $23.7 million to $67.8 million, or 0.51% of total assets, from $91.6 million, or 0.71% of total assets at December 31, 2020.

Cash and cash equivalents were $505.3 million at September 30, 2021, a $27.1 million decrease from December 31, 2020, primarily as a result of decreases in cash collateral pledged to counterparties to secure loan-level swaps, partially offset by an increase in short term investments.
Total investments were $2.38 billion at September 30, 2021, a $763.9 million increase from December 31, 2020. This increase was primarily due to purchases of mortgage-backed and municipal securities driven by net inflow of deposits and loan repayments, portions of which were attributable to proceeds from PPP loan forgiveness and government stimulus programs. These purchases were partially offset by repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds and a decrease in unrealized gains on available for sale debt securities.
Total deposits increased $998.8 million during the nine months ended September 30, 2021, to $10.84 billion. Total savings and demand deposit accounts increased $1.31 billion to $10.06 billion at September 30, 2021, while total time deposits decreased $313.7 million to $780.5 million at September 30, 2021. The increase in savings and demand deposits was largely attributable to a $750.2 million increase in interest bearing demand deposits, as the Company shifted $450.0 million from Federal Home Loan Bank of New York ("FHLB") borrowings into lower-costing brokered demand deposits, a $265.5 million increase in non-interest bearing demand deposits, which partially benefited from deposits retained from activity associated with PPP loans and stimulus funding, a $216.3 million increase in money market deposits and an $80.5 million increase in savings deposits. The decrease in time deposits was primarily due to the outflow of brokered time deposits, combined with additional maturities of longer-term retail time deposits.
Borrowed funds decreased $558.6 million during the nine months ended September 30, 2021, to $617.4 million. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLB borrowings with lower-costing brokered deposits and the net inflow of retail deposits. Borrowed funds represented 4.6% of total assets at September 30, 2021, a decrease from 9.1% at December 31, 2020.
Stockholders’ equity increased $59.6 million during the nine months ended September 30, 2021, to $1.68 billion, primarily due to net income earned for the period, partially offset by dividends paid to stockholders, common stock repurchases and a decrease in unrealized gains on available for sale debt securities. For the three months ended September 30, 2021, common stock repurchases totaled 628,589 shares at an average cost of $22.04 per share. For the nine months ended September 30, 2021, common stock repurchases totaled 675,380 shares at an average cost of $22.00 per share, of which 44,078 shares, at an average cost of $21.81 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2021, approximately 3.4 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
At September 30, 2021, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2021
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$516,612	4.00%	$516,612	4.00%	$1,161,620	8.99%
Common equity Tier 1 risk-based capital	480,225	4.50	747,017	7.00	1,161,620	10.89
Tier 1 risk-based capital	640,301	6.00	907,092	8.50	1,161,620	10.89
Total risk-based capital	853,734	8.00	1,120,526	10.50	1,232,679	11.55

Company:
Tier 1 leverage capital	$516,776	4.00%	$516,776	4.00%	$1,233,402	9.55%
Common equity Tier 1 risk-based capital	480,462	4.50	747,386	7.00	1,220,515	11.43
Tier 1 risk-based capital	640,617	6.00	907,540	8.50	1,233,402	11.55
Total risk-based capital	854,156	8.00	1,121,079	10.50	1,316,823	12.33
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
General. The Company reported net income of $37.3 million, or $0.49 per basic and diluted share for the three months ended September 30, 2021, compared to net income of $27.1 million, or $0.37 per basic and diluted share for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company reported net income of $130.6 million, or $1.71 per basic share and $1.70 per diluted share, compared to net income of $56.4 million, or $0.84 per basic and diluted share, for the same period last year.
Earnings for the three and nine months ended September 30, 2021 were aided by improved economic conditions and resulting lower credit loss allowance requirements, combined with growth in average interest earning assets including assets acquired in the July 31, 2020 merger with SB One Bancorp ("SB One") and the investment of increased deposits. For the three months ended September 30, 2021, the Company recorded a provision for credit losses on loans of $1.0 million, while for the nine months ended September 30, 2021, the Company recorded a negative provision for credit losses on loans of $24.7 million, compared with provisions of $6.4 million and $32.0 million for the respective 2020 periods.
Net Interest Income. Total net interest income increased $9.2 million to $91.2 million for the quarter ended September 30, 2021, from $82.0 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, total net interest income increased $48.3 million to $272.1 million, from $223.8 million for the same period in 2020. Interest income for the quarter ended September 30, 2021 increased $6.1 million to $99.6 million, from $93.5 million for the same period in 2020. For the nine months ended September 30, 2021, interest income increased $37.5 million to $300.7 million, from $263.2 million for the nine months ended September 30, 2020. Interest expense decreased $3.1 million to $8.4 million for the quarter ended September 30, 2021, from $11.5 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, interest expense decreased $10.8 million to $28.5 million, from $39.3 million for the nine months ended September 30, 2020. The increase in net interest income for both comparative periods was largely attributable to growth in average earning assets resulting from the net assets acquired from SB One, PPP loan originations and growth in the available for sale debt securities portfolio. Both periods were aided by the inflow of lower-costing core deposits, along with an increase in the accelerated recognition of fees related to the forgiveness of PPP loans in 2021. For the three and nine months ended September 30, 2021, the accelerated accretion of fees related to the forgiveness of PPP loans totaled $2.5 million and $9.3 million, respectively, which were recognized in interest income, compared to $1.4 million and $2.4 million for the three and nine months ended September 30, 2020.
The net interest margin decreased three basis points to 2.94% for the quarter ended September 30, 2021, compared to 2.97% for the quarter ended September 30, 2020. The weighted average yield on interest-earning assets decreased 18 basis points to 3.21% for the quarter ended September 30, 2021, compared to 3.39% for the quarter ended September 30, 2020, while the weighted average cost of interest bearing liabilities decreased 20 basis points for the quarter ended September 30, 2021 to 0.37%, compared to the third quarter of 2020. The average cost of interest bearing deposits for the quarter ended September 30, 2021 was 0.30%, compared to 0.44% for the same period last year. Average non-interest bearing demand deposits totaled $2.55 billion for the quarter ended September 30, 2021, compared to $2.21 billion for the quarter ended September 30, 2020. The average cost of all deposits, including non-interest bearing deposits, was 0.23% for the quarter ended September 30, 2021, compared with 0.33% for the quarter ended September 30, 2020. The average cost of borrowed funds for the quarter ended September 30, 2021 was 1.08%, compared to 1.19% for the same period last year.
For the nine months ended September 30, 2021, the net interest margin decreased four basis points to 2.99%, compared to 3.03% for the nine months ended September 30, 2020. The weighted average yield on interest earning assets declined 25 basis points to 3.31% for the nine months ended September 30, 2021, compared to 3.56% for the nine months ended September 30, 2020, while the weighted average cost of interest bearing liabilities decreased 29 basis points to 0.43% for the nine months ended September 30, 2021, compared to 0.72% for the same period last year. The average cost of interest bearing deposits decreased 24 basis points to 0.34% for the nine months ended September 30, 2021, compared to 0.58% for the same period last year. Average non-interest bearing demand deposits totaled $2.47 billion for the nine months ended September 30, 2021, compared with $1.85 billion for the nine months ended September 30, 2020. The average cost of all deposits, including non-interest bearing deposits, was 0.26% for the nine months ended September 30, 2021, compared with 0.44% for the nine months ended September 30, 2020. The average cost of borrowings for the nine months ended September 30, 2021 was 1.13%, compared to 1.42% for the same period last year.
Interest income on loans secured by real estate increased $3.6 million to $62.5 million for the three months ended September 30, 2021, from $58.9 million for the three months ended September 30, 2020. Commercial loan interest income increased $3.8 million to $24.5 million for the three months ended September 30, 2021, from $20.6 million for the three months ended September 30, 2020. Consumer loan interest income decreased $960,000 to $3.3 million for the three months ended September 30, 2021, from $4.3 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the average balance of total loans increased $507.1 million to $9.44 billion, compared to the same period in 2020, largely due to total loans acquired from the July 31, 2020 merger with SB One. The average yield on total loans for the three months ended September 30, 2021, increased six basis points to 3.77%, from 3.71% for the same period in 2020.
Interest income on loans secured by real estate increased $24.7 million to $187.4 million for the nine months ended September 30, 2021, from $162.6 million for the nine months ended September 30, 2020. Commercial loan interest income increased $17.5 million to $75.8 million for the nine months ended September 30, 2021, from $58.2 million for the nine months ended September 30, 2020. Consumer loan interest income decreased $1.8 million to $10.2 million for the nine months ended September 30, 2021, from $12.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the average balance of total loans increased $1.65 billion to $9.58 billion, from $7.93 billion for the same period in 2020, primarily due to total loans acquired from the July 31, 2020 merger with SB One, and organic growth, including PPP loans. The average yield on total loans for the nine months ended September 30, 2021, decreased 10 basis points to 3.78%, from 3.88% for the same period in 2020.
Interest income on held to maturity debt securities decreased $198,000 to $2.6 million for the quarter ended September 30, 2021, compared to the same period last year. Average held to maturity debt securities decreased $11.8 million to $432.5 million for the quarter ended September 30, 2021, from $444.2 million for the same period last year. Interest income on held to maturity debt securities decreased $539,000 to $8.1 million for the nine months ended September 30, 2021, compared to the same period in 2020. Average held to maturity debt securities decreased $5.6 million to $440.3 million for the nine months ended September 30, 2021, from $445.9 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock decreased $444,000 to $5.9 million for the quarter ended September 30, 2021, from $6.3 million for the quarter ended September 30, 2020. The average balance of available for sale debt securities and FHLBNY stock increased $519.5 million to $1.68 billion for the three months ended September 30, 2021, compared to the same period in 2020. Interest income on available for sale debt securities and FHLBNY stock decreased $2.5 million to $17.2 million for the nine months ended September 30, 2021, from $19.7 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $355.0 million to $1.44 billion for the nine months ended September 30, 2021.

The average yield on total securities decreased to 1.32% for the three months ended September 30, 2021, compared with 2.12% for the same period in 2020. For the nine months ended September 30, 2021, the average yield on total securities decreased to 1.47%, compared with 2.31% for the same period in 2020.
Interest expense on deposit accounts decreased $1.1 million to $6.3 million for the quarter ended September 30, 2021, compared with $7.4 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, interest expense on deposit accounts decreased $5.5 million to $20.5 million, from $26.0 million for the same period last year. The average cost of interest bearing deposits decreased to 0.30% for the third quarter of 2021 and 0.34% for the nine months ended September 30, 2021, from 0.44% and 0.58% for the three and nine months ended September 30, 2020, respectively. The average balance of interest bearing core deposits for the quarter ended September 30, 2021 increased $1.63 billion to $7.41 billion. For the nine months ended September 30, 2021, average interest bearing core deposits increased $1.81 billion, to $7.06 billion, from $5.25 billion for the same period in 2020. The increase in average core deposits for both the three and nine months ended September 30, 2021 was largely due to deposits acquired from SB One, combined with organic growth, activity associated with PPP loans and government stimulus. Average time deposit account balances decreased $152.6 million, to $804.9 million for the quarter ended September 30, 2021, from $957.5 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, average time deposit account balances increased $135.5 million, to $914.3 million, from $778.8 million for the same period in 2020.
Interest expense on borrowed funds decreased $2.1 million to $1.8 million for the quarter ended September 30, 2021, from $3.9 million for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, interest expense on borrowed funds decreased $6.0 million to $7.1 million, from $13.1 million for the nine months ended September 30, 2020. The average cost of borrowings decreased to 1.08% for the three months ended September 30, 2021, from 1.19% for the three months ended September 30, 2020. The average cost of borrowings decreased to 1.13% for the nine months ended September 30, 2021, from 1.42% for the same period last year. Average borrowings decreased $640.2 million to $652.4 million for the quarter ended September 30, 2021, from $1.29 billion for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, average borrowings decreased $389.3 million to $844.2 million, compared to $1.23 billion for the nine months ended September 30, 2020.
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
The Company recorded a $1.0 million provision for credit losses on loans for the three months ended September 30, 2021 and a $24.7 million negative provision for credit losses for the nine months ended September 30, 2021, compared with provisions of $6.4 million and $32.0 million for the three and nine months ended September 30, 2020, respectively. The reduction in provision for credit losses for three and nine months ended September 30, 2021, compared to the same period in the prior year, was primarily the result of improved asset quality, an improved economic forecast and the resultant favorable impact on expected credit losses, compared to the prior year where the provision for credit losses was based upon a weak economic forecast and a more uncertain outlook attributable to the COVID-19 pandemic. The net recoveries realized for the nine months ended September 30, 2021 further contributed to the negative provision for credit losses in the period.
Non-Interest Income. Non-interest income totaled $23.4 million for the quarter ended September 30, 2021, an increase of $2.7 million, compared to the same period in 2020. Fee income increased $1.2 million to $7.0 million for the three months ended September 30, 2021, compared to the same period in 2020, largely due to a $1.2 million increase in commercial loan prepayment fees, a $455,000 increase in deposit related fees and a $226,000 increase in non-deposit investment fee income, partially offset by a $773,000 decrease in debit card revenue. The increases in fee income are partially attributable to the addition of the SB One customer base, as well as a recovering economy compared to the initial severely negative impact COVID-19 had on consumer and business activity in the prior year. The decrease in debit card revenue was largely attributable to the impact of the Durbin amendment cap on the fee the Company receives on interchange transactions which first applied to the Company on July 1, 2021. Wealth management income increased $1.1 million to $7.9 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in the market value of assets under management as a result of strong equity market performance and new business generation. Insurance agency income, a new revenue opportunity for the Company resulting from the SB One acquisition, increased $722,000 to $2.4 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a full quarter of revenue in the current period, compared to two months in 2020. Additionally, income from Bank-owned life insurance ("BOLI") increased $236,000 to $1.9 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in benefit claims, partially offset by lower equity valuations. Partially offsetting these increases in non-interest income, other income decreased $550,000 to $4.1 million for the three months ended September 30, 2021, compared to the quarter ended September 30, 2020, primarily due to a $3.7 million decrease in net fees on loan-level interest rate swap transactions and a $142,000 decrease in gains on the sale of loans, partially offset by income recognized from a $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of Tirschwell & Loewy, Inc. ("T&L").
For the nine months ended September 30, 2021, non-interest income totaled $66.2 million, an increase of $14.2 million, compared to the same period in 2020. Insurance agency income totaled $8.0 million, an increase of $6.3 million for the nine months ended September 30, 2021, compared to the same period in 2020, resulting from the prior year acquisition of SB One. Fee income increased $5.4 million to $22.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a $2.7 million increase in commercial loan prepayment fees, a $740,000 increase in late charges and other loan related fee income, a $569,000 increase in debit card revenue, which was curtailed by the Durbin amendment, a $572,000 increase in non-deposit investment fee income and a $396,000 increase in deposit related fees. The increases in fee income are partially attributable to the addition of the SB One customer base, as well as a recovering economy compared to the initial severely negative effects that COVID-19 had on consumer and business activities in the prior year. Wealth management income increased $3.8 million to $22.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in the market value of assets under management as a result of strong equity market performance and new business generation. In addition, BOLI income increased $1.7 million to $6.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in benefit claims, additional income related to the BOLI assets acquired from SB One and higher equity valuations. Partially offsetting these increases, other income decreased $3.3 million to $6.4 million for the nine months ended September 30, 2021, compared to $9.7 million for the same period in 2020, mainly due to a $6.5 million decrease in net fees on loan-level interest rate swap transactions, partially offset by income recognized from a $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of T&L.
Non-Interest Expense. For the three months ended September 30, 2021, non-interest expense totaled $63.4 million, an increase of $3.7 million, compared to the three months ended September 30, 2020. Compensation and benefits expense increased $1.9 million to $37.6 million for three months ended September 30, 2021, compared to $35.7 million for the same period in 2020. The increase was principally due to increases in the accrual for incentive compensation and stock-based compensation, partially offset by a decline in salary expense. Credit loss expense for off-balance sheet credit exposures increased $1.6 million to $980,000 for the three months ended September 30, 2020, compared to a negative provision of $575,000 for the same period in 2020. The increase was primarily the result of an increase in the pipeline of loans approved and awaiting closing. Net occupancy expenses increased $957,000 to $8.0 million for the three months ended September 30, 2021, compared to the same period in 2020, largely due to increases in rent, depreciation, utilities and maintenance expenses, which was largely due to an additional month of operating expenses in the current quarter associated with facilities acquired from SB One. FDIC insurance increased $390,000 due to an increase in the insurance assessment rate and an increase in total assets subject to assessment. Partially offsetting these increases in non-interest expense, other operating expenses decreased $875,000 to $8.9 million for the three months ended September 30, 2021, compared to the same period in 2020, principally due to non-recurring merger related expenses incurred in the prior year quarter, partially offset by an increase in business development expenses. Data processing expense decreased $199,000 to $4.8 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily due to a decrease in core system processing costs, partially offset by an increase in software subscription service expense.
Non-interest expense totaled $188.0 million for the nine months ended September 30, 2021, an increase of $18.8 million, compared to $169.2 million for the nine months ended September 30, 2020. Compensation and benefits expense increased $11.6 million to $107.7 million for the nine months ended September 30, 2021, compared to $96.1 million for the nine months ended September 30, 2020, primarily due to increases in salary expense and employee medical benefits associated with the addition of former SB One employees, combined with an increase in the accrual for incentive compensation, company-wide annual merit increases and an increase in stock-based compensation, partially offset by a decrease in severance expense. Net occupancy expense increased $5.8 million to $25.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, mainly due to increases in rent, depreciation, utilities and maintenance expenses related to the facilities acquired from SB One, along with an increase in snow removal costs incurred earlier in the year. FDIC insurance increased $3.0 million for the nine months ended September 30, 2021, primarily due to an increase in the insurance assessment rate and an increase in total assets subject to assessment, including assets acquired from SB One, along with the receipt of the small bank assessment credit in the prior year that was not available in 2021. Other operating expenses increased $1.6 million to $28.0 million for the nine months ended September 30, 2021, compared to the same period in 2020. The increase in other operating expense was largely due to a valuation adjustment on foreclosed assets and increases in debit card maintenance, insurance and business development expenses, as a result of the addition of SB One, partially offset by non-recurring merger related expenses incurred in the prior year. In addition, amortization of intangibles increased $400,000 as a result of increased amortization related to the acquisition of SB One. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $3.6 million to $2.2 million for the nine months ended September 30, 2021. The decrease was primarily a function of an improved economic forecast resulting in a decline in projected loss factors, partially offset by an increase in the pipeline of loans approved and awaiting closing.
Income Tax Expense. For the three months ended September 30, 2021, the Company’s income tax expense was $12.9 million with an effective tax rate of 25.7%, compared with income tax expense of $9.3 million with an effective tax rate of 25.5% for the three months ended September 30, 2020. The increases in tax expense and the effective tax rate for the three months ended September 30, 2021, compared with the same period last year were largely the result of an increase in taxable income and the proportion of income derived from taxable sources.
For the nine months ended September 30, 2021, the Company's income tax expense was $44.4 million with an effective tax rate of 25.4%, compared with $18.3 million with an effective tax rate of 24.5% for the nine months ended September 30, 2020. The increases in tax expense and the effective tax rate for the nine months ended September 30, 2021, compared with the same period last year were largely the result of an increase in taxable income and the proportion of income derived from taxable sources.

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
The Asset/Liability Committee meets at least monthly, or as needed, to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.
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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2021 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$344,168	$(12,767)	(3.6)%
Static	356,935	—	—
+100	356,975	40	—
+200	356,927	(8)	—
+300	356,789	(146)	—
The interest rate risk position of the Company has shifted to a more neutral position during the third quarter 2021 due to the deployment of excess cash into fixed rate, longer duration assets including investment securities and loans. As a result, the preceding table indicates that, as of September 30, 2021, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a minimal change to net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 3.6%, or $12.8 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2021 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,539,803	$(229,460)	(13.0)%	11.1%	(15.0)%
Flat	1,769,263	—	—	13.1	—
+100	1,795,650	26,387	1.5	13.6	4.0
+200	1,805,936	36,673	2.1	14.0	7.1
+300	1,812,424	43,161	2.4	14.4	10.0
The preceding table indicates that as of September 30, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 2.4%, or $43.2 million. If rates were to decrease 100 basis points, the present value of equity would decrease 13.0%, or $229.5 million.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2021 through July 31, 2021	—	$—	—	4,069,695
August 1, 2021 through August 31, 2021	—	—	—	4,069,695
September 1, 2021 through September 30, 2021	628,589	22.04	628,589	3,441,106
Total	628,589	22.04	628,589
(1) On December 28, 2020, the Company’s Board of Directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2021	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2021	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer