Form 10-K
period 2021-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2022-03-01
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File No. 1-31566
PROVIDENT FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware			42-1547151
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

239 Washington Street	Jersey City	New Jersey	07302
(Address of Principal Executive Offices)	(City)	(State)	(Zip Code)
(732) 590-9200
(Registrant’s Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common	PFS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2022, there were 83,209,012 issued and 77,112,512 outstanding shares of the Registrant’s Common Stock, including 132,917 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2021, as quoted by the NYSE, was approximately $1.71 billion.

Auditor Name: KPMG LLP	Auditor Location: Short Hills, New Jersey	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III).

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
In addition, the COVID-19 pandemic continues to have an uncertain impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, including actual and potential variants, it is difficult to predict the continuing impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which remain highly uncertain, including when the pandemic will be controlled and abated, and the extent to which the economy can remain open, as well as government responses to the COVID-19 pandemic, including vaccine mandates, which may affect our workforce, human capital resources and infrastructure. As the result of the pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increased number of employees working remotely.
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company advises readers that the factors listed above could affect the Companys financial performance and could cause the Companys actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect events or circumstances after the date of this statement.

PART I

Item 1.    Business
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for Provident Bank (the “Bank”) on January 15, 2003, following the completion of the Banks conversion to a New Jersey-chartered capital stock savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included purchased credit deteriorated ("PCD") loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of SB One Insurance Agency, Inc. allows the Company to expand its products offerings to its customers to include an array of commercial and personal lines of insurance.

Under the merger agreement, each share of outstanding SB One common stock was exchanged for 1.357 shares of the Companys common stock. The Company issued 12.8 million shares of common stock from treasury stock, plus cash in lieu of fractional shares in the acquisition of SB One. The total consideration paid for the acquisition of SB One was $180.8 million. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair value. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $23.9 million and was recorded as goodwill.
Capital Management. The Company paid cash dividends totaling $71.5 million and repurchased 965,223 shares of its common stock at an average cost of $22.43 per share, which totaled $21.6 million in 2021. At December 31, 2021, 3.2 million shares remained eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2021 under current regulatory standards.
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
Asset Quality. As of December 31, 2021, non-performing assets were $56.8 million or 0.41% of total assets, compared to $91.6 million or 0.71% of total assets at December 31, 2020. The decrease in non-performing loans in 2021 reflects the ongoing economic recovery from the depths of the pandemic recession as improving economic conditions and historically low interest rates positively affected borrowers’ ability to repay contractually due principal and interest payments. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $10.54 billion at December 31, 2021, representing 93.8% of total deposits, compared with $8.74 billion, or 88.9% of total deposits at December 31, 2020. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate increased non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, insurance, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $86.8 million for the year ended December 31, 2021, compared with $72.4 million for the year ended December 31, 2020, of which fee income and wealth management income were $30.0 million and

$30.8 million, respectively, for the year ended December 31, 2021, compared with $23.8 million and $25.7 million, respectively, for the year ended December 31, 2020.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings. At December 31, 2021, 62.16% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2021, the Bank’s securities portfolio totaled $2.53 billion and had an expected average life of 4.77 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2021, the Bank operated a network of 96 full-service banking offices throughout fourteen counties in northern and central New Jersey, as well as three counties in Pennsylvania and one county in New York. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Queens, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.4 million, which was 79.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.2% of that state’s total population. The Bank's New York market area has a population of approximately 2.3 million, which was 11.7% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 6.3% at December 31, 2021, a decrease from 7.6% at December 31, 2020. The unemployment rate in Pennsylvania was 5.4% at December 31, 2021, a decrease from 6.7% at December 31, 2020. The unemployment rate in New York was 6.2% at December 31, 2021, a decrease from 8.2% at December 31, 2020.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 2.64%, 0.76% and 0.14% share of bank deposits as of June 30, 2021, respectively, the latest date for which statistics are available.
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
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and a majority of the originated adjustable-rate mortgages for its portfolio.
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

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio by type (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for credit losses) at the dates indicated. The allowance for credit losses for 2021 and 2020 were based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year's credit losses were based upon the incurred loss methodology:

	At December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,202,638	12.66%	$1,294,702	13.32%	$1,078,227	14.82%	$1,100,009	15.29%	$1,142,914	15.73%
Commercial mortgage loans	3,827,370	40.28	3,458,666	35.58	2,578,477	35.43	2,299,417	31.96	2,171,174	29.88
Multi-family mortgage loans	1,364,397	14.36	1,484,515	15.27	1,225,675	16.84	1,339,800	18.62	1,404,005	19.32
Construction loans	683,166	7.19	541,939	5.57	429,812	5.91	388,999	5.41	392,580	5.40
Total mortgage loans	7,077,571	74.49	6,779,822	69.74	5,312,191	73.00	5,128,225	71.28	5,110,673	70.33
Commercial loans	2,188,866	23.04	2,567,470	26.41	1,634,759	22.46	1,695,148	23.56	1,745,301	24.02
Consumer loans	327,442	3.45	492,566	5.07	391,360	5.38	431,428	6.00	473,958	6.52
Total gross loans	9,593,879	100.98	9,839,858	101.22	7,338,310	100.84	7,254,801	100.84	7,329,932	100.87
Premiums on purchased loans	1,451	0.02	1,566	0.02	2,474	0.02	3,243	0.04	4,029	0.06
Unearned discounts	(6)	—	(12)	—	(26)	—	(33)	—	(36)	—
Net deferred fees	(13,700)	(0.15)	(18,522)	(0.20)	(7,873)	(0.10)	(7,423)	(0.11)	(8,207)	(0.10)
Total loans	9,581,624	100.85	9,822,890	101.04	7,332,885	100.76	7,250,588	100.77	7,325,718	100.83
Allowance for credit losses	(80,740)	(0.85)	(101,466)	(1.04)	(55,525)	(0.76)	(55,562)	(0.77)	(60,195)	(0.83)
Total loans, net	$9,500,884	100.00%	$9,721,424	100.00%	$7,277,360	100.00%	$7,195,026	100.00%	$7,265,523	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2021, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$3,012	$5,338	$12,969	$109,163	$468,715	$603,441	$1,202,638
Commercial mortgage loans	381,606	534,353	668,281	1,616,619	360,363	266,148	3,827,370
Multi-family mortgage loans	37,091	148,391	273,397	629,927	160,013	115,578	1,364,397
Construction loans	388,710	229,507	7,801	35,409	21,475	264	683,166
Total mortgage loans	810,419	917,589	962,448	2,391,118	1,010,566	985,431	7,077,571
Commercial loans	420,514	228,207	438,649	675,135	250,614	175,747	2,188,866
Consumer loans	19,198	6,578	14,017	63,920	154,221	69,508	327,442
Total gross loans	$1,250,131	$1,152,374	$1,415,114	$3,130,173	$1,415,401	$1,230,686	$9,593,879

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2021 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	( In thousands)
Residential mortgage loans	$1,015,512	$184,114	$1,199,626
Commercial mortgage loans	1,406,858	2,038,906	3,445,764
Multi-family mortgage loans	402,934	924,372	1,327,306
Construction loans	40,075	254,381	294,456
Total mortgage loans	2,865,379	3,401,773	6,267,152
Commercial loans	625,410	1,142,942	1,768,352
Consumer loans	189,249	118,995	308,244
Total loans	$3,680,038	$4,663,710	$8,343,748

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2021, $1.20 billion or 12.7% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 84.7% were fixed-rate and 15.3% were adjustable-rate loans.
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
Residential mortgage loans are primarily underwritten to Freddie Mac standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac programs that will finance up to 97% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment residential mortgage loans with a term of 30 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2021, $21.3 million or 8.9% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2021 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $15.1 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $61.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings and retail and industrial properties. Commercial real estate loans were 40.3% of the total loan portfolio at December 31, 2021. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in New Jersey and New York.

The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five to ten years or less, which may adjust after the initial period. Typically these loans are written for maturities of ten years or less and generally have an amortization schedule of 25 or 30 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
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
The Bank performs extensive due diligence in underwriting commercial real estate loans due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. Generally, for commercial real estate secured loans in excess of $1.0 million and for all other commercial real estate loans where it is deemed appropriate, the Bank requires environmental professionals to inspect the property and ascertain any potential environmental risks.
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
The Bank’s largest commercial mortgage loan as of December 31, 2021 was a $38.2 million loan secured by a first mortgage lien on fifteen mixed-use retail, residential and office buildings located in Hoboken, NJ. This was for an acquisition and refinance of fifteen Bank mortgaged properties by a large publicly traded, investment grade REIT with extensive experience and a successful track record. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2021. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Multi-family Loans. The Bank underwrites loans secured by multi-family properties that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Multi-family loans were 14.4% of the total loan portfolio at December 31, 2021. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2021 was a $39.7 million loan secured by a first leasehold mortgage lien on a 129-unit, six-story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2021. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.

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
The Bank’s largest construction loan at December 31, 2021 was a $37.0 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 195,000 square foot industrial building on 9.9 acres located in Bayonne, NJ. The loan had an outstanding balance of $8.6 million at December 31, 2021. This loan closed in 2021 with construction completion and lease-up expected by the end of 2022. The project sponsor is an experienced and long standing real estate owner and developer with a successful track record in the development and management of commercial real estate. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2021.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 23.0% of the total loan portfolio at December 31, 2021. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.
The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank has “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio. As of December 31, 2021, the Company secured 2,066 PPP loans for its customers totaling $681.9 million, which includes both the initial round and the second round of PPP. As of December 31, 2021, 1,810 PPP loans totaling $587.0 million were forgiven. The balance of PPP loans at December 31, 2021 was $94.9 million.

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
The Bank’s largest commercial loan as of December 31, 2021 was a $60.0 million working capital line of credit to a large New Jersey based automobile leasing company. The loan, which was originated in late 2021, has a four-year term and is secured by lease contracts and underlying vehicles. Funding is limited to the aggregate net book value of eligible leases pledged at any time. The loan has a risk rating of “3” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “allowance for credit losses” in the “Asset Quality” section). At December 31, 2021, there was a $5.5 million outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 3.5% of the total loan portfolio at December 31, 2021. Home equity loans and home equity lines of credit constituted 93.7% of the consumer loan portfolio at December 31, 2021. The remaining 6.3% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational and marine vehicle loans. The Bank no longer purchases or originates indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first-lien) basis. At December 31, 2021, first-lien home equity loans outstanding totaled $167.5 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2021 were $340.7 million and $102.8 million, respectively, representing utilization of 30.2%.
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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Originations:
Residential mortgage	$240,231	$284,207	$155,211
Commercial mortgage	885,051	720,416	577,603
Multi-family mortgage	169,912	233,944	154,235
Construction	495,386	391,268	381,775
Commercial	1,620,114	1,764,099	1,445,345
Consumer	108,574	101,596	114,230
Subtotal of loans originated	3,519,268	3,495,530	2,828,399
Loans purchased	5,230	—	—
Total loans originated and purchased	$3,524,498	$3,495,530	$2,828,399

Loans acquired at fair value in acquisition	$—	1,766,115	—

Loans sold	47,675	87,413	16,212

Repayments:
Residential mortgage	305,008	290,908	176,112
Commercial mortgage	616,310	57,358	361,832
Multi-family mortgage	356,813	484,404	283,085
Construction	275,673	108,873	246,852
Commercial	1,977,290	1,447,267	1,492,822
Consumer	163,644	214,248	154,122
Total repayments	$3,694,738	$2,603,058	$2,714,825
Total reductions	3,742,413	2,690,471	2,731,037
Other items, net(1)	(23,351)	(81,169)	(15,065)
Net increase (decrease)	$(241,266)	$2,490,005	$82,297

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
The largest individual lending authority is $15.0 million for unsecured loans and $20.0 million for secured loans, which is only available to the Chief Executive Officer, the Chief Lending Officer and the Chief Credit Officer. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of nine senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Administrative Officer, the Director of Credit Risk and the Lending Chief of Staff, and requires a majority vote for credit approval.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Chief of Staff or the Department Manager of the lending department responsible for the underlying loan, if it is within their approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Risk Committee of the Board of Directors on a quarterly basis, or more frequently if necessary.

The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating for each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting, lending review and loan review processes. Loan review examinations are performed by an independent third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee, which meets to review loans rated a “Pass/Watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for credit losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2021, the regulatory lending limit was $186.6 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to 80% of regulatory lending limit for commercial real estate and 50% of regulatory lending limit for commercial and industrial loans. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2021, the Bank’s largest group exposure with an individual borrower and its related entities was $124.6 million. This group exposure consisted of two multi-family commercial real estate loans totaling $51.5 million, secured by two properties in New Jersey and Pennsylvania, two construction loans totaling $45.0 million, secured by an industrial and a multi-family property in New Jersey, five commercial real estate loans totaling $10.9 million, secured by three industrial and two office properties in New Jersey and Pennsylvania, a $7.3 million unsecured line of credit, $1.6 million in letters of credit, $300,000 under ACH facilities, and $8.2 million in interest rate swap exposure. The loans have an average risk rating of “4”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the states of New Jersey and Pennsylvania. As of December 31, 2021, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2021, the Bank had $2.47 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. The majority of our deferrals initially consisted of 90-day principal and interest deferrals with additional deferral periods granted on a case by case basis at the Bank’s option. At December 31, 2021, there are no material deferrals related to the CARES Act.
At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs related to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors are evaluated at least annually. Management completed its most recent development and evaluation of its quantitative loss factors in the fourth quarter of 2021. Qualitative adjustments give consideration to other qualitative factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2021, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2021, $189.3 million of loans were classified as “substandard,” which consisted of $98.1 million in commercial loans, $80.5 in commercial mortgage, construction and multi-family mortgage loans, $9.0 million in residential loans and $1.6 million in consumer loans. Within the substandard classification, $23.7 million were PCD loans. There were no loans classified as "doubtful" or “loss” at December 31, 2021. As of December 31, 2021, $182.5 million of loans were designated “special mention.” Within the special mention classification, $2.7 million were PCD loans.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2021				At December 31, 2020				At December 31, 2019
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	7	$1,131	28	$6,072	39	$8,853	44	$10,232	15	$2,579	36	$8,543
Commercial mortgage loans	2	3960	8	6,852	1	113	13	11,097	—	—	6	5,270
Multi-family mortgage loans	—	—	1	439	2	585	—	—	—	—	—	—
Construction loans	—	—	2	2,365	—	—	2	1,392	—	—	—	—
Total mortgage loans	9	5,091	39	15,728	42	9,551	59	22,721	15	2,579	42	13,813
Commercial loans	5	1,289	21	7,614	1	1,179	44	27,782	2	95	24	12,137
Consumer loans	7	228	16	1,650	13	4,518	27	2,175	12	337	18	1,148
Total loans	21	$6,608	76	$24,992	56	$15,248	130	$52,678	29	$3,011	84	$27,098
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2021, there were 14 TDRs totaling $3.48 million that were classified as non-accrual, compared to 24 non-accrual TDRs which totaled $15.96 million at December 31, 2020. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$6,072	$9,315	$8,543	$5,853	$8,105
Commercial mortgage loans	16,887	31,982	5,270	3,180	7,090
Multi-family mortgage loans	439	—	—	—	—
Construction loans	2,365	1,392	—	—	—
Commercial loans	20,582	42,118	25,160	15,391	17,243
Consumer loans	1,682	2,283	1,221	1,266	2,491
Total non-accruing loans	$48,027	87,090	40,194	25,690	34,929
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	$48,027	87,090	40,194	25,690	34,929
Foreclosed assets	8,731	4,475	2,715	1,565	6,864
Total non-performing assets	$56,758	$91,565	$42,909	$27,255	$41,793
Total non-performing assets as a percentage of total assets	0.41%	0.71%	0.44%	0.28%	0.42%
Total non-performing loans to total loans	0.50%	0.89%	0.55%	0.35%	0.48%
Non-performing commercial mortgage loans decreased $15.1 million to $16.9 million at December 31, 2021, from $32.0 million at December 31, 2020. Non-performing commercial mortgage loans consisted of 14 loans at December 31, 2021. Of these 14 loans, 7 loans totaling $9.0 million were PCD loans. The largest non-performing commercial mortgage loan was a $6.7 million loan secured by a first mortgage on a property located in Woodside, New York. This loan is currently paying in accordance with its restructured terms.
Non-performing commercial loans decreased $21.5 million, to $20.6 million at December 31, 2021, from $42.1 million at December 31, 2020. Non-performing commercial loans at December 31, 2021 consisted of 51 loans, of which 31 loans were under 90 days accruing. Of these non-performing commercial loans, 21 were PCD loans totaling $6.4 million. The largest non-performing commercial loan relationship consisted of four loans with total outstanding balances of $3.2 million at

December 31, 2021. All of these loans are unsecured/non-real estate secured. These loans are currently paying in accordance with their restructured terms.
Non-performing construction loans increased $973,000 to $2.4 million at December 31, 2021, from $1.4 million at December 31, 2020. Non-performing construction loans at December 31, 2021 consisted of two PCD loans. There were $1.4 million non-performing construction loans at 2020.
Non-performing multi-family mortgage loans totaled $439,000 at December 31, 2021. There were no non-performing multi-family mortgage loans at December 31, 2020.
At December 31, 2021, the Company held $8.7 million of foreclosed assets, compared with $4.5 million at December 31, 2020. Foreclosed assets at December 31, 2021 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2021, there were four additions to foreclosed assets with an aggregate carrying value of $8.0 million and ten properties sold with an aggregate carrying value of $2.6 million and valuation charges of $1.2 million.
Non-performing assets totaled $56.8 million, or 0.41% of total assets at December 31, 2021, compared to $91.6 million, or 0.71% of total assets at December 31, 2020. Within total non-performing assets, $10.6 million were PCD loans over 90 days past due. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.2 million during the year ended December 31, 2021. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2021 was not material.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative factors are based on portfolio concentration levels, model imprecision, changes in industry conditions, changes in the Company’s loan review process, changes in the Company’s loan policies and procedures, and economic forecast uncertainty.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2021, the portfolio and class segments for the Company’s loan portfolio were:
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
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, accelerated inflation, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of COVID-19 and related variants continues, the effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2021, the changing economic forecasts attributable to COVID-19 and the projected economic recovery led the Company to record a negative provision for credit losses, compared to last year. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Analysis of the Allowance for Credit Losses on Loans. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$101,466	$55,525	$55,562	$60,195	$61,883
Initial allowance due to the adoption of CECL	—	7,920	—	—	—
Charge offs:
Residential mortgage loans	74	69	44	277	421
Commercial mortgage loans	3,234	2,647	222	—	72
Multi-family mortgage loans	34	—	—	—	2
Construction loans	—	—	—	—	6
Commercial loans	1,597	4,763	14,023	28,986	7,187
Consumer loans	517	434	743	755	1,253
Total	5,456	7,913	15,032	30,018	8,941
Recoveries:
Residential mortgage loans	457	109	46	58	1
Commercial mortgage loans	378	177	376	431	59
Multi-family mortgage loans	4	—	—	—	—
Construction loans	20	110	—	—	6
Commercial loans	7,169	1,776	665	428	800
Consumer loans	1,002	465	808	768	787
Total	9,030	2,637	1,895	1,685	1,653
Net (recoveries) charge-offs	(3,574)	5,276	13,137	28,333	7,288
Provision (benefit) charge to operations	(24,300)	29,711	13,100	23,700	5,600
Initial allowance related to PCD loans	—	13,586	—	—	—
Balance at end of period	$80,740	$101,466	$55,525	$55,562	$60,195
Ratio of net (recoveries) charge-offs to average loans outstanding during the period	(0.04)%	0.06%	0.18%	0.39%	0.10%
Allowance for credit losses to total loans	0.84%	1.03%	0.76%	0.77%	0.82%
Allowance for credit losses to non-performing loans	168.11%	116.51%	138.14%	216.28%	172.34%

Allowance for Credit Losses on Loans by Loan Category. The following table sets forth the allowance for credit losses by loan category for the periods indicated. The allowance for credit losses for 2021 and 2020 were based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year credit losses were based upon the incurred loss methodology. This is based on management’s assessment as of a given point in time. This is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken, nor is it an indicator of future loss trends. The allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2021		2020		2019		2018		2017
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,221	12.54%	$7,142	13.16%	$3,414	14.69%	$3,971	15.16%	$4,328	15.59%
Commercial mortgage loans	34,912	39.89	42,014	35.15	12,831	35.14	12,639	31.70	13,136	29.62
Multi-family mortgage loans	9,339	14.22	15,262	15.09	3,374	16.70	4,745	18.46	4,919	19.15
Construction loans	2,633	7.12	3,890	5.51	5,892	5.86	6,323	5.36	5,669	5.35
Commercial loans	26,343	22.82	27,083	26.08	28,263	22.28	25,693	23.37	29,814	23.81
Consumer loans	2,292	3.41	6,075	5.01	1,751	5.33	2,191	5.95	2,329	6.48
Total	$80,740	100.00%	$101,466	100.00%	$55,525	100.00%	$55,562	100.00%	$60,195	100.00%
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
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and

•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than "A" ratings from the rating agencies at December 31, 2021 and the Bank had one security rated with a triple-B by Moody’s Investors Service.
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
At December 31, 2021, the Bank held $3.6 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2021		2020		2019
	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$21	$21	$62	$64	$118	$122
FHLB obligations	2,398	2,360	1,000	1,000	1,800	1,806
FHLMC obligations	3,600	3,537	3,600	3,599	1,900	1,897
FNMA obligations	1,000	984	1,000	1,001	900	898
FFCB obligations	2,998	2,940	2,000	2,001	1,999	2,000
State and municipal obligations	415,724	429,552	433,655	455,039	437,074	451,353
Corporate obligations	10,448	10,315	9,726	9,825	9,838	9,890
Total held-to-maturity debt securities	$436,189	$449,709	$451,043	$472,529	$453,629	$467,966
Available for Sale Debt Securities:
U.S Treasury obligations	$196,898	$196,329	$—	$—	$—	$—
Mortgage-backed securities	1,711,312	1,708,831	910,393	938,413	936,196	947,430
SBA pools	—	—	1,001	1,009	—	—
Asset-backed securities	45,115	46,797	52,295	53,830	—	—
State and municipal obligations	68,702	69,708	69,687	71,258	3,907	4,079
Corporate obligations	36,109	36,186	40,194	40,979	25,032	25,410
Total available for sale debt securities	$2,058,136	$2,057,851	$1,073,570	$1,105,489	$965,135	$976,919
Equity securities	$1,325	$1,325	$971	$971	$825	$825

Average expected life of securities(1)	4.77 years		3.93 years		3.41 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) At December 31, 2021and 2020, excludes allowance for credit losses on held to maturity debt securities of $39,000 and $78,000, respectively.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2021:
FNMA	$721,107	$723,114
FHLMC	692,393	689,558
GNMA	159,310	157,815
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2021. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	At December 31, 2021
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$21	5.00%	$—	—%	$—	—%	$—	—%	$21	5.00%
Agency obligations	—	—	9,996	0.68	—	—	—	—	9,996	0.68
Corporate obligations	1,800	2.32	8,648	0.84	—	—	—	—	10,448	1.10
State and municipal obligations	13,801	2.79	133,518	2.48	200,482	2.56	67,923	2.33	415,724	2.51
Total held to maturity debt securities(2)	$15,622	2.74%	$152,162	2.27%	$200,482	2.56%	$67,923	2.33%	$436,189	2.43%
Available for Sale Debt Securities:
Asset-backed securities	$—	—%	$—	—%	$—	—%	$46,797	1.00%	$46,797	1.00%
State and municipal obligations	—	—	3,898	2.84	1547	1.37	64,263	1.99	69,708	2.03
Mortgage-backed securities	37	2.10	41,198	2.46	250,449	1.37	1,417,147	1.56	1,708,831	1.56
Agency obligations	—	—	98,140	1.05	98,189	1.40	—	—	196,329	1.23
Corporate obligations	3,022	2.96	—	—	31,195	3.29	1,969	5.66	36,186	3.39
Total available for sale debt securities(3)	$3,059	2.95%	$143,236	1.51%	$381,380	1.53%	$1,530,176	1.57%	$2,057,851	1.56%

(1)    Yields are not tax equivalent.
(2)     At December 31, 2021, excludes $39,000 allowance for credit losses on held to maturity debt securities.
(3)    Totals exclude $1.3 million equity securities, at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 93.8% of total deposits at December 31, 2021 and 88.9% of total deposits at December 31, 2020. As of December 31, 2021 and 2020, time deposits maturing in less than one year amounted to $534.5 million and $886.0 million, respectively.
The following table indicates the amount of certificates of deposit at December 31, 2021 by time remaining to maturity.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	( In thousands)
Certificates of deposit of $100,000 or more	$131,369	$71,062	$97,564	$68,282	$368,277
Certificates of deposit less than $100,000	86,876	67,822	79,766	89,774	324,238
Total certificates of deposit	$218,245	$138,884	$177,330	$158,056	$692,515

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2021						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2021	2020	2019
	(In thousands)
Rate:
0.00 to 0.99%	$435,444	$50,818	$13,888	$7502	$13587	$18	$521,257	$592,626	$78,699
1.00 to 2.00%	84,756	13,296	8,367	19,228	1,248	219	127,114	445,255	415,341
2.01 to 3.00%	13,455	13,037	16,048	423	—	—	42,963	55,686	239,737
3.01 to 4.00%	804	194	183	—	—	—	1,181	607	250
Total	$534,459	$77,345	$38,486	$27,153	$14,835	$237	$692,515	$1,094,174	$734,027

Borrowed Funds. At December 31, 2021, the Bank had $626.8 million of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$941,939	$1,177,083	$1,190,006
FHLBNY line of credit	—	422,000	451,000
Securities sold under agreements to repurchase	132,005	115,233	96,914
Average Balance:
FHLBNY advances	673,014	1,045,282	939,916
FHLBNY line of credit	205	97,853	325,481
Securities sold under agreements to repurchase	116,158	86,194	71,234
Weighted Average Interest Rate:
FHLBNY advances	1.27%	1.49%	2.11%
FHLBNY line of credit	0.34	1.09	2.40
Securities sold under agreements to repurchase	0.07	0.28	0.49
The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
FHLBNY advances	$510,014	$1,051,036	$766,409
FHLBNY line of credit	—	25,000	298,000
Securities sold under repurchase agreements	116,760	99,936	60,737
Total borrowed funds	$626,774	$1,175,972	$1,125,146
Weighted average interest rate of FHLBNY advances	1.23%	0.96%	2.14%
Weighted average interest rate of FHLBNY line of credit	—%	0.34%	1.84%
Weighted average interest rate of securities sold under agreements to repurchase	0.30%	0.26%	0.53%
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
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, capital trust pass-through securities qualify as Tier I capital subject to specified limitations. In addition, the Company assumed a $15.0 million private placement of fixed to-floating rate subordinated notes to an institutional investor on December 22, 2016. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. The subordinated notes had an initial call date at par of December 22, 2021 which the Company exercised.
Subordinated debentures at December 31, 2021 and 2020 totaled $10.3 million and $25.1 million, respectively.
WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Bank’s wholly owned subsidiary, Beacon Trust Company and its registered investment advisor subsidiary, Beacon Investment Advisory Services, Inc., (“Beacon”) are engaged in providing wealth management services. Those services include investment management, trust and estate administration, financial planning, tax compliance and planning, and private banking. These services are offered to existing customers through the Bank’s extensive branch, lending and insurance networks.
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on assets under management.
On April 1, 2019, Beacon completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
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
SB One Insurance Company Inc., a full service insurance agency offering both commercial and personal lines of insurance, is a wholly owned subsidiary of the Bank, which also conducts business as Protection Plus Associates Inc.
Sussex Capital Trust II is a Delaware statutory business trust and a non-consolidated subsidiary of the Company.
The Bank has the following active subsidiaries formed to manage and sell real estate acquired through foreclosure:
•Bergen Avenue Realty, LLC, a New Jersey limited liability company;
•Bergen Avenue Realty II, LLC, a New Jersey limited liability company;
•Bergen Avenue Realty PA, LLC, a Pennsylvania limited liability company; and
•490 Boulevard Realty Corp, a New Jersey corporation.
Human Capital Resources
As of December 31, 2021, the Company had 1,119 full-time and 40 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
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
Our Company is committed to fostering an inclusive working environment that promotes a social and cultural diversity, and is free from harassment or discrimination of any kind. We are proud of our diverse workforce, including women holding 63% of managerial positions. We sponsor and support programs like ProvidentWomen which advances personal and professional growth of women in business through education, networking events and volunteer opportunities.
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
As of December 31, 2021, the Bank had consolidated assets of $13.78 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is now subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”). Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds); and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards also now are applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs, though the Company has incurred increased regulatory costs in connection with its preparations over the last several years for exceeding the $10 billion asset threshold.
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

Now that the Company exceeds $10 billion in assets, the Company no longer qualifies for certain regulatory relief provided under the Economic Growth Act, but the Company has and expects to continue to benefit from the above amendments which raised the above asset thresholds for conducting annual company-run stress tests. However, notwithstanding this regulatory relief, the Company intends to continue to employ stress testing protocols commensurate with the risk of the institution as part of its enterprise risk management framework. The Company currently has, and will continue to maintain, a risk committee of its board of directors.
The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in this Annual Report on Form 10-K.

Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including several mandates from the federal bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.
The bank regulatory agencies have ensured that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and have indicated that they will not criticize institutions who do so in a safe and sound manner. The federal bank regulatory agencies have also encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue to assist those borrowers impacted by the COVID-19 pandemic. On April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by an interim final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the federal bank regulatory agencies on June 28, 2021 permits servicers to also offer certain COVID-19-related loan modification options based on the evaluation of an incomplete application. Federal and state moratoria on evictions and foreclosures that were implemented during 2020 in response to COVID-19 were extended late into 2021. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.
The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2021, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Banking Regulation
Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.
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
In July 2019, the federal banking agencies adopted a final rule simplifying certain aspects of the capital rules, the key elements of which apply solely to banking organizations that are not subject to the advanced approaches capital rule (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures). Under the rule, non-advanced approaches banking organizations such as the Bank will apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions other than those currently applied; and capital issued by a consolidated subsidiary of a banking organization and held by third parties (often referred to as minority interest) that is includable in regulatory capital. In addition, certain general requirements of the capital rules have been eliminated in respect of non-advanced approaches institutions, including: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital.
On August 26, 2020, the federal bank regulatory authorities issued a final rule providing banking institutions that adopted the Current Expected Credit Loss ("CECL") accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition.
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2021:

	As of December 31, 2021
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,174,495	8.86%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,174,495	10.87	4.50	7.00
Tier 1 risk-based capital	1,174,495	10.87	6.00	8.50
Total risk-based capital	1,245,602	11.53	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2021, the Bank was considered “well capitalized” under FDIC guidelines.
The Volcker Rule. A provision of the Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and it prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Volcker Rule and its implementing regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” Banking entities also are required to establish internal compliance programs that are consistent with the extent to which an entity engages in activities covered by the Volcker Rule.
In November 2019, the five federal regulatory agencies with jurisdiction over the Volcker Rule (the “Volcker Rule Agencies”) issued a final rule revising certain aspects of the Volcker Rule’s implementing regulations. The final rule simplified and streamlined compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the amended regulations, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities), have heightened compliance obligations. Compliance with the amended regulations was required by January 1, 2021.
Further, in June 2020, Volcker Rule Agencies issued a final rule modifying the Volcker rule's prohibition on banking entities' investing in or sponsoring “covered funds.” The final rule (1) streamlined the covered funds portion of the rule; (2) addressed the extraterritorial treatment of certain foreign funds; and (3) permitted banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. Although we have benefited from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we remain subject to the modified rules and requirements related to covered funds.
Current Expected Credit Loss ("CECL") Treatment. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans and leases held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019.
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
Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2021, dividends paid by the FHLBNY to the Bank totaled $2.3 million.
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
The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. Under current FDIC rules, the assessment range (inclusive of possible adjustments) is for institutions with greater than $12.0 billion of total assets established at 1.0 to 40 basis points.
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
Most institutions are currently assessed based on financial ratios derived from statistical models that estimate the probability of a bank’s failure within three years. Banks of greater than $10 billion are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings and financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail. The Bank has exceeded $10 billion in assets for four consecutive calendar quarters and is now classified as a large institution for deposit insurance assessment purposes, resulting in a higher FDIC insurance premium.
Brokered Deposits. The Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed in greater detail below, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (3) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI is not considered a “deposit broker.” The final rule took effect on April 1, 2021 and full compliance is required by January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to except from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks.
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
In many jurisdictions, including every state of the United States, consumers must be notified in the event of a data breach. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.
Community Reinvestment Act ("CRA") and Fair Lending Laws. All FDIC insured institutions have a responsibility under the CRA and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers (i.e. assessment(s)).  In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA.  Among other things, the current CRA regulations rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process focuses on three tests:

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
The federal banking agencies have expressed interest in and have taken certain steps toward reform of the CRA’s implementing regulations, and have indicated that a joint notice of proposed rulemaking to modify and enhance such regulations may be issued in 2022. However, the prospects for and timing of any such rulemaking, as well as the content and scope of any proposed regulations, cannot be predicted at this time.

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
The Dodd Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, such as us, having at least $1 billion in total assets (including the Company and the Bank), to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding “clawbacks” of incentive-based executive compensation. On January 27, 2022, the SEC extended this comment period until March 4, 2022. The scope and content of the federal banking agencies’ policies on executive compensation may continue to evolve in the near future.
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
Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage (“QM”) is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount. In December 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict debt-to-income (“DTI”) threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate ("APR") does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QM loans for those that meet certain performance requirements. Specifically, that rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from APR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The mandatory compliance date under the first final rule initially was July 1, 2021, but was subsequently delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule.
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. Now that the Company has exceeded $10 billion in assets in 2020, it is subject to the supervisory and enforcement authority of the CFPB.
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

On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On December 8, 2021 FINCEN issued proposed regulations to further implement the amendments with respect to beneficial ownership.
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
Climate-Related Risk Management and Regulation. In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the Office of the Comptroller of the Currency (“OCC”), which supervises national banks and federal savings associations, issued proposed principles for climate-related financial risk management for institutions with more than $100 billion in total assets. The agencies have also indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, Pennsylvania Governor, Tom Wolf, has announced the Pennsylvania Climate Action Plan of 2021, which will, in part, focus on the negative impact businesses have on greenhouse gas emissions. State and local climate-related legislative and regulatory initiatives may also require us to expend capital to conform to applicable requirements.
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
Income on Interchange Fees
The Company exceeded $10 billion in assets in 2020 and became subject to the interchange fee cap mandated by the Dodd-Frank Act on July 1, 2021. As such, the fees the Company may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Company had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2021.

	As of December 31, 2021
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,252,925	9.45%	4.00%	4.00%
Common equity tier 1 risk-based capital	1,240,038	11.47	4.50	7.00
Tier 1 risk-based capital	1,252,925	11.59	6.00	8.50
Total risk-based capital	1,324,032	12.25	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2021, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Effective September 30, 2020, the Federal Reserve finalized a rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The amended control rule has had, and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Federal Securities Laws. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Investment Adviser Regulation. Beacon Investment Advisory Services, Inc. is an investment adviser registered with the SEC. As such, it is required to make certain filings with and is subject to periodic examination by, the SEC.

Delaware Corporate Law. The Company is incorporated under the laws of the State of Delaware. As a result, the rights of its stockholders are governed by the Delaware General Corporate Law and the Company’s Certificate of Incorporation and Bylaws.
TAXATION
Federal Taxation
General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.
On March 27, 2020 in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) into law, which provides stimulus to the US economy in the form of various individual and business assistance programs as well as temporary changes to existing law. The CARES Act of 2020 includes tax provision that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based laws. ASC740 requires the tax effects of changes in tax law or rates to be recorded in the period of enactment. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of 12/31/2020 was not material.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2021 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2021, the Bank had an unrecognized tax liability of $13.4 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, for tax periods ending December 31, 2017 and prior a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, the Company had approximately $1.1 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repealed the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017.
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are subject to the corporation business tax at 9% of apportioned taxable income. Certain entities can qualify as a NJ investment company which taxes income at 3.6% plus NJ surcharge. This election is an annual election and if elected, the entity is not included in the unitary group. As a result of legislation that New Jersey enacted on July 1, 2018 and an extension passed on September 29, 2020, the Company and the Bank are subject to an additional temporary surtax effective for tax years 2018 through 2023, and are required to file combined tax returns beginning 2019.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2021 is 30.0% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned net income. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The Company's 2017 and 2018 New York State returns are currently under audit.
Item 1A.    Risk Factors.
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock. The Company's risk factors are categorized as follows:
•Risks Related to the Economy, Financial Markets, and Interest Rates
•Risks Related to Regulatory, Compliance, Environmental and Legal Matters
•Risks Related to Business Environment and Operations.
•Risks Related to Technology and Security
Risks Related to the Economy, Financial Markets, and Interest Rates
Changes to the underlying drivers of our net interest income could adversely affect our results of operations and financial condition.
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
Our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2021, our available for sale debt securities portfolio totaled $2.06 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the Company’s investment securities and other interest-earning assets. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we rely on our loan monitoring program, our loan quality reviews, our credit risk rating process, loan portfolio trends, our experience, our evaluation of economic conditions and our selection of a reasonable and supportable forecast, among other factors. The Company measures projected credit losses over the estimated life of the asset by applying quantitative and qualitative loss factors we derive using a macroeconomic forecast that we deem most likely to occur. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs.
Commercial real estate, commercial and industrial and construction loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2021, our portfolio of commercial real estate loans, including multi-family loans, totaled $5.19 billion, or 54.6% of total loans, our commercial and industrial loans totaled $2.19 billion, or 23.0% of portfolio loans, and our construction loans totaled $683.2 million, or 7.2% of total loans. We plan to continue to emphasize the origination of these types of loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial and industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be volatile, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans may pose higher risk than the levels expected at origination, as projects may stall, absorption may be slower than projected or sales prices may be lower than forecasted. In addition, many of our borrowers have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose the Company to significantly greater risk of loss.
Risks Related to Regulatory, Compliance, Environmental and Legal Matters
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination of various regulatory authorities, but primarily by the New Jersey Department of Banking and Insurance, our chartering authority, and by the FDIC, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision governs the activities in which a bank and its holding company may engage and is intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to require that we hold additional capital, restrict our operations, modify the classification of our assets, increase our allowance for credit losses, and strengthen the management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company's operations.
The potential exists for additional federal or state laws and regulations regarding capital requirements, lending and funding practices and, liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends that may be identified in our examinations, which may include the potential for the issuance of formal enforcement orders. Further, actions taken to date, as well as potential actions, may not provide the level of beneficial effects necessary to offset their cost to us. In addition, new laws, regulations, and other regulatory changes could further increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, may also significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
As a financial institution with assets greater than $10 Billion, we are subject to additional regulation and increased supervision, including by the CFPB.
Provident's total assets were $13.78 billion at December 31, 2021. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
We may be required to invest more significant management attention and resources to make further changes necessary to comply with enhanced regulatory expectations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations may have on us, these changes could be material.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by multi-family buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. While our level of CRE Loans equaled 471.4% of total risk-based capital at December 31, 2021, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
In December 2015, the Agencies released a statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our loan portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings or our ability to engage in certain merger and acquisition activity could be adversely affected.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to BSA/AML compliance, CRA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of a merger which would adversely affect our business following the closing, or which were not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
We may experience impairments of goodwill or other intangible assets in the future.

As of December 31, 2021, our consolidated balance sheet included goodwill of $444.4 million and other intangible assets of $19.8 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in the identification of a decline in the fair value of our goodwill or other intangible assets, which may be less than the carrying value. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
Climate change and related governmental action may materially affect the Company’s business and results of operations.
The effects of climate change continue to create a level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an effort to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict specifically how climate change may impact the financial condition and operations of the Company; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing certain loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. The effects of changing strategies, policies, and investments as the global community transitions to a lower-carbon economy will impose additional operational and compliance burdens, and may result in market trends that alter business opportunities. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse impact on our financial condition and results of operations.
Risk Related to Business Environment and Operations.
The economic impact of the COVID-19 outbreak has adversely affected, and is likely to continue to adversely affect, the Company's business and results of operations.

The COVID-19 pandemic caused significant economic dislocation which resulted in prolonged stress on economic activity and a related increase in unemployment. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. While much of the national economy has reopened, significant uncertainty remains concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their longer-term impact on the U.S. economy.
The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which remain highly uncertain and cannot be predicted, including the emergence of variants and level of infections, efficacy and availability of therapeutics, the speed, strength and extent of a full economic recovery, and any adverse economic impact from future actions that may be taken by governmental authorities and other third parties in response to the pandemic.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company's business. The extent of such impact will depend on future developments, which are highly uncertain. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to the following risks, any of which could have a material adverse effect on our respective business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced loan repayments impacting cash flows and liquidity;
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
•the Company’s wealth management revenues may decline with market turmoil;
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
Governmental and regulatory actions to mitigate the impact of the COVID-19 pandemic could result in a material decline in our earnings and pose additional risks.
There have been several regulatory and legislative actions intended to help mitigate the adverse economic impact of COVID-19 on individuals and businesses, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19, mandatory loan forbearances and to participate in the SBA Paycheck Protection Program ("PPP"). In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. Due to the unforeseen nature of the pandemic, future regulatory action is highly uncertain and cannot be predicted. Further, there have been several other bank regulatory actions and legislative changes intended to help mitigate the adverse impact of COVID-19. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.
The Company has offered, and if necessary may once again offer, payment deferrals, forbearances, and other forms of assistance to commercial, small business and consumer customers that have been impacted by the COVID-19 pandemic. If these customers are unable to repay their loans in a timely manner when payment deferrals, forbearances or other forms of assistance end, delinquency levels may increase, the Company may be required to reverse the accrual of interest during the deferral or forbearance period, and there may be a need to provide additional reserves for credit losses. The Company’s participation in PPP could expose us to the risk of civil litigation or regulatory scrutiny regarding the processing and forgiveness of PPP loans.
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
The London Interbank Offered Rate (“LIBOR”) is a global financial benchmark and reference rate that we use to set interest rates for a significant portion of our commercial loan portfolio. At December 31, 2021, loans utilizing the LIBOR rate totaled $1.94 billion. The marketplace that sets the LIBOR rate no longer supports certain tenors (e.g. overnight, 1 month, 3 month, etc.) of LIBOR as of December 31, 2021 and has announced that it will no longer support the remaining tenors after June 2023.
The Bank was not impacted by the partial LIBOR cessations as of December 31, 2021. If LIBOR is completely discontinued after June 2023 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Company and the industry. The Company is in the process of selecting an alternative rate that is most applicable.
Acts of terrorism, severe weather, natural disasters, public health issues, geopolitical and other external events could impact our ability to conduct business.
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale geopolitical, political or social matters, including terrorist acts, and cyber-attacks. The emergence of widespread health emergencies or pandemics, similar to the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by any current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our overall profitability, including our wealth management fee income.
A general economic slowdown could affect our core banking business. Headwinds facing the U.S. economy continued during 2021, even as the economy recovered from the COVID-19 induced recession, noting in particular that the New Jesrey unemployment rate remains above its pre-pandemic level. The consensus forecast has the economy continuing its recovery from the recession brought about by the pandemic, largely due to unprecedented fiscal support and monetary stimulus. Adverse changes in the economy could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.

Furthermore, uncertainty and market volatility regardless of overall market conditions, could affect the value of the assets under management in our wealth management business resulting in lower fee income. Conditions that produce extended market volatility could affect our ability to provide our clients with an adequate return, thereby impacting our ability to attract new clients or causing existing clients to seek more stable investment opportunities with alternative wealth advisors.
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
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC, along with other banking agencies, has the authority to impose fines and other penalties and sanctions on us, including restricting our ability to grow through acquisition. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
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
Furthermore, key components of the financial services value chain have been replicated by digital innovation, commonly referred to as Fintech. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies. In July 2018, the OCC announced that it will begin accepting applications from Fintechs to become special purpose national banks. Although the OCC’s authority to issue special purpose bank charters to non-bank Fintechs continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of our operations.
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
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems to provide secure processing, transmission, storage and retrieval of confidential and proprietary information.
Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct financial transactions. Financial institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees, customers or third parties, or otherwise materially disrupt network access or business operations.
We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a larger bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material adverse consequences relating to technology failure, cyber-attacks or other information or security breaches.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, there can be no assurance that such policies and procedures will prevent all fraudulent transfers. Such activity could result in financial liability and harm to our reputation.
Misuse of our technology by our employees could also result in fraudulent, improper or unauthorized activities on behalf of customers or improper use of confidential information. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect these types of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
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
We rely on third-party providers and other suppliers for a number of services that are important to our business. A breach, failure, interruption, cessation of an important service by any third party could have a material adverse effect on our business, as well as cause reputational harm.
We are dependent for most of our technology, including our core operating system, on third-party providers. The Bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by third-party service providers, which are integral to our business. We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged because of a number of factors including events that are wholly or partially beyond our control.
We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to third-parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. If these third-parties were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third-parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. If any of our third-party service providers experience a breach or cyber-attack of their information systems it could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity, and financial condition, and cause reputational harm. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise because of an operational deficiency or because of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. While we maintain a risk management program that is designed to minimize risk, we could suffer losses, face regulatory action, and suffer damage to our reputation because of our failure to properly anticipate and manage these risks.
Failure to keep pace with technological changes could adversely affect our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers, reduce costs and create capacity. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
There are no unresolved comments from the staff of the SEC to report.

Item 2.    Properties
Property
At December 31, 2021, the Bank conducted business through 96 full-service branch offices located throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus, and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Queens, New York. The aggregate net book value of premises and equipment was $80.6 million at December 31, 2021.
The Company’s executive offices are located in a leased facility at 239 Washington Street, Jersey City, New Jersey, which is also the Bank’s Main Office. The Bank’s administrative offices are located in a leased facility at 111 Wood Avenue South, Iselin, New Jersey.
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
As of February 1, 2022, there were 83,209,012 shares of the Company’s common stock issued and 77,112,512 shares outstanding, and approximately 4,735 stockholders of record.
On January 28, 2022, the Board of Directors declared a quarterly cash dividend of $0.24 per common share which was paid on February 25, 2022, to common stockholders of record as of the close of business on February 11, 2022. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations; tax considerations; industry standards; economic conditions; regulatory restrictions; including those that affect the payment of dividends by the Bank to the Company; and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2016 through December 31, 2021, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the S&P Composite Thrift Index over such period. This Index, produced by S&P Global, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2016.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Provident Financial Services, Inc.
Russell 2000
S&P Composite

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Provident Financial Services, Inc.	100.00	98.79	91.27	97.40	75.46	105.99
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	107.60	87.31	118.66	112.03	138.18

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2021 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2021 through October 31, 2021	—	$—	—	3,441,106
November 1, 2021 through November 30, 2021	—	—	—	3,441,106
December 1, 2021 through December 31, 2021	289,843	23.43	289,843	3,151,263
Total	289,843	$23.43	289,843
The Company repurchased 289,843 shares of its common stock at a cost of $6.8 million during the fourth quarter of 2021 under the stock repurchase program approved by the Company’s Board of Directors. The Company repurchased 965,223 shares of its common stock at a cost of $21.7 million in 2021. At December 31, 2021, 3.2 million shares were eligible for repurchase under the board approved stock repurchase program.
(1) On December 28, 2020, the Company’s Board of Directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.
Item 6.    [Reserved]
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
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating full-service branches and loan production offices throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. The Bank also provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance services through its wholly owned subsidiary, SB One Insurance Agency, Inc.
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
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2021, these commercial loan types accounted for 84.1% of the loan portfolio and retail loans accounted for 15.9%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2021, core deposits were 93.8% of total deposits.
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
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three-year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction was deductible for tax purposes.
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. In May of 2021, a $4.0 million earn out was paid as certain acquisition agreement limits were satisfied in year two of the acquisition. Additionally, in September of 2021, as a result of declining asset valuations, a $3.4 million reduction in the contingent consideration related to possible future earn-out provisions was made. As a result, the estimated fair value of the contingent consideration liability at December 31, 2021 was $2.0 million.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative factors are based on portfolio concentration levels, model imprecision, changes in industry conditions, changes in the Company’s loan review process, changes in the Company’s loan policies and procedures, and economic forecast uncertainty.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2021, the portfolio and class segments for the Company’s loan portfolio were:
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
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since their origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2021, the changing economic forecasts attributable to COVID-19 and the projected economic recovery led the Company to record a negative provision for credit losses, compared to an increase in the provision for the same period last year. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2021 and 2020.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2021, 2020 and 2019. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$421,898	$533	0.13%	$199,234	$478	0.24%	$41,913	$854	2.03%
Federal funds sold and short-term investments	181,982	2,192	1.20	124,979	1,920	1.54	61,032	1,870	3.07
Held to maturity debt securities	437,994	10,743	2.45	446,666	11,461	2.57	467,711	12,424	2.66
Available for sale debt securities	1,539,811	21,515	1.40	1,043,799	21,736	2.08	1,072,106	27,455	2.56
Equity Securities, At Fair Value	1,063	—	—	822	—	—	724	—	—
Federal Home Loan Bank NY Stock	41,671	2,283	5.48	61,824	3,710	6.00	66,285	4,387	6.62
Net loans(2)	9,556,702	365,073	3.82	8,367,663	324,004	3.87	7,190,113	324,480	4.51
Total interest-earning assets	12,181,121	402,339	3.30	10,244,987	363,309	3.55	8,899,884	371,470	4.17
Non-interest earning assets	1,157,790			1,092,153			920,948
Total assets	$13,338,911			$11,337,140			$9,820,832
Interest-bearing liabilities:
Savings deposits	$1,414,560	$1,604	0.11%	$1,143,381	$1,689	0.15%	$1,015,547	$1,681	1.17%
Demand deposits	5,794,398	20,458	0.35	4,364,257	22,763	0.52	3,625,989	29,542	0.81
Time deposits	868,185	4,451	0.51	868,161	9,137	1.05	801,374	14,271	1.78
Borrowed funds	789,838	8,614	1.09	1,227,894	16,638	1.36	1,336,631	28,003	2.10
Subordinated debentures	24,794	1,189	4.79	10,439	512	4.90	—	—	—
Total interest-bearing liabilities	8,891,775	36,316	0.41	7,614,132	50,739	0.67	6,779,541	73,497	1.08
Non-interest bearing liabilities:
Non-interest bearing deposits	2,543,287			1,984,420			1,502,672
Other Non-interest bearing liabilities	230,134			244,025			143,760
Total Non-Interest Bearing Liabilities	2,773,421			2,228,445			1,646,432
Total liabilities	11,665,196			9,842,577			8,425,973
Stockholders’ equity	1,673,715			1,494,563			1,394,859
Total liabilities and equity	$13,338,911			$11,337,140			$9,820,832
Net interest income		$366,023			$312,570			$297,973
Net interest rate spread			2.89%			2.88%			3.09%
Net interest earning assets	$3,289,346			$2,506,423			$2,115,022
Net interest margin(3)(4)			3.00%			3.05%			3.35%
Ratio of interest-earning assets to total interest-bearing liabilities	1.37x			1.33x			1.31x
(1) Average outstanding balance amounts are at amortized cost.
(2) Average outstanding balances are net of the allowance for credit losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3) Net interest income divided by average interest-earning assets.
(4) The previously reported average balances of the interest bearing cash and non-interest bearing cash for the years ended December 31, 2020 and December 31, 2019 were recalculated. These recalculations resulted in the previously reported net interest margin of 2020 changing from 3.09% to 3.05%, while there was no change to the previously reported net interest margin of 2019.

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

	Years Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$5,335	$(5,008)	$327	$7,785	$(8,110)	$(325)
Investment securities	(219)	(499)	(718)	(968)	5	(963)
Securities available for sale	8,321	(8,542)	(221)	(623)	(5,096)	(5,719)
Federal Home Loan Bank Stock	(1,126)	(301)	(1,427)	(284)	(393)	(677)
Loans	45,467	(4,398)	41,069	49,100	(49,576)	(476)
Total interest-earning assets	57,778	(18,748)	39,030	55,010	(63,170)	(8,160)
Interest-bearing liabilities:
Savings deposits	353	(439)	(86)	2,606	(2,597)	9
Demand deposits	6,240	(8,544)	(2,304)	5,235	(12,014)	(6,779)
Time deposits	—	(4,686)	(4,686)	1,107	(6,241)	(5,134)
Borrowed funds	(5,187)	(2,837)	(8,024)	(2,128)	(9,237)	(11,365)
Subordinated debentures	689	(12)	677	512	—	512
Total interest-bearing liabilities	2,095	(16,518)	(14,423)	7,332	(30,089)	(22,757)
Net interest income	$55,683	$(2,230)	$53,453	$47,678	$(33,081)	$14,597
There were no out-of-period items and/or adjustments that had a material impact on the rate/volume analysis for the periods aforementioned in the table above.
Comparison of Financial Condition at December 31, 2021 and December 31, 2020
Total assets at December 31, 2021 were $13.78 billion, an $861.5 million increase from December 31, 2020. The increase in total assets was primarily due to a $912.7 million increase in total investments and a $180.1 million increase in cash and cash equivalents, partially offset by a $241.3 million decrease in total loans.
The Company’s loan portfolio decreased $241.3 million to $9.58 billion at December 31, 2021, from $9.82 billion at December 31, 2020, despite strong originations, as prepayments, including Paycheck Protection Program ("PPP") loan forgiveness, were elevated. Total PPP loans outstanding decreased $378.3 million to $94.9 million at December 31, 2021, from $473.2 million at December 31, 2020. Excluding the net decrease in PPP loans, loans increased $137.0 million to $9.49 billion at December 31, 2021, from $9.35 billion at December 31, 2020. For the year ended December 31, 2021, loan fundings, including advances on lines of credit, totaled $3.52 billion, compared with $3.50 billion for 2020. Originations under PPP programs totaled $208.7 million and $397.8 million for the years ended December 31, 2021 and 2020, respectively. Excluding the net decrease in PPP loans, during the year ended December 31, 2021, the loan portfolio had net increases of $368.7 million in commercial mortgage loans and $141.2 million in construction loans, partially offset by net decreases of $165.1 million in consumer loans, $120.1 million in multi-family mortgage loans, $92.1 million in residential mortgage loans and $304,000 in commercial loans. Commercial real estate, commercial and construction loans represented 84.1% of the total loan portfolio at December 31, 2021, compared to 81.8% at December 31, 2020.

Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $8.06 billion, accounting for 84.1% of the loan portfolio at December 31, 2021, compared to $8.05 billion, or 81.8% of the loan portfolio at December 31, 2020. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.53 billion and accounted for 15.9% of the loan portfolio at December 31, 2021, compared to $1.79 billion, or 18.2%, of the loan portfolio at December 31, 2020.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $167.1 million and $78.5 million, respectively, at December 31, 2021. At December 31, 2021, no SNC relationships were classified as substandard or worse.
The Company had outstanding junior lien mortgages totaling $139.4 million at December 31, 2021. Of this total, nine loans totaling $376,900 were 90 days or more delinquent, and were allocated total loss reserves of $5,415.
At December 31, 2021, the Company’s allowance for credit losses related to the loan portfolio was 0.84% of total loans, compared to 1.03% of total loans at December 31, 2020. For the year ended December 31, 2021, the Company recorded a negative provision of $24.3 million for credit losses related to loans, compared to a $29.7 million provision for year ended December 31, 2020. The Company had net recoveries of $3.6 million for the year ended December 31, 2021, compared to net charge-offs of $5.3 million in 2020. The reduction in provision for credit losses for the year ended December 31, 2021, compared to the same period in the prior year, was primarily the result of an improved economic forecast and improved asset quality. The net recoveries realized for the year ended December 31, 2021 further contributed to the negative provision for credit losses in the period.
Total non-performing loans at December 31, 2021 were $48.0 million, or 0.50% of total loans, compared with $87.1 million, or 0.89% of total loans at December 31, 2020. The decrease in non-performing loans in 2021 reflects the ongoing economic recovery from the depths of the pandemic recession as improving economic conditions and historically low interest rates positively affected borrowers’ ability to repay contractually due principal and interest payments. At December 31, 2021, impaired loans totaled $52.3 million with related specific reserves of $4.3 million, compared with impaired loans totaling $86.0 million with related specific reserves of $9.0 million at December 31, 2020. Within total impaired loans, there were $34.2 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing commercial mortgage loans decreased $15.1 million to $16.9 million at December 31, 2021, from $32.0 million at December 31, 2020. At December 31, 2021, non-performing commercial mortgage loans consisted of 14 loans at December 31, 2021. Of these 14 loans, 7 loans totaling $9.0 million were PCD loans. The largest non-performing commercial mortgage loan was a $6.7 million loan secured by a first mortgage on a property located in Woodside, New York. This loan is currently paying in accordance with its restructured terms.
Non-performing commercial loans decreased $21.5 million to $20.6 million at December 31, 2021, from $42.1 million at December 31, 2020. Non-performing commercial loans at December 31, 2021 consisted of 51 loans, of which 31 loans were under 90 days accruing. Of these non-performing commercial loans, 21 were PCD loans totaling $6.4 million. The largest non-performing commercial loan relationship consisted of four loans with total outstanding balances of $3.2 million at December 31, 2021. All of these loans are unsecured/non-real estate secured. These loans are currently paying in accordance with their restructured terms.
Non-performing construction loans increased $973,000 to $2.4 million at December 31, 2021. Non-performing construction loans at December 31, 2021 consisted of two PCD loans. There were $1.4 million non-performing construction loans at December 31, 2020.
Non-performing multi-family mortgage loans totaled $439,000 at December 31, 2021. There were no non-performing multi-family mortgage loans at December 31, 2020.
At December 31, 2021, the Company held $8.7 million of foreclosed assets, compared with $4.5 million at December 31, 2020. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2021, there were four additions to foreclosed assets with an aggregate carrying value of $8.0 million and ten properties sold with an aggregate carrying value of $2.6 million and valuation charges of $1.2 million.
Non-performing assets totaled $56.8 million, or 0.41% of total assets at December 31, 2021, compared to $91.6 million, or 0.71% of total assets at December 31, 2020. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.2 million during the year ended December 31, 2021. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2021 was not material.
Total deposits increased $1.40 billion for the year ended December 31, 2021 to $11.23 billion. Total savings and demand deposit accounts increased $1.80 billion to $10.54 billion at December 31, 2021, while total time deposits decreased $401.7 million to $692.5 million at December 31, 2021. The increase in total savings and demand deposit accounts for the year ended December 31, 2021 was largely attributable to a $913.6 million increase in interest bearing demand deposits, as the Company shifted $450.0 million of maturing Federal Home Loan Bank of New York ("FHLB") borrowings into lower-costing brokered demand deposits, a $424.8 million increase in non-interest bearing demand deposits, which partially benefited from deposits retained from activity associated with PPP loans and stimulus funding, a $347.1 million increase in money market deposits and a $112.4 million increase in savings deposits. The decrease in time deposits was primarily due to the outflow of brokered time deposits, combined with additional maturities of longer-term retail time deposits.
Borrowed funds decreased $549.2 million for the year ended December 31, 2021, to $626.8 million. The decrease for the period was largely due to the maturity and replacement of FHLB borrowings with lower-costing brokered deposits and the net inflow of retail deposits. Borrowed funds represented 4.5% of total assets at December 31, 2021, a decrease from 9.1% at December 31, 2020.
Stockholders’ equity increased $77.3 million during the year ended December 31, 2021 to $1.70 billion, primarily due to net income earned for the year, partially offset by dividends paid to stockholders, common stock repurchases and a decrease in unrealized gains on available for sale debt securities. For the year ended December 31, 2021, common stock repurchases totaled 965,223 shares at an average price per share of $22.43, of which 44,078 shares, at an average price per share of $21.81, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At December 31, 2021, 3.2 million shares remained eligible for repurchase under the current authorization.
Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020
General. Net income for the year ended December 31, 2021 was $167.9 million, compared to $97.0 million for the year ended December 31, 2020. Basic and diluted earnings per share were $2.20 and $2.19 per share, respectively, compared to basic and diluted earnings per share of $1.39 for the year ended December 31, 2020.
Earnings for the year ended December 31, 2021 were favorably impacted by growth in average interest earning assets, including assets acquired in the July 31, 2020 merger with SB One Bancorp ("SB One") and the deployment of liquidity arising from increased deposits, into earning assets. Earnings for the year ended December 31, 2021 further benefited from a negative provision for credit losses attributable to an improved economic forecast and improved asset quality. The Company recorded a $24.3 million negative provision for the year ended December 31, 2021, compared to a $29.7 million provision for credit losses for 2020.
Net Interest Income. Net interest income increased $53.5 million to $366.0 million for 2021, from $312.6 million for 2020. The interest rate spread increased one basis point to 2.89% for 2021, from 2.88% for 2020. The net interest margin decreased five basis points to 3.00% for 2021, compared to 3.05% for 2020. For the year ended December 31, 2021, the decrease in net interest margin was primarily attributable to increases in the average balance of both lower-yielding cash and available for sale debt securities portfolios, combined with the downward repricing of certain adjustable rate loans. This decrease was partially offset by the inflow of lower-costing core deposits, along with an increase in the accelerated recognition of fees related to the forgiveness of PPP loans in 2021. For the year ended December 31, 2021, fees related to the forgiveness of PPP loans totaled $11.3 million, which was recognized in interest income, compared to $3.8 million for the year ended December 31, 2020.
Interest income increased $39.0 million to $402.3 million for 2021, compared to $363.3 million for 2020. The increase in interest income was attributable to interest income from the SB One loan portfolio, partially offset by the downward repricing of certain adjustable rate assets and lower rates on newly originated loans. Average interest-earning assets increased $1.94 billion to $12.18 billion for 2021, compared to $10.24 billion for 2020. The increase in average earning assets was largely due to a $1.19 billion increase in average outstanding loan balances to $9.56 billion for 2021, attributable to the loan portfolios acquired from SB One and PPP loan originations. The yield on interest-earning assets decreased 25 basis points to 3.30% for 2021, from 3.55% for 2020. The weighted average yield on total loans decreased five basis points to 3.82% for 2021 and the weighted average yield on available for sale debt securities decreased 68 basis points to 1.40% for 2021, from 2.08% for 2020. The weighted average yield on FHLBNY stock decreased to 5.48% for 2021, compared to 6.00% for 2020.
Interest expense decreased $14.4 million to $36.3 million for 2021, from $50.7 million for 2020. The decrease in interest expense was primarily attributable to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in average interest-bearing deposits. The average rate paid on interest-bearing liabilities decreased 26 basis points to 0.41% for

2021, compared to 2020. The average rate paid on interest-bearing deposits decreased 20 basis points to 0.33% for 2021, from 0.53% for 2020. The average rate paid on borrowings decreased 27 basis points to 1.09% for 2021, from 1.36% for 2020. The average rate paid on subordinated debentures assumed in the SB One acquisition was 4.79% for 2021. Average interest-bearing deposits increased $1.70 billion to $8.08 billion for 2021, from $6.38 billion for 2020. The average balance of interest-bearing liabilities increased $1.28 billion to $8.89 billion for 2021, compared to $7.61 billion for 2020. Within average interest-bearing deposits, average interest-bearing core deposits increased $1.70 billion to $7.21 billion for 2021, compared with 2020. Average non-interest bearing demand deposits increased $558.9 million to $2.54 billion for 2021, from $1.98 billion for 2020. Average outstanding borrowings decreased $438.1 million to $789.8 million for 2021, compared to 2020. Average outstanding subordinated debentures for 2021 was $24.8 million.
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
For the year ended December 31, 2021, the Company recorded a $24.3 million negative provision for credit losses on loans, compared to a $29.7 million provision for 2020. The Company, for the year ended December 31, 2021, had net loan recoveries of $3.6 million, compared to net charge-offs of $5.3 million for 2020. Total charge-offs for the year ended December 31, 2021 were $5.5 million, compared to $7.9 million for the year ended December 31, 2020. Recoveries for the year ended December 31, 2021, were $9.0 million, compared to $2.6 million for the year ended December 31, 2020. The reduction in provision for credit losses for the year ended December 31, 2021, compared to the prior year, was primarily the result of an improved economic forecast and improved asset quality. The net recoveries realized for the year ended December 31, 2021 further contributed to the negative provision for credit losses in the year.
Non-Interest Income. For the year ended December 31, 2021, non-interest income totaled $86.8 million, an increase of $14.4 million from 2020. Insurance agency income totaled $10.2 million, an increase of $6.3 million for the year ended December 31, 2021, compared to the same period in 2020, resulting from the prior year acquisition of SB One. Fee income increased $6.1 million to $30.0 million, compared to the same period in 2020, largely due to a $3.8 million increase in prepayment fees on commercial loans, a $973,000 increase in loan-related fee income, a $743,000 increase in non-deposit investment fee income and a $601,000 increase in deposit related fee income. These increases were partially offset by a $362,000 decrease in debit card revenues. The increases in fee income are partially attributable to the addition of the SB One customer base as well as a recovering economy compared to the severe negative effects that COVID-19 had on consumer and business activities in the prior year. The decrease in debit card revenue was largely due to interchange transaction fee limitations imposed by the Durbin amendment, which became effective for the Company on July 1, 2021, mitigated by an increase in transaction fees related to the SB One customer base. Wealth management income increased $5.0 million to $30.8 million for the year ended December 31, 2021, compared to $25.7 million for the same period in 2020, primarily due to an increase in the market value of assets under management as a result of strong equity market performance and new business generation. Additionally, BOLI income increased $1.4 million to $7.9 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to an increase in benefit claims, additional income related to the BOLI assets acquired from SB One and higher equity valuations. Partially offsetting these increases, other income decreased $5.1 million to $7.7 million for the year ended December 31, 2021, primarily due to an $8.2 million decrease in net fees on loan-level interest rate swap transactions, an $884,000 decrease in net gains on the sale of fixed assets and a $334,000 decrease in net gains on sale of foreclosed real estate, partially offset by income recognized from a $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of Tirschwell & Loewy, Inc. by Beacon Trust Company.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2021 was $250.1 million, an increase of $22.3 million from 2020. Compensation and benefits expense increased $12.5 million to $143.4 million for the year ended December 31, 2021, compared to $130.9 million for the year ended December 31, 2020. This increase was primarily due to increases in salary expense and employee medical benefits associated with the addition of former SB One employees, combined with an increase in the accrual for incentive compensation, company-wide annual merit increases and an increase in stock-based compensation, partially offset by a decrease in severance expense. Net occupancy costs increased $5.8 million to $32.9 million for the year ended December 31, 2021, compared to 2020, mainly due to increases in rent, depreciation, utilities and maintenance expenses related to the facilities acquired from SB One, along with an increase in snow removal costs incurred earlier in the year. FDIC insurance expense increased $3.1 million to $6.3 million for year ended December 31, 2021, compared to $3.1 million for 2020, primarily due to an increase in the insurance assessment rate and an increase in total assets subject to assessment, including assets acquired from SB One, along with the receipt of the small bank assessment credit in the prior year that was not available in 2021. Other operating expenses increased $2.4 million to $38.6 million for the year ended December 31, 2021, compared to $36.2 million for the year ended December 31, 2020, largely due to a valuation adjustment on foreclosed assets and increases in debit card maintenance, insurance and business development expenses, as a result of the addition of SB One, partially offset by non-recurring merger related expenses incurred in the prior year. Partially offsetting these increases in non-interest expense, data processing costs decreased $1.0 million to $19.8 million, compared with 2020, primarily due to non-recurring core system conversion costs related to the SB One acquisition in the prior year, partially offset by increases in software subscription service expense and online banking costs. Additionally, advertising expense decreased $449,000 for the year ended December 31, 2021, compared with 2020, mainly due to the curtailment of certain product marketing campaigns in the current year.
Income Tax Expense. For the year ended December 31, 2021, the Company’s income tax expense was $59.2 million, compared with $30.6 million for 2020. The Company’s effective tax rate was 26.1% for the year ended December 31, 2021, compared with 24.0% for the year ended December 31, 2020. The increase in tax expense and the effective tax rate for the year ended December 31, 2021, compared with the same period in 2020, was partially attributable to increases in taxable income and the reduced proportion of income derived from tax exempt sources to total pre-tax income. Further, upon the filing of the 2020 state income tax returns in the fourth quarter of 2021, a discrete item resulting in additional tax expense was recorded related to the apportionment of income subject to state income taxes.
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
Liquidity and Capital Resources
Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions, the COVID-19 pandemic and related government response and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2021 and 2020, loan repayments totaled $3.69 billion and $2.60 billion, respectively.
In response to the COVID-19 pandemic, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and is enhancing its collateral position with these funding sources.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.52 billion for the year ended December 31, 2021, compared to $3.50 billion for the year ended December 31, 2020. Purchases for the investment portfolio totaled $1.44 billion for the year ended December 31, 2021, compared to $298.1 million for the year ended December 31, 2020. At December 31, 2021, the Bank had outstanding loan commitments to borrowers of $2.05 billion, including undisbursed home equity lines and personal credit lines of $252.9 million.
Total deposits increased $1.40 billion for the year ended December 31, 2021. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $534.5 million at December 31, 2021. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2021, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2021, the Bank’s leverage (Tier 1) capital ratio was 8.86%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2021, the Bank’s total risk-based capital ratio was 11.53%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 10.50%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $2.05 billion at December 31, 2021, an increase of $62.6 million, or 3.1%, from $1.99 billion at December 31, 2020.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits at December 31, 2021 were $692.5 million, a decrease of $401.7 million, compared to $1.09 billion at December 31, 2020. There were no security purchases in 2021 which settled in January 2022, while for 2020, there was one security purchase for $1.0 million which settled in 2021.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 6.2% at December 31, 2021, compared to 11.1% at December 31, 2020. Certificate of deposit accounts are generally short-term. As of December 31, 2021, 77.2% of all certificates of deposit had maturities of one year or less compared to 81.0% at December 31, 2020. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2021.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-100	$353,109	$(13,557)	(3.7)%
Static	366,666	—	—
100	374,247	7,581	2.1
200	381,754	15,088	4.1
300	389,087	22,421	6.1
The interest rate risk position of the Company has shifted to a more asset-sensitive during the third quarter 2021 due to the deployment of excess cash into fixed rate, longer duration assets including investment securities and loans. As a result, the preceding table indicates that, as of December 31, 2021, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a 6.1% or $22.4 million increase to net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 3.7%, or $13.6 million decrease in net interest income. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2021.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	$1,609,801	$(197,579)	(10.9)%	11.3%	(13.1)%
Flat	1,807,380	—	—%	13.0%	—%
100	1,895,842	88,462	4.9%	14.0%	7.5%
200	1,962,376	154,996	8.6%	14.9%	14.0%
300	2,021,712	214,332	11.9%	15.7%	20.3%

The preceding table indicates that as of December 31, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience an 11.9%, or $214.3 million increase in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 10.9%, or $197.6 million decrease in the present value of equity.
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
(1)    Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
(2)    Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2021 and 2020
(2)    Condensed Statement of Income for the years ended December 31, 2021, 2020 and 2019
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
The supplementary data required by this Item is provided in Note 20 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.
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
Assessment of the allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $76.5 million of a total allowance for credit losses of $80.7 million as of December 31, 2021. The collective ACL on loans includes the measure of expected credit losses on a collective basis for loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each loan segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. The Company uses regression models to develop the

PD and LGD assumptions, which are derived from historical credit loss experience for both the Company and selected peers and incorporate an external economic forecast over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to the long-term average of selected economic factors on a straight-line basis over a reversion period. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process.
We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the relationship between PD and LGD, the selected external economic forecast and selected macroeconomic factors, and (2) qualitative adjustments and their significant assumptions. The assessment also included an evaluation of the conceptual soundness of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:
•development of the collective ACL on loans methodology
•development of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loan results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and design of the PD and LGD models by inspecting the Company’s model documentation to determine whether the models are suitable for their intended use
•assessing the selected economic forecast used by comparing it to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.
We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company's accounting practices
•potential bias in the accounting estimate.
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1997.
Short Hills, New Jersey
March 1, 2022

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services Inc. and subsidiary's' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2022

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2021 and 2020
(Dollars in Thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$506,270	$404,355
Short-term investments	206,193	127,998
Total cash and cash equivalents	712,463	532,353
Available for sale debt securities, at fair value	2,057,851	1,105,489
Held to maturity debt securities, net (fair value of $449,709 and $472,529 at December 31, 2021 and December 31, 2020, respectively).	436,150	450,965
Equity securities, at fair value	1,325	971
Federal Home Loan Bank stock	34,290	59,489
Loans	9,581,624	9,822,890
Less allowance for credit losses	80,740	101,466
Net loans	9,500,884	9,721,424
Foreclosed assets, net	8,731	4,475
Banking premises and equipment, net	80,559	75,946
Accrued interest receivable	41,990	46,450
Intangible assets	464,183	466,212
Bank-owned life insurance	236,630	234,607
Other assets	206,146	221,360
Total assets	$13,781,202	$12,919,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$9,080,956	$7,395,508
Savings deposits	1,460,541	1,348,147
Certificates of deposit of $100 thousand or more	368,277	717,216
Other time deposits	324,238	376,958
Total deposits	11,234,012	9,837,829
Mortgage escrow deposits	34,440	34,298
Borrowed funds	626,774	1,175,972
Subordinated debentures	10,283	25,135
Other liabilities	178,597	226,710
Total liabilities	12,084,106	11,299,944
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 76,969,999 shares outstanding at December 31, 2021, and 83,209,012 shares issued and 76,111,107 shares outstanding at December 31, 2020, respectively.	832	832
Additional paid-in capital	969,815	962,453
Retained earnings	814,533	718,090
Accumulated other comprehensive income, net of tax	6,863	17,655
Treasury stock	(79,603)	(59,018)
Unallocated common stock held by the Employee Stock Ownership Plan	(15,344)	(20,215)
Common stock acquired by deferred compensation plans	(3,984)	(4,549)
Deferred compensation plans	3,984	4,549
Total stockholders’ equity	1,697,096	1,619,797
Total liabilities and stockholders’ equity	$13,781,202	$12,919,741
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in Thousands, except share data)

	Years ended December 31,
	2021	2020	2019
Interest income:
Real estate secured loans	$252,336	$224,925	$223,361
Commercial loans	99,163	82,157	82,540
Consumer loans	13,574	16,922	18,579
Available for sale debt securities and Federal Home Loan Bank stock	23,798	25,446	31,842
Held to maturity debt securities	10,743	11,461	12,424
Deposits, federal funds sold and other short-term investments	2,725	2,398	2,724
Total interest income	402,339	363,309	371,470
Interest expense:
Deposits	26,513	33,589	45,494
Borrowed funds	8,614	16,638	28,003
Subordinated debentures	1,189	512	—
Total interest expense	36,316	50,739	73,497
Net interest income	366,023	312,570	297,973
Provision (benefit) charge for credit losses	(24,339)	29,719	13,100
Net interest income after provision for credit losses	390,362	282,851	284,873
Non-interest income:
Fees	29,967	23,847	28,321
Wealth management income	30,756	25,733	22,503
Insurance agency income	10,216	3,513	—
Bank-owned life insurance	7,930	6,491	6,297
Net gain on securities transactions	255	81	72
Other income	7,685	12,766	6,601
Total non-interest income	86,809	72,431	63,794
Non-interest expense:
Compensation and employee benefits	143,366	130,868	116,849
Net occupancy expense	32,932	27,142	25,895
Data processing expense	19,755	20,767	16,836
FDIC Insurance	6,260	3,116	1,316
Advertising and promotion expense	3,951	4,400	4,115
Credit loss expense for off-balance sheet credit exposures	1,515	1,814	—
Amortization of intangibles	3,664	3,425	2,740
Other operating expenses	38,610	36,196	33,828
Total non-interest expenses	250,053	227,728	201,579
Income before income tax expense	227,118	127,554	147,088
Income tax expense	59,197	30,603	34,455
Net income	$167,921	$96,951	$112,633
Basic earnings per share	$2.20	$1.39	$1.74
Average basic shares outstanding	76,471,933	69,548,499	64,604,224
Diluted earnings per share	$2.19	$1.39	$1.74
Average diluted shares outstanding	76,560,840	69,625,958	64,734,591
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in Thousands)

	Years ended December 31,
	2021	2020	2019
Net income	$167,921	$96,951	$112,633
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(23,730)	14,944	18,351
Reclassification adjustment for gains included in net income	(171)	—	—
Total	(23,901)	14,944	18,351
Unrealized gains (losses) on derivatives	9,047	(5,269)	(579)
Amortization related to post-retirement obligations	4,062	4,159	(1,615)
Total other comprehensive (loss) income, net of tax	(10,792)	13,834	16,157
Total comprehensive income	$157,129	$110,785	$128,790

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	112,633	—	—	—	—	—	112,633
Other comprehensive income, net of tax	—	—	—	16,157	—	—	—	—	16,157
Cash dividends paid ($1.12 per share)	—	—	(72,809)	—	—	—	—	—	(72,809)
Reclassification due to adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	164	—	—	—	—	671	(671)	164
Purchases of treasury stock	—	—	—	—	(19,867)	—	—	—	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,985)	—	—	—	(1,985)
Shares issued dividend reinvestment plan	—	671	—	—	1,559	—	—	—	2,230
Reclass of stock award shares	—	(24,024)	—	—	24,024	—	—	—	—
Option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	2,203	—	—	—	4,793	—	—	6,996
Allocation of SAP shares	—	6,671	—	—	—	—	—	—	6,671
Allocation of stock options	—	181	—	—	—	—	—	—	181
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	96,951	—	—	—	—	—	96,951
Other comprehensive income, net of tax	—	—	—	13,834	—	—	—	—	13,834
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Cash dividends paid ($0.92 per share)	—	—	(65,823)	—	—	—	—	—	(65,823)
Distributions from deferred comp plans	—	84	—	—	—	—	620	(620)	84
Purchases of treasury stock	—	—	—	—	(21,161)	—	—	—	(21,161)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(969)	—	—	—	(969)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Allocation of ESOP shares	—	(116)	—	—	—	4,670	—	—	4,554
Allocation of SAP shares	—	5,330	—	—	—	—	—	—	5,330
Allocation of stock options	—	189	—	—	—	—	—	—	189
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	167,921	—	—	—	—	—	167,921
Other comprehensive loss, net of tax	—	—	—	(10,792)	—	—	—	—	(10,792)
Cash dividends paid ($0.94 per share)	—	—	(71,478)	—	—	—	—	—	(71,478)
Distributions from deferred comp plans	—	154	—	—	—	—	565	(565)	154
Purchases of treasury stock	—	—	—	—	(20,711)	—	—	—	(20,711)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Option exercises	—	(200)	—	—	1,087	—	—	—	887
Allocation of ESOP shares	—	1,757	—	—	—	4,871	—	—	6,628
Allocation of SAP shares	—	5,451	—	—	—	—	—	—	5,451
Allocation of stock options	—	200	—	—	—	—	—	—	200
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(Dollars in Thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$167,921	$96,951	$112,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	12,656	11,012	10,395
Provision (benefit) charge for credit losses	(24,339)	29,719	13,100
Credit loss expense for off-balance sheet credit exposure	1,515	1,814	—
Deferred tax expense (benefit)	12,413	(7,929)	1,674
Amortization of operating lease right-of-use assets	10,074	9,012	8,433
Income on Bank-owned life insurance	(7,930)	(6,491)	(6,297)
Net amortization of premiums and discounts on securities	15,841	10,058	7,789
Accretion of net deferred loan fees	(7,763)	(9,492)	(5,643)
Amortization of premiums on purchased loans, net	604	1,032	845
Net increase in loans originated for sale	(47,675)	(87,413)	(16,212)
Proceeds from sales of loans originated for sale	49,530	89,126	17,202
Proceeds from sales and paydowns of foreclosed assets	1,368	3,610	1,354
ESOP expense	4,318	2,401	4,533
Allocation of stock award shares	5,451	5,330	6,671
Allocation of stock options	200	189	181
Net gain on sale of loans	(1,855)	(1,713)	(990)
Net gain on securities transactions	(255)	(81)	(72)
Net gain on sale of premises and equipment	(42)	(947)	—
Net gain on sale of foreclosed assets	(461)	(821)	(190)
Decrease in accrued interest receivable	4,460	8,472	2,444
Decrease (increase) in other assets	10,264	(106,811)	(46,237)
(Decrease) increase in other liabilities	(48,113)	59,883	25,312
Net cash provided by operating activities	158,182	106,911	136,925
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	47,637	62,051	42,696
Purchases of held to maturity debt securities	(34,599)	(49,228)	(20,303)
Proceeds from sales of available for sale debt securities	9,442	13,905	—
Proceeds from maturities, calls and paydowns of available for sale debt securities	393,173	350,335	223,806
Purchases of available for sale debt securities	(1,400,980)	(248,863)	(117,022)
Proceeds from redemption of Federal Home Loan Bank stock	30,870	115,630	172,293
Purchases of Federal Home Loan Bank stock	(5,671)	(106,605)	(160,778)
BOLI claim benefits received	7,964	6,527	1,891
Cash received, net of cash consideration paid for acquisition	—	78,089	(15,022)
Purchases of loans	(5,230)	—	—
Net decrease (increase) in loans	253,221	(717,947)	(79,812)
Proceeds from sales of premises and equipment	42	947	—
Purchases of premises and equipment	(13,805)	(12,825)	(4,882)
Net cash (used in) provided by investing activities	(717,936)	(507,984)	42,867
Cash flows from financing activities:
Net increase in deposits	1,396,183	977,442	272,487
Increase in mortgage escrow deposits	142	7,494	1,236
Purchase of treasury stock	(20,711)	(21,161)	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	(961)	(969)	(1,985)
Cash dividends paid to stockholders	(71,478)	(65,823)	(72,809)
Shares issued to dividend reinvestment plan	—	451	2,230
Stock options exercised	887	—	139
Proceeds from long-term borrowings	913,685	2,429,999	1,243,000
Payments on long-term borrowings	(1,454,440)	(2,286,722)	(1,549,551)
Net decrease in short-term borrowings	(8,443)	(294,033)	(10,585)
Repayment of subordinated debentures	(15,000)	—	—
Net cash provided by (used in) financing activities	739,864	746,678	(135,705)
Net increase in cash and cash equivalents	180,110	345,605	44,087
Cash and cash equivalents at beginning of period	418,053	109,748	104,681
Restricted cash at beginning of period	114,300	77,000	37,980
Total cash, cash equivalents and restricted cash at beginning of period	532,353	186,748	142,661
Cash and cash equivalents at end of period	685,163	418,053	109,748
Restricted cash at end of period	27,300	114,300	77,000
Total cash, cash equivalents and restricted cash at end of period	$712,463	532,353	186,748
Cash paid during the period for:
Interest on deposits and borrowings	$35,910	49,419	73,664
Income taxes	$57,471	36,514	34,494
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	—	44,946
Initial recognition of operating lease liabilities	$—	—	46,050
Transfer of loans receivable to foreclosed assets	$434	2,516	2,314
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	—	255,242	—
Loans, net	—	1,752,529	—
Bank-owned life insurance	—	37,237	—
Goodwill and other intangible assets	—	32,404	21,562
Bank premises and equipment	—	16,620	—
Other assets	—	23,587	71
Total non-cash assets acquired at fair value	$—	2,117,619	21,633

Liabilities assumed:
Deposits	—	1,757,777	—
Borrowings and subordinated debt	—	226,656	—
Other liabilities	—	30,447	—
Total liabilities assumed	$—	2,014,880	—

Common stock issued for acquisitions	$—	$180,828	—

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates are used in connection with the determination of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the currently forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold and commercial paper with original maturity dates less than 90 days.
Securities
Securities include held to maturity debt securities and available for sale debt securities. The available for sale debt securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are provided by reputable and widely used pricing services who maintain pricing methodologies appropriate for varying security classes using valuation techniques that are in accordance with U.S. GAAP. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity debt securities and carried at amortized cost.
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2021 and the Company had one security rated with a triple-B by Moody’s Investors Service.
Premiums on securities are amortized to income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted to income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis, while dividend income is recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.
Equity Securities
The Company holds equity securities that are traded in active markets with readily accessible quoted market prices.
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
The Bank defers loan origination fees and certain direct loan origination costs and accretes or amortizes such amounts as an adjustment to the yield over the contractual lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative factors are based on portfolio concentration levels, model imprecision, changes in industry conditions, changes in the Company’s loan review process, changes in the Company’s loan policies and procedures, and economic forecast uncertainty.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2021, the portfolio and class segments for the Company’s loan portfolio were:
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This allowance for credit loss is calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with ASC 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment, accelerated inflation, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of COVID-19 and related variants continues, the effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2021, the changing economic forecasts attributable to COVID-19 and the projected economic recovery led the Company to record a negative provision for credit losses, compared to the same periods last year. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Allowance for Loan Losses - Incurred Loss Method
Prior to the adoption of CECL on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss method. Using this method, the allowance represented management's best estimate of probable incurred losses inherent in the current loan portfolio. While management used information to recognize losses on loans, additions and reductions of the allowance for loan losses may fluctuate from one reporting period to another based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. The evaluation of the various components of the allowance for loan losses required considerable judgement in order to estimate inherent loss exposures.
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
The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual qualitative assessment of goodwill as of July 1, 2021. Based upon its assessment of goodwill, the Company concluded that no further quantitative analysis was warranted.
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
Employee Benefit Plans
The Bank maintains a pension plan which covers full-time employees hired prior to April 1, 2003, the date on which the pension plan was frozen. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial condition the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2021, there were 142,513 shares held by the DDFP.
The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans.

Post-retirement Benefits Other Than Pensions
The Bank provides post-retirement health care and life insurance plans to certain of its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. GAAP requires an employer to: (a) recognize in its statement of financial condition the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
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
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of northern and central New Jersey, Queens County, New York and eastern Pennsylvania. The Company has a single reporting segment for financial reporting purposes.
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder's and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2021, the liquidation account, which is an off-balance sheet memorandum account, amounted to $8.2 million.
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
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair value. The excess of consideration paid over the estimated fair value of the net assets acquired initially totaled $22.4 million and was recorded as goodwill.
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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. In May of 2021, a $4.0 million earn out was paid as certain acquisition agreement limits were satisfied in year two of the acquisition. Additionally, in September of 2021, as a result of declining asset valuations, a $3.4 million reduction in the contingent consideration related to possible future earn-out provisions was recorded. As a result, the estimated fair value of the contingent consideration liability at December 31, 2021 was $2.0 million.
(4) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2021 and 2020 was $27.3 million and $114.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.

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
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2021 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Held to maturity debt securities at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(175)	9,821
Mortgage-backed securities	21	—	—	21
State and municipal obligations	415,724	14,463	(635)	429,552
Corporate obligations	10,448	19	(152)	10,315
	$436,189	14,482	(962)	449,709
At December 31, 2021, the allowance for credit losses on held to maturity debt securities totaled $39,000 and is excluded from amortized cost in the table above.

	2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,600	6	(5)	7,601
Mortgage-backed securities	62	2	—	64
State and municipal obligations	433,655	21,442	(58)	455,039
Corporate obligations	9,726	101	(2)	9,825
	$451,043	21,551	(65)	472,529
At December 31, 2020, the allowance for credit losses on held to maturity debt securities totaled $78,000 and is excluded from amortized cost in the table above.

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $414.2 million and $416.1 million at December 31, 2021 and 2020, respectively, were pledged to secure municipal deposits.
The amortized cost and fair value of held to maturity debt securities at December 31, 2021 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2021
	Amortized cost	Fair value
Due in one year or less	$15,601	15,698
Due after one year through five years	152,162	155,087
Due after five years through ten years	200,482	209,666
Due after ten years	67,923	69,237
	$436,168	449,688
Mortgage-backed securities totaling $21,000 at amortized cost and $21,000 at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling 39,000 is excluded from the table above.
During 2021, the Company recognized gains of $25,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $36.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2021.
For 2020, the Company recognized gains of $81,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $49.3 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2020.
For the 2019 period, the Company recognized gains of $72,000 and no losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $33.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2019.

The following table illustrates the impact of the January 1, 2020 adoption of CECL on held to maturity debt securities (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Held to Maturity Debt Securities
Allowance for credit losses on corporate securities	$6	—	6
Allowance for credit losses on municipal securities	64	—	64
Allowance for credit losses on held to maturity debt securities	$70	—	70
The following tables represent the Company's disclosure on held to maturity debt securities in an unrealized loss position (in thousands):

	December 31, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,821	(175)	—	—	9,821	(175)
State and municipal obligations	27,350	(471)	5,022	(164)	32,372	(635)
Corporate obligations	7,649	(152)	—	—	7,649	(152)
	$44,820	(798)	5,022	(164)	49,842	(962)

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,995	(5)	—	—	1,995	(5)
State and municipal obligations	4,846	(41)	406	(17)	5,252	(58)
Corporate obligations	786	(2)	—	—	786	(2)
	$7,627	(48)	406	(17)	8,033	(65)
The number of securities in an unrealized loss position as of December 31, 2021 totaled 53, compared with 7 at December 31, 2020. The increase in the number of securities in an unrealized loss position at December 31, 2021 was due to higher current market interest rates compared to rates at December 31, 2020.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2021 (in thousands):

	December 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	21	—	—	—	—	21
State and municipal obligations	54,583	314,396	44,392	945	1,408	415,724
Corporate obligations	510	2,634	7,279	—	25	10,448
	$65,110	317,030	51,671	945	1,433	436,189

	December 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,600	—	—	—	—	7,600
Mortgage-backed securities	62	—	—	—	—	62
State and municipal obligations	57,830	311,155	53,302	1,115	10,253	433,655
Corporate obligations	—	3,255	6,446	—	25	9,726
	$65,492	314,410	59,748	1,115	10,278	451,043

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At December 31, 2021, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 73% rated AA, 12% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
At December 31, 2021, the allowance for credit losses on held to maturity debt securities was 39,000, a decrease from $78,000 at December 31, 2020.

(6) Available for Sale Debt Securities
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. The Company did not record an allowance for credit losses on available for sale debt securities as this portfolio consisted primarily of agency securities that carry no credit risk. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.

Available for sale debt securities at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$196,897	298	(866)	196,329
Mortgage-backed securities	1,711,312	14,082	(16,563)	1,708,831
Asset-backed securities	45,115	1,687	(5)	46,797
State and municipal obligations	68,702	1,127	(122)	69,707
Corporate obligations	36,109	425	(347)	36,187
	$2,058,135	17,619	(17,903)	2,057,851

	2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,001	8	—	1,009
Mortgage-backed securities	910,393	28,872	(852)	938,413
Asset-backed securities	52,295	1,535	—	53,830
State and municipal obligations	69,687	1,666	(95)	71,258
Corporate obligations	40,194	809	(24)	40,979
	$1,073,570	32,890	(971)	1,105,489
Available for sale debt securities having a carrying value of $1.56 billion and $618.0 million at December 31, 2021 and 2020, respectively, are pledged to secure securities sold under repurchase agreements and municipal deposits.
The amortized cost and fair value of available for sale debt securities at December 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2021
	Amortized cost	Fair value
Due in one year or less	$2,997	3,022
Due after one year through five years	102,612	102,039
Due after five years through ten years	130,827	130,932
Due after ten years	65,272	66,230
	$301,708	302,223
Investments which pay principal on a periodic basis totaling $1.76 billion at amortized cost and fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2021, proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no loss recognized. For 2020, proceeds from calls on securities in the available for sale debt securities portfolio totaled $13.9 million, with no gain or loss recognized.

The following tables represent the Company's disclosure on available for sale debt securities in an unrealized loss position (in thousands):

	December 31, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$98,621	(866)	—	—	98621	(866)
Mortgage-backed securities	$1,147,403	(15,176)	33,850	(1,387)	1,181,253	(16,563)
Asset-backed securities	1,930	(5)	—	—	1,930	(5)
State and municipal obligations	10,732	(122)	—	—	10,732	(122)
Corporate obligations	18,474	(347)	—	—	18,474	(347)
	$1,277,160	(16,516)	33,850	(1,387)	1,311,010	(17,903)

	December 31, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$127,600	(824)	8,007	(28)	135,607	(852)
State and municipal obligations	5,275	(95)	—	—	5,275	(95)
Corporate obligations	—	—	2,000	(24)	2,000	(24)
	$132,875	(919)	10,007	(52)	142,882	(971)

The number of securities in an unrealized loss position as of December 31, 2021 totaled 113, compared with 42 at December 31, 2020. The increase in the number of securities in an unrealized loss position at December 31, 2021 was due to higher current market interest rates compared to rates at December 31, 2020. All securities in an unrealized loss position were investment grade at December 31, 2021. There were two private-label mortgage-backed securities in an unrealized loss position at December 31, 2021, with an amortized cost of $2.1 million, with an unrealized loss of $105,700. This private-label mortgage-backed security was investment grade at December 31, 2021.

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
Loans receivable at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021	2020
Mortgage loans:
Residential	$1,202,638	1,294,702
Commercial	3,827,370	3,458,666
Multi-family	1,364,397	1,484,515
Construction	683,166	541,939
Total mortgage loans	7,077,571	6,779,822
Commercial loans	2,188,866	2,567,470
Consumer loans	327,442	492,566
Total gross loans	9,593,879	9,839,858
Premiums on purchased loans	1,451	1,566
Unearned discounts	(6)	(12)
Net deferred fees	(13,700)	(18,522)
Total loans	$9,581,624	9,822,890
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
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2021, 2020 and 2019, $604,000, $1.0 million and $845,000 decreased interest income, respectively, as a result of prepayments and normal amortization.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	At December 31, 2021
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$7,229	1,131	6,072	—	14,432	1,188,206	1,202,638	6,072
Commercial	720	3,960	16,887	—	21,567	3,805,803	3,827,370	16,887
Multi-family	—	—	439	—	439	1,363,958	1,364,397	439
Construction	—	—	2,365	—	2,365	680,801	683,166	2,365
Total mortgage loans	7,949	5,091	25,763	—	38,803	7,038,768	7,077,571	25,763
Commercial loans	7,229	1,289	20,582	—	29,100	2,159,766	2,188,866	14,453
Consumer loans	649	228	1,682	—	2,559	324,883	327,442	1,682
Total gross loans	$15,827	6,608	48,027	—	70,462	9,523,417	9,593,879	41,898

	At December 31, 2020
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$15,789	8,852	9,315	—	33,956	1,260,746	1,294,702	9,315
Commercial	761	113	31,982	—	32,856	3,425,810	3,458,666	20,482
Multi-family	206	585	—	—	791	1,483,724	1,484,515	—
Construction	—	—	1,392	—	1,392	540,547	541,939	1,392
Total mortgage loans	16,756	9,550	42,689	—	68,995	6,710,827	6,779,822	31,189
Commercial loans	1,658	1179	42,118	—	44,955	2,522,515	2,567,470	15,541
Consumer loans	4,348	4,519	2,283	—	11,150	481,416	492,566	2,283
Total gross loans	$22,762	15,248	87,090	—	125,100	9,714,758	9,839,858	49,013

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status. The principal amount of non-accrual loans was $48.0 million and $87.1 million at December 31, 2021 and 2020, respectively. There were no loans 90-days or greater past due and still accruing interest at December 31, 2021 and 2020. The decrease in non-performing loans in 2021 reflects the ongoing economic recovery from the depths of the pandemic recession as improving economic conditions and historically low interest rates positively affected borrowers’ ability to repay contractually due principal and interest payments.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.2 million, $3.2 million and $1.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.9 million and $2.1 million respectively.
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
At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs related to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021. At December 31, 2020, there were 169 impaired loans totaling $86.0 million, of which 135 loans totaling $39.6 million were TDRs. Included in this total were 112 TDRs related to 110 borrowers totaling $23.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2020.

At December 31, 2021 and December 31, 2020, the Company had $18.2 million and $26.3 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at December 31, 2021 consisted of $1.6 million in residential real estate loans, $16.7 million in commercial loans and $3,500 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$101,466	55,525	55,562
Provision charged to operations	(24,300)	29,712	13,100
Increase due to the initial adoption of CECL	—	7,920	—
Initial allowance related to PCD loans	—	13,586	—
Recoveries of loans previously charged off	9,030	2,636	1,895
Loans charged off	(5,456)	(7,913)	(15,032)
Balance at end of period	$80,740	101,466	55,525

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	For the Year Ended December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision charged to operations	(13,720)	(6,313)	(4,267)	(24,300)
Recoveries of loans previously charged off	859	7,169	1,002	9,030
Loans charged off	(3,342)	(1,597)	(517)	(5,456)
Balance at end of period	$52,104	26,343	2,293	80,740

	For the Year Ended December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$25,511	28,263	1,751	55,525
Provision charged to operations	18,945	10,199	568	29,712
Increase (decrease) due to the initial adoption of CECL - Retained earnings	14,188	(9,974)	3,706	7,920
Initial allowance on credit loans related to PCD loans	11,984	1,582	20	13,586
Recoveries of loans previously charged off	396	1,776	464	2,636
Loans charged off	(2,717)	(4,762)	(434)	(7,913)
Balance at end of period	$68,307	27,084	6,075	101,466
For the year ended December 31, 2021, the Company recorded a $24.3 million negative provision for credit losses on loans. The reduction in provision for credit losses for the year ended December 31, 2021, compared to the prior year, was primarily the result of improved asset quality, an improved economic forecast and the resultant favorable impact on expected credit losses, compared to the prior year where the provision for credit losses was based upon a weak economic forecast and a more uncertain outlook attributable to the COVID-19 pandemic.
As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans.

The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credit losses related to the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,414	5,536
Commercial	17,118	12,831	4,287
Multi-family	9,519	3,374	6,145
Construction	4,152	5,892	(1,740)
Total mortgage loans	39,739	25,511	14,228
Commercial loans	18,254	28,263	(10,009)
Consumer loans	5,452	1,751	3,701
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	At December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$34,610	16,420	1,224	52,254
Collectively evaluated for impairment	7,042,961	2,172,446	326,218	9,541,625
Total gross loans	$7,077,571	2,188,866	327,442	9,593,879

	At December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,783	35,832	1,431	86,046
Collectively evaluated for impairment	6,731,039	2,531,638	491,135	9,753,812
Total gross loans	$6,779,822	2,567,470	492,566	9,839,858

The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$875	3,358	51	4,284
Collectively evaluated for impairment	51,229	22,985	2,242	76,456
Total allowance for credit losses	$52,104	26,343	2,293	80,740

	At December 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$4,220	4,715	39	8,974
Collectively evaluated for impairment	64,087	22,369	6,036	92,492
Total allowance for credit losses	$68,307	27,084	6,075	101,466
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

The following tables present the number of loans modified as TDRs during the years ended December 31, 2021 and 2020 and their balances immediately prior to the modification date and post-modification as of December 31, 2021 and 2020.

	Year Ended December 31, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	7	$1,274	1,142
Commercial	3	3,086	2,902
Total mortgage loans	10	4,360	4,044
Commercial loans	4	2,940	2,287
Total restructured loans	14	$7,300	6,331

	Year Ended December 31, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	2	$434	360
Total mortgage loans	2	434	360
Commercial loans	4	2,715	2,646
Total restructured loans	6	$3,149	3,006

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the years ended December 31, 2021 and 2020, there were $3.8 million and $7.3 million of charge-offs recorded on collateral dependent impaired loans, respectively. The allowance for credit losses associated with the TDRs presented in the preceding tables totaled $80,000 and $362,000 at December 31, 2021 and 2020, respectively, and were included in the allowance for credit losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.12% and 5.43%, compared to a yield of 5.74% and 5.44% prior to modification for the years ended December 31, 2021 and 2020, respectively.
There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month periods ending December 31, 2021 and December 31, 2020. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2020, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to PCD loans on that date. For loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination are classified as PCD loans.
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
At December 31, 2021, the balance of PCD loans totaled $246.9 million with a related allowance for credit losses of $2.8 million. The balance of PCD loans at December 31, 2020 was $296.6 million with a related allowance for credit losses of $13.1 million.
The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	At December 31, 2021					At December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,326	9,814	—	9,999	423	$13,981	11,380	—	11,587	511
Commercial	15,310	14,685	—	15,064	63	17,414	17,414	—	16,026	60
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	1,656	1,588	—	1,643	30	—	—	—	—	—
Total	29,292	26,087	—	26,706	516	31,395	28,794	—	27,613	571
Commercial loans	9,845	7,254	—	7,714	33	15,895	14,009	—	12,791	46
Consumer loans	1,389	853	—	1,613	115	1,382	880	—	7	50
Total loans	$40,526	34,194	—	36,033	664	$48,672	43,683	—	40,411	667
Loans with an allowance recorded
Mortgage loans:
Residential	$7,994	7,652	858	7,742	278	$7,950	7,506	806	7,604	307
Commercial	871	871	17	894	48	14,993	12,483	3414	123	570
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	8,865	8,523	875	8,636	326	22,943	19,989	4,220	7,727	877
Commercial loans	9,498	9,166	3,358	8,304	257	24,947	21,823	4715	18,620	311
Consumer loans	391	371	51	379	18	565	551	39	5	20
Total loans	$18,754	18,060	4,284	17,319	601	$48,455	42,363	8,974	26,352	1,208
Total
Mortgage loans:
Residential	$20,320	17,466	858	17,741	701	$21,931	18,886	806	19,191	818
Commercial	16,181	15,556	17	15,958	111	32,407	29,897	3414	16,149	630
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	1,656	1,588	—	1,643	30	—	—	—	—	—
Total	38,157	34,610	875	35,342	842	54,338	48,783	4,220	35,340	1,448
Commercial loans	19,343	16,420	3,358	16,018	290	40,842	35,832	4715	31,411	357
Consumer loans	1,780	1,224	51	1,992	133	1,947	1,431	39	12	70
Total loans	$59,280	52,254	4,284	53,352	1,265	$97,127	86,046	8,974	66,763	1,875
At December 31, 2021, impaired loans consisted of 155 residential, commercial, commercial mortgage and consumer loans totaling $52.3 million, of which 40 loans totaling $30.3 million were included in non-accrual loans. At December 31, 2020, impaired loans consisted of 169 residential, commercial, commercial mortgage and consumer loans totaling $86.0 million, of which 55 loans totaling $61.4 million were included in non-accrual loans. Specific allocations of the allowance for credit losses attributable to impaired loans totaled $4.3 million and $9.0 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, impaired loans for which there was no related allowance for credit losses totaled $34.2 million and $43.7 million, respectively. The average balances of impaired loans during the years ended December 31, 2021 and 2020 were $53.4 million and $66.8 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $2.05 billion and $1.99 billion at December 31, 2021 and 2020, respectively, and undisbursed home equity and personal credit lines of $252.4 million and $241.2 million, at December 31, 2021 and 2020, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Management utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Department. The risk ratings are also reviewed periodically through loan review examinations which are currently performed by an independent third-party. Reports by the independent third-party are presented directly to the Audit Committee of the Board of Directors.
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio. As of December 31, 2021, the Company secured 2,067 PPP loans for its customers totaling $682.0 million, which includes both the initial round and the second round of PPP. As of December 31, 2021, 1,823 PPP loans totaling $587.0 million were forgiven. The balance at December 31, 2021 for PPP loans was $94.9 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	697	434	—	—	1,131
Substandard	—	—	—	280	166	8,569	—	—	9,015
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	—	—	280	863	9,003	—	—	10,146
Pass/Watch	229,106	235,949	113,206	67,493	75,906	470,832	—	—	1,192,492
Total residential	$229,106	235,949	113,206	67,773	76,769	479,835	—	—	1,202,638
Commercial Mortgage
Special mention	$—	2,624	28,706	22,296	9,657	26,668	1,094	—	91,045
Substandard	—	—	18	34,260	7,352	34,356	799	—	76,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	2,624	28,724	56,556	17,009	61,024	1,893	—	167,830
Pass/Watch	655,105	600,030	589,578	298,665	430,947	952,746	101,618	30,851	3,659,540
Total commercial mortgage	$655,105	602,654	618,302	355,221	447,956	1,013,770	103,511	30,851	3,827,370
Multi-family
Special mention	$—	—	—	—	3,053	271	—	—	3,324
Substandard	—	439	—		—	945	—	—	1,384
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	—	—	3,053	1,216	—	—	4,708
Pass/Watch	154,419	294,716	166,558	173,583	117,654	448,710	2,880	1,169	1,359,689
Total multi-family	$154,419	295,155	166,558	173,583	120,707	449,926	2,880	1,169	1,364,397
Construction
Special mention	$—	1,125	—	—	—	—	—	—	1,125
Substandard	—	—	—	2,365	—	—	—	—	2,365
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,125	—	2,365	—	—	—	—	3,490
Pass/Watch	173,843	176,182	219,331	94,363	9,604	103		6,250	679,676
Total construction	$173,843	177,307	219,331	96,728	9,604	103	—	6,250	683,166
Total Mortgage
Special mention	$—	3,749	28,706	22,296	13,407	27,373	1,094	—	96,625
Substandard	—	439	18	36,905	7,518	43,870	799	—	89,549
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,188	28,724	59,201	20,925	71,243	1,893	—	186,174
Pass/Watch	1,212,473	1,306,877	1,088,673	634,104	634,111	1,872,391	104,498	38,270	6,891,397

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total Mortgage	$1,212,473	1,311,065	1,117,397	693,305	655,036	1,943,634	106,391	38,270	7,077,571
Commercial
Special mention	$1,232	2,662	2,816	3,263	24,418	40,561	8,389	2,155	85,496
Substandard	—	736	5,517	5,860	5,747	64,807	13,622	1,821	98,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	3,398	8,333	9,123	30,165	105,368	22,011	3,976	183,606
Pass/Watch	415,924	222,132	179,193	154,440	149,567	489,051	355,097	39,856	2,005,260
Total commercial	$417,156	225,530	187,526	163,563	179,732	594,419	377,108	43,832	2,188,866
Consumer (1)
Special mention	$—	—	—	—	—	109	25	94	228
Substandard	—	—	—	116	2	1,514	6	—	1,638
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	116	2	1,623	31	94	1,866
Pass/Watch	25,140	4,503	24,272	21,046	15,804	99,106	119,347	16,358	325,576
Total consumer	$25,140	4,503	24,272	21,162	15,806	100,729	119,378	16,452	327,442
Total Loans
Special mention	$1,232	6,411	31,522	25,559	37,825	68,044	9,508	2,249	182,350
Substandard	—	1,175	5,535	42,881	13,267	110,191	14,427	1,821	189,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	7,586	37,057	68,440	51,092	178,235	23,935	4,070	371,647
Pass/Watch	1,653,537	1,533,512	1,292,138	809,590	799,482	2,460,547	578,942	94,484	9,222,232
Total gross loans	$1,654,769	1,541,098	1,329,195	878,030	850,574	2,638,782	602,877	98,554	9,593,879
(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	123	2,759	—	—	2,882
Substandard	164	3,375	1,669	2,221	2,184	17,039	—	—	26,652
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	164	3,375	1,669	2,221	2,307	19,798	—	—	29,534
Pass/Watch	271,858	152,117	93,588	101,943	119,563	526,099	—	—	1,265,168
Total residential	$272,022	155,492	95,257	104,164	121,870	545,897	—	—	1,294,702

Commercial Mortgage
Special mention	$—	29,268	33,446	22,838	3,041	34,992	—	1,045	124,630
Substandard	—	1,905	3,687	21,095	10,185	61,441	—	—	98,313
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	31,173	37,133	43,933	13,226	96,433	—	1,045	222,943
Pass/Watch	596,364	600,904	395,280	432,590	302,034	809,779	68,650	30,122	3,235,723
Total commercial mortgage	$596,364	632,077	432,413	476,523	315,260	906,212	68,650	31,167	3,458,666

Multi-family
Special mention	$—	682	19,837	3,117	5,558	300	—	288	29,782
Substandard	—	—	—	—	—	1,568	—	—	1,568
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	682	19,837	3,117	5,558	1,868	—	288	31,350
Pass/Watch	291,995	180,271	187,880	169,310	131,297	486,649	3,418	2,346	1,453,165
Total multi-family	$291,995	180,953	207,717	172,427	136,855	488,517	3,418	2,633	1,484,515

Construction
Special mention	$1,991	14,508	7,877	—	—	—	—	—	24,376
Substandard	—	—	4,309	615	—	—	—	—	4,924
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,991	14,508	12,186	615	—	—	—	—	29,300
Pass/Watch	88,777	236,021	138,190	43,224	1,568	512	—	4,347	512,639
Total construction	$90,768	250,529	150,376	43,839	1,568	512	—	4,347	541,939

Total Mortgage
Special mention	$1,991	44,458	61,160	25,955	8,722	38,051	—	1,333	181,670
Substandard	164	5,280	9,665	23,931	12,369	80,048	—	—	131,457
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	2,155	49,738	70,825	49,886	21,091	118,099	—	1,333	313,127

	Gross Loans Held by Investment by Year of Origination at December 31, 2020
	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	1,248,994	1,169,313	814,938	747,067	554,462	1,823,039	72,067	36,815	6,466,695
Total Mortgage	$1,251,149	1,219,051	885,763	796,953	575,553	1,941,138	72,067	38,148	6,779,822

Commercial
Special mention	$—	6,295	6,038	27,251	9,779	81,355	22,745	3,617	157,080
Substandard	—	7,324	2,527	16,139	40,512	41,831	16,738	2,018	127,090
Doubtful	—	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	13,619	8,565	43,390	50,291	123,186	39,536	5,635	284,222
Pass/Watch	695,125	207,400	205,892	179,068	141,925	415,729	397,408	40,700	2,283,247
Total commercial	$695,125	221,019	214,457	222,458	192,216	538,915	436,944	46,335	2,567,470

Consumer (1)
Special mention	$—	3	—	70	28	299	1,304	163	1,867
Substandard	25	49	14	—	2,912	1,230	1,236	1,278	6,744
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	25	52	14	70	2,940	1,529	2,540	1,441	8,611
Pass/Watch	12,746	50,605	54,962	45,698	25,539	143,685	135,839	14,881	483,955
Total consumer	$12,771	50,657	54,976	45,768	28,479	145,214	138,378	16,323	492,566

Total Loans
Special mention	$1,991	50,756	67,198	53,276	18,529	119,705	24,049	5,113	340,617
Substandard	189	12,653	12,206	40,070	55,793	123,109	17,975	3,296	265,291
Doubtful	—	—	—	—	—	—	52	—	52
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	2,180	63,409	79,404	93,346	74,322	242,814	42,076	8,410	605,960
Pass/Watch	1,956,865	1,427,318	1,075,792	971,833	721,926	2,382,453	605,314	92,396	9,233,898
Total gross loans	$1,959,045	1,490,727	1,155,196	1,065,179	796,248	2,625,267	647,390	100,806	9,839,858
(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

(8) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Land	$14,474	13,631
Banking premises	75,143	72,362
Furniture, fixtures and equipment	54,860	52,128
Leasehold improvements	47,379	37,756
Construction in progress	4,775	9,669
	196,631	185,546
Less accumulated depreciation and amortization	116,072	109,600
Total banking premises and equipment	$80,559	75,946
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $9.0 million, $7.6 million and $7.7 million, respectively.

(9) Intangible Assets
Intangible assets at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021	2020
Goodwill	$444,423	443,001
Core deposit premiums	3,175	4,092
Customer relationship and other intangibles	15,890	18,486
Mortgage servicing rights	695	633
Total intangible assets	$464,183	466,212
The Company updated certain estimates used in the purchase price allocation related to the SB One acquisition, primarily with respect to the marginal tax rate of deferred tax assets (“DTA”). As a result, the fair value of the net assets acquired decreased by $1.4 million and the impact of these measurement period adjustments increased goodwill to $23.9 million.
Amortization expense of intangible assets for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Core deposit premiums	$917	824	786
Customer relationship and other intangibles	2,597	2,457	1,869
Mortgage servicing rights	150	144	85
Total amortization expense of intangible assets	$3,664	3,425	2,740
Scheduled amortization of core deposit premiums and customer relationship and other intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2022	$3,143
2023	2,771
2024	2,432
2025	2,206
2026	2,096

(10) Deposits
Deposits at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021	Weighted average interest rate	2020	Weighted average interest rate
Savings deposits	$1,460,541	0.10%	$1,348,147	0.11%
Money market accounts	2,592,523	0.27	2,245,412	0.45
NOW accounts	3,722,198	0.20	2,808,637	0.42
Non-interest bearing deposits	2,766,235	—	2,341,459	—
Certificates of deposit	692,515	0.58	1,094,174	0.89
Total deposits	$11,234,012		$9,837,829
 Scheduled maturities of certificates of deposit accounts at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Within one year	$534,459	886,018
One to three years	115,833	153,114
Three to five years	41,987	54,544
Five years and thereafter	236	498
	$692,515	1,094,174
Interest expense on deposits for the years ended December 31, 2021, 2020 and 2019 is summarized as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Savings deposits	$1,604	1,689	1,681
NOW and money market accounts	20,458	22,762	29,542
Certificates of deposits	4,451	9,138	14,271
	$26,513	33,589	45,494

(11) Borrowed Funds
Borrowed funds at December 31, 2021 and 2020 are summarized as follows (in thousands):

	2021	2020
Securities sold under repurchase agreements	$116,760	99,936
FHLB line of credit	—	25,000
FHLB advances	510,014	1,051,036
Total borrowed funds	$626,774	1,175,972
At December 31, 2021, FHLB advances were at fixed rates and mature between January 2022 and July 2025, and at December 31, 2020, FHLB advances were at fixed rates and mature between January 2020 and May 2022. These advances are secured by loans receivable under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2021 are as follows (in thousands):

2021
Due in one year or less	$318,602
Due after one year through two years	58,569
Due after two years through three years	58,583
Due after three years through four years	74,260
Thereafter	—
Total FHLB advances	$510,014
Scheduled maturities of securities sold under repurchase agreements at December 31, 2021 are as follows (in thousands):

2021
Due in one year or less	$116,760
Thereafter	—
Total securities sold under repurchase agreements	$116,760
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2021 and 2020 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2021
Securities sold under repurchase agreements	$132,005	116,158	0.07%
FHLB line of credit	—	205	.34
FHLB advances	941,939	673,014	1.27
2020
Securities sold under repurchase agreements	$115,233	86,194	0.28%
FHLB line of credit	422,000	97,853	1.09
FHLB advances	1,177,083	1,045,282	1.49
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. At December 31, 2021 and December 31, 2020, available for sale debt securities pledged as collateral for repurchase agreements totaled $136.0 million and $105.1 million, respectively.
Interest expense on borrowings for the years ended December 31, 2021, 2020 and 2019 amounted to $8.6 million, $16.6 million and $28.0 million, respectively.
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
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, capital trust pass-through securities qualify as Tier I capital subject to specified limitations. In addition, the Company assumed a $15.0 million private placement of fixed to-floating rate subordinated notes to an institutional investor on December 22, 2016. The proceeds of these trust preferred securities, which have been contributed to the Bank, are included in the Bank’s capital ratio calculations and treated as Tier I capital. The subordinated notes had an initial call date at par of December 22, 2021 which the Company exercised.

Subordinated debentures at December 31, 2021 and 2020 totaled $10.3 million and $25.1 million, respectively, while interest expense on these subordinated debentures for the year ended December 31, 2021 and 2020 totaled $1.2 million and $512,000, respectively.

(13) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2021, no contributions will be made to the pension plan in 2022.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2021	2020	2019	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$35,170	33,058	28,878	18,805	23,323	20,028
Service cost	—	—	—	34	78	80
Interest cost	790	1,000	1,198	424	712	837
Actuarial (gain) loss	(294)	381	63	(412)	(169)	—
Benefits paid	(1,656)	(1,630)	(1,493)	(584)	(627)	(600)
Change in actuarial assumptions	(1,493)	2,361	4,412	(1,519)	(4,512)	2,978
Benefit obligation at end of year	$32,517	35,170	33,058	16,748	18,805	23,323
Change in plan assets:
Fair value of plan assets at beginning of year	$54,617	49,932	43,449	—	—	—
Actual return on plan assets	5,490	6,315	7,976	—	—	—
Employer contributions	—	—	—	584	627	600
Benefits paid	(1,656)	(1,630)	(1,493)	(584)	(627)	(600)
Fair value of plan assets at end of year	58,451	54,617	49,932	—	—	—
Funded status at end of year	$25,934	19,447	16,874	(16,748)	(18,805)	(23,323)
For the years ended December 31, 2021 and 2020, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2021 and MP 2020 issued by The Society of Actuaries ("SOA") in October 2021 and 2020, respectively. The prepaid pension benefits of $25.9 million and the unfunded post-retirement healthcare and life insurance benefits of $16.7 million at December 31, 2021 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2021 and 2020 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2021	2020	2021	2020
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	4,504	9,026	(8,915)	(8,055)
Total accumulated other comprehensive loss (gain)	$4,504	9,026	(8,915)	(8,055)

Net periodic (benefit) increase cost for the years ending December 31, 2021, 2020 and 2019, included the following components (in thousands):

	Pension			Post-retirement
	2021	2020	2019	2021	2020	2019
Service cost	$—	—	—	34	78	80
Interest cost	790	1,000	1,198	424	712	837
Return on plan assets	(3,227)	(2,949)	(2,562)	—	—	—
Amortization of:
Net loss (gain)	472	696	1,015	(1,070)	(248)	(825)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(1,965)	(1,253)	(349)	(612)	542	92
The weighted average actuarial assumptions used in the plan determinations at December 31, 2021, 2020 and 2019 were as follows:

	Pension			Post-retirement
	2021	2020	2019	2021	2020	2019
Discount rate	2.70%	2.30%	3.10%	2.70%	2.30%	3.10%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 2.70% was selected for the December 31, 2021 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2021 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$70	50
Effect on post-retirement benefits obligation	$2,200	1,800
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2022	$1,745	736
2023	1,777	773
2024	1,788	782
2025	1,785	813
2026	1,784	804

The weighted-average asset allocation of pension plan assets at December 31, 2021 and 2020 were as follows:

Asset Category	2021	2020
Domestic equities	39%	39%
Foreign equities	11%	12%
Fixed income	48%	47%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2021 and 2020, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2021
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$88	—	88	—
Mutual funds:
Fixed income	28,042	28,042	—	—
International equity	6,153	6,153	—	—
Large U.S. equity	1,834	1,834	—	—
Small/Mid U.S. equity	1,183	1,183	—	—
Total mutual funds	37,212	37,212	—	—
Pooled separate accounts	21,151	—	21,151	—
Total Plan assets	$58,451	37,212	21,239	—

	Fair value measurements at December 31, 2020
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$64	—	64	—
Mutual funds:
Fixed income	25,418	25,418	—	—
International equity	6,581	6,581	—	—
Large U.S. equity	1,677	1,677	—	—
Small/Mid U.S. equity	1,225	1,225	—	—
Total mutual funds	34,901	34,901	—	—
Pooled separate accounts	19,652	—	19,652	—
Total Plan assets	$54,617	34,901	19,716	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2021, 2020 and 2019, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2021, 2020 and 2019 were $1.2 million, $1.0 million and $981,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003 provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $74,000, $80,000 and $85,000 for the years 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, $1.8 million and $1.8 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $68,000, an increase of $89,000, and an increase of $187,000, net of tax, were recorded in other comprehensive income (loss) for 2021, 2020 and 2019, respectively.
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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $6,250, $10,000, and $15,000 to former board members under this plan for each of the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, $123,000 and $127,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. Increases of $689, $6,334 and $730, net of tax, were recorded in other comprehensive income (loss) for 2021, 2020 and 2019, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2021, was $19.6 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2021 and 2020, 285,107 shares and 273,307 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 898,073 at December 31, 2021, and had a fair value of $21.8 million. ESOP compensation expense for the years ended December 31, 2021, 2020 and 2019 was $4.3 million, $2.4 million and $4.5 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the years ending December 31, 2021, 2020 and 2019 was $25,000, $25,000 and $22,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2021, 2020 and 2019 was $180,000, $180,000 and $140,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $5.5 million, $5.4 million and $6.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2021	2020	2019
Outstanding at beginning of year	785,181	668,826	651,099
Granted	500,892	429,122	291,034
Forfeited	(144,476)	(59,938)	(46,914)
Vested	(241,114)	(252,829)	(226,393)
Outstanding at the end of year	900,483	785,181	668,826
As of December 31, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $7.5 million. This amount will be recognized over a remaining weighted average period of 1.8 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2021 2020 and 2019, and changes during the year is presented below:

	2021		2020		2019
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	596,441	$17.96	499,201	$19.32	470,979	$18.36
Granted	56,605	20.66	107,240	20.62	41,685	27.25
Exercised	(86,593)	14.69	—	—	(13,463)	10.35
Forfeited	—	—	(10,000)	14.68	—	—
Expired	—	—	—	—	—	—
Outstanding at the end of year	566,453	$18.73	596,441	$17.96	499,201	$19.32

The total fair value of options vesting during 2021, 2020 and 2019 was $190,000, $185,000 and $193,000, respectively.
Compensation expense of approximately $142,000, $77,000 and $11,000 is projected for 2022, 2023 and 2024, respectively, on stock options outstanding at December 31, 2021.
The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$15.23-18.70	274,942	2.7	$17.28	274,942	$17.28
$20.62-27.25	291,511	7.5	$23.15	149,518	$24.91

The stock options outstanding and stock options exercisable at December 31, 2021 have an aggregate intrinsic value of $2.0 million and $2.5 million, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $200,000, $190,000 and $181,000 for 2021, 2020 and 2019, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2021	2020	2019
Expected dividend yield	4.45%	4.46%	3.38%
Expected volatility	30.75%	20.33%	22.01%
Risk-free interest rate	0.73%	0.75%	2.53%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2021, 2020 and 2019 was $3.52, $1.83 and $4.57 per option, respectively.

(14) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$28,798	27,143	22,427
State	17,986	11,389	10,354
Total current	46,784	38,532	32,781
Deferred:
Federal	10,548	(5,908)	1,650
State	1,865	(2,021)	24
Total deferred	12,413	(7,929)	1,674
	$59,197	30,603	34,455
The Company recorded a deferred tax (benefit) expense of ($8.3) million, $5.2 million and $6.6 million during 2021, 2020 and 2019, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax expense (benefit) of $1.4 million, $1.4 million and ($561,000) in 2021, 2020 and 2019, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Tax expense at statutory rates	$47,695	26,786	30,889
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	15,682	7,400	8,197
Tax-exempt interest income	(2,690)	(2,609)	(3,082)
Bank-owned life insurance	(1,665)	(1,363)	(1,322)
Other, net	175	389	(227)
	$59,197	30,603	34,455

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Allowance for credit losses on loans	$21,640	26,156
Allowance for credit loss on off-balance sheet ("OBS") credit exposure	1,763	1,295
Post-retirement benefit	6,908	6,924
Deferred compensation	743	839
Contingent consideration	—	714
Purchase accounting adjustments	1,145	3,099
Depreciation	425	331
SERP	1,013	733
ESOP	1,145	1,377
Stock-based compensation	4,753	4,481
Payroll Protection Program fees	411	2,268
Non-accrual interest	232	225
Federal Net Operating Loss ("NOL")	239	280
Unrealized loss on securities	501	—
Net unrealized loss on hedging activities	—	1,717
Pension liability adjustments	—	376
Lease liability	13,464	10,838
Other	1,196	693
Total gross deferred tax assets	55,578	62,346
Deferred tax liabilities:
Pension expense	8,158	7,340
Contingent consideration	56	—
Deferred loan costs	7,104	4,532
Investment securities, principally due to accretion of discounts	94	79
Intangibles	2,121	1,723
Originated mortgage servicing rights	184	160
Unrealized gain on available for sale debt securities	—	7,802
Pension liability adjustments	1,036	—
Net unrealized gain on hedging activities	788	—
Lease right-of-use asset	13,082	10,606
Total gross deferred tax liabilities	32,623	32,242
Net deferred tax asset	$22,955	30,104
Retained earnings at December 31, 2021 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2021, the Company had an unrecognized tax liability of $13.4 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $1.1 million of NOL carryforwards available to offset future taxable income as of December 31, 2021. If not utilized, these carryforwards will expire in 2031. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2021 and 2020.
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
The Company's Federal and Pennsylvania Mutual Thrift Institutions tax returns are open for examination from 2018. The Company's 2017 and 2018 New York State returns are currently under audit and tax years after 2018 are still subject to examination for New York State. The Company's 2015 through 2018 New Jersey State returns are currently under audit and tax years after 2018 are still subject to examination for New Jersey.
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
(16) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2021, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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
As of December 31, 2021 and 2020, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2021 and 2020, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2021 and 2020, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 leverage capital	$1,252,925	9.45%	$530,602	4.00%	$530,602	4.00%	$663,252	5.00%
Common equity Tier 1 risk-based capital	1,240,038	11.47	486,382	4.50	756,595	7.00	702,552	6.50
Tier 1 risk-based capital	1,252,925	11.59	648,510	6.00	918,722	8.50	864,680	8.00
Total risk-based capital	1,324,032	12.25	864,680	8.00	1,134,892	10.50	1,080,850	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 leverage capital	$1,157,505	9.30%	$497,794	4.00%	$497,794	4.00%	$622,243	5.00%
Common equity Tier 1 risk-based capital	1,144,618	10.46	492,359	4.50	765,892	7.00	711,185	6.50
Tier 1 risk-based capital	1,157,505	10.58	656,478	6.00	930,011	8.50	875,305	8.00
Total risk-based capital	1,306,494	11.94	875,305	8.00	1,148,837	10.50	1,094,131	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 leverage capital	$1,174,495	8.86%	$530,275	4.00%	$530,275	4.00%	$662,844	5.00%
Common equity Tier 1 risk-based capital	1,174,495	10.87	486,122	4.50	756,190	7.00	702,177	6.50
Tier 1 risk-based capital	1,174,495	10.87	648,163	6.00	918,231	8.50	864,217	8.00
Total risk-based capital	1,245,602	11.53	864,217	8.00	1,134,285	10.50	1,080,272	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 leverage capital	$1,086,589	8.75%	$496,908	4.00%	$496,908	4.00%	$621,135	5.00%
Common equity Tier 1 risk-based capital	1,086,589	9.96	491,135	4.50	763,988	7.00	709,417	6.50
Tier 1 risk-based capital	1,086,589	9.96	654,847	6.00	927,700	8.50	873,129	8.00
Total risk-based capital	1,223,469	11.21	873,129	8.00	1,145,982	10.50	1,091,411	10.00

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
The following table illustrates the impact of the January 1, 2020 adoption of CECL on OBS credit exposures (dollars in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Liabilities
Allowance for credit losses on off-balance sheet credit exposure	$3,206	—	3,206
For the years ended December 31, 2021 and 2020, the provision for credit losses for off-balance sheet credit exposures totaled $1.5 million and $1.8 million.
The allowance for credit losses for OBS credit exposures was $6.5 million and $5.0 million at December 31, 2021 and 2020, respectively, and included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2021 and December 31, 2020.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2021 and 2020.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2021 and 2020.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2021 and 2020, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$196,329	$196,329	—	—
Mortgage-backed securities	1,708,831	—	1,708,831	—
Asset-backed securities	46,797		46,797
State and municipal obligations	69,707	—	69,707	—
Corporate obligations	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	196,329	1,861,522	—
Equity Securities	1,325	1,325	—	—
Derivative assets	65,903	—	65,903
	$2,125,079	197,654	1,927,425	—

Derivative liabilities	$61,412	—	61,412	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,237	—	—	18,237
Foreclosed assets	8,731	—	—	8,731
	$26,968	—	—	26,968

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,009	1,009	—	—
Mortgage-backed securities	938,413	—	938,413	—
Asset-backed securities	53,830		53,830
State and municipal obligations	71,258	—	71,258	—
Corporate obligations	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,009	1,104,480	—
Equity Securities	971	971	—	—
Derivative assets	101,079	—	101,079	—
	$1,207,539	1,980	1,205,559	—

Derivative liabilities	$109,148	—	109,148	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,250	—	—	26,250
Foreclosed assets	4,475	—	—	4,475
	$30,725	—	—	30,725
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2021 and 2020.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at December 31, 2021 and December 31, 2020 was $27.3 million and $114.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2021 and December 31, 2020. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712,463	712,463	712,463	—	—
Available for sale debt securities:
U.S. Treasury obligations	196,329	196,329	196,329	—	—
Mortgage-backed securities	1,708,831	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	46,797	—	46,797	—
State and municipal obligations	69,707	69,707	—	69,707	—
Corporate obligations	36,187	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	2,057,851	196,329	1,861,522	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	$9,996	9,821	9,821	—	—
Mortgage-backed securities	21	21	—	21	—
State and municipal obligations	415,699	429,552	—	429,552	—
Corporate obligations	10,434	10,315	—	10,315	—
Total held to maturity debt securities, net of allowance for credit losses	$436,150	449,709	9,821	439,888	—
FHLBNY stock	34,290	34,290	34,290	—	—
Equity Securities	1,325	1,325	1,325	—	—
Loans, net of allowance for credit losses	9,500,884	9,607,225	—	—	9,607,225
Derivative assets	65,903	65,903	—	65,903	—

Financial liabilities:
Deposits other than certificates of deposits	$10,541,497	10,541,497	10,541,497	—	—
Certificates of deposit	692,515	694,041	—	694,041	—
Total deposits	$11,234,012	11,235,538	10,541,497	694,041	—
Borrowings	626,774	625,636	—	625,636	—
Subordinated Debentures	10,283	9,750	—	9,750	—
Derivative liabilities	61,412	61,412	—	61,412	—

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$532,353	532,353	532,353	—	—
Available for sale debt securities:
Agency obligations	1,009	1,009	1,009	—	—
Mortgage-backed securities	938,413	938,413	—	938,413	—
Asset-backed securities	53,830	53,830	—	53,830	—
State and municipal obligations	71,258	71,258	—	71,258	—
Corporate obligations	40,979	40,979	—	40,979	—
Total available for sale debt securities	$1,105,489	1,105,489	1,009	1,104,480	—
Held to maturity debt securities:
Agency obligations	$7,600	7,601	7,601	—	—
Mortgage-backed securities	62	64	—	64	—
State and municipal obligations	433,589	455,039	—	455,039	—
Corporate obligations	9,714	9,825	—	9,825	—
Total held to maturity debt securities, net of allowance for credit losses	$450,965	472,529	7,601	464,928	—
FHLBNY stock	59,489	59,489	59,489	—	—
Equity Securities	971	971	971	—	—
Loans, net of allowance for credit losses	9,721,424	9,969,330	—	—	9,969,330
Derivative assets	101,079	101,079	—	101,079	—

Financial liabilities:
Deposits other than certificates of deposits	$8,743,655	8,743,655	8,743,655	—	—
Certificates of deposit	1,094,174	1,097,993	—	1,097,993	—
Total deposits	$9,837,829	9,841,648	8,743,655	1,097,993	—
Borrowings	1,175,972	1,193,024	—	1,193,024	—
Subordinated Debentures	25,135	24,375	—	24,375	—
Derivative liabilities	109,148	109,148	—	109,148	—

(19) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income	$167,921	96,951	112,633
Basic weighted average common shares outstanding	76,471,933	69,548,499	64,604,224
Plus:
Dilutive shares	88,907	77,459	130,367
Diluted weighted average common shares outstanding	76,560,840	69,625,958	64,734,591
Earnings per share:
Basic	$2.20	1.39	1.74
Diluted	$2.19	1.39	1.74
Anti-dilutive stock options and awards totaling 769,458 shares, 999,718 shares and 646,457 shares at December 31, 2021, 2020 and 2019, respectively, were excluded from the earnings per share calculations.

(20) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$12,498	10,634
Available for sale debt securities, at fair value	1,138	971
Investment in subsidiary	1,631,554	1,561,769
Due from subsidiary—SAP	38,286	42,347
ESOP loan	19,615	25,555
Other assets	4,643	4,023
Total assets	$1,707,734	1,645,299
Liabilities and Stockholders’ Equity
Other liabilities	355	367
Subordinated Debentures	10,283	25,135
Total stockholders’ equity	1,697,096	1,619,797
Total liabilities and stockholders’ equity	$1,707,734	1,645,299
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2021	2020	2019
Dividends from subsidiary	$71,478	65,823	72,809
Interest income	1,022	1,245	1,470
Investment gain	167	147	162
Total income	72,667	67,215	74,441
Subordinated debentures	1,189	512	—
Non-interest expense	1,292	1,196	1,192
Total expense	2,481	1,708	1,192
Income before income tax expense	70,186	65,507	73,249
Income tax expense	—	—	127
Income before undistributed net income of subsidiary	70,186	65,507	73,122
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	97,735	31,444	39,511
Net income	$167,921	96,951	112,633

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$167,921	96,951	112,633
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(97,735)	(31,444)	(39,511)
ESOP allocation	4,318	2,401	4,533
SAP allocation	5,451	5,330	6,671
Stock option allocation	200	189	181
Increase in due to subsidiary—SAP	(4,061)	54,088	3,745
Decrease (increase) in other assets	27,106	(138,256)	21,285
(Decrease) increase in other liabilities	(12)	(4,493)	(734)
Net cash provided by (used in) operating activities	103,188	(15,234)	108,803
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	—	78,089	—
Net decrease in ESOP loan	5,939	5,558	5,643
Net cash provided by investing activities	5,939	83,647	5,643
Cash flows from financing activities:
Purchases of treasury stock	(20,711)	(21,161)	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	(961)	(969)	(1,985)
Cash dividends paid	(71,478)	(65,823)	(72,809)
Repayment of subordinated debentures	(15,000)	—	—
Shares issued dividend reinvestment plan	—	451	2,230
Stock options exercised	887	—	139
Net cash used in financing activities	(107,263)	(87,502)	(92,292)
Net increase (decrease) in cash and cash equivalents	1,864	(19,089)	22,154
Cash and cash equivalents at beginning of period	10,634	29,723	7,569
Cash and cash equivalents at end of period	$12,498	10,634	29,723

(21) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2021			2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net (losses) gains arising during the period	$(31,972)	8,242	(23,730)	20,134	(5,190)	14,944	24,987	(6,636)	18,351
Reclassification adjustment for gains included in net income	(230)	59	(171)	—	—	—	—	—	—
Total	(32,202)	8,301	(23,901)	20,134	(5,190)	14,944	24,987	(6,636)	18,351
Unrealized gains (losses) on derivatives (cash flow hedges)	12,189	(3,142)	9,047	(7,099)	1,830	(5,269)	(780)	201	(579)
Amortization related to post-retirement obligations	5,474	(1,412)	4,062	5,604	(1,445)	4,159	(2,176)	561	(1,615)
Total other comprehensive (loss) income	$(14,539)	3,747	(10,792)	18,639	(4,805)	13,834	22,031	(5,874)	16,157

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2021 and 2020 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2021				2020
	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at the beginning of the period	$23,690	(1,081)	(4,954)	17,655	8,746	(5,240)	315	3,821
Current period change in other comprehensive (loss) income	(23,901)	4,062	9,047	(10,792)	14,944	4,159	(5,269)	13,834
Balance at the end of the period	$(211)	2,981	4,093	6,863	23,690	(1,081)	(4,954)	17,655

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2021	2020	2019
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(230)	—	—	Net gain on securities transactions
	59	—	—	Income tax expense
	(171)	—	—	Net of tax

Cash flow hedges:
Unrealized losses (gains) on derivatives	3,878	1,741	(624)	Interest expense
	(1,000)	(449)	161	Income tax expense
	2,878	1,292	(463)

Post-retirement obligations:
Amortization of actuarial (gains) losses	(598)	448	190	Compensation and employee benefits (1)
	154	(115)	(50)	Income tax expense
	(444)	333	140	Net of tax

Total reclassifications	$2,263	1625	(323)	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 13. Benefit Plans

(22) Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At December 31, 2021 and 2020, the Company had 166 and 172 interest rate swaps with an aggregate notional amount of $2.42 billion and $2.63 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At December 31, 2021 and 2020, the Company had 13 credit derivatives, respectively, with aggregate notional amounts of $144.8 million and $121.7 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At December 31, 2021 and December 31, 2020, the fair value of these credit derivatives were $108,800 and $97,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2021, 2020 and 2019, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings and brokered demand deposits. During the next twelve months, the Company estimates that $1.3 million will be reclassified as an increase to interest expense. As of December 31, 2021, the Company had 14 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that was designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at December 31, 2021 and December 31, 2020 (in thousands).

	Fair Values of Derivative Instruments as of December 31, 2021
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,188,703	Other assets	$59,110	$1,188,703	Other liabilities	$60,163
Credit contracts	33,683	Other assets	76	97,213	Other liabilities	46
Total derivatives not designated as a hedging instrument			59,186			60,209

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	7,278	350,000	Other liabilities	2,263
Total gross derivative amounts recognized on the balance sheet			66,464			62,472

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$66,464			$62,472

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$18,618			$18,618
Cash collateral - institutional counterparties (1)			—			26,566
Net derivatives not offset			$47,846			$17,288

	Fair Values of Derivative Instruments as of December 31, 2020
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,316,163	Other assets	$108,519	$1,316,163	Other liabilities	$109,957
Credit contracts	47,745	Other assets	97	73,954	Other liabilities	58
Total derivatives not designated as a hedging instrument			108,616			110,015

Derivatives designated as a hedging instrument:
Interest rate products	175,000	Other assets	498	425,000	Other liabilities	7,582
Total gross derivative amounts recognized on the balance sheet			109,114			117,597

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$109,114			$117,597

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$928			$928
Cash collateral - institutional counterparties (1)			—			113,620
Net derivatives not offset			$108,186			$3,049
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended December 31, 2021 and December 31, 2020.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2021	2020	2019
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$384	(950)	(64)
Credit contracts	Other income	29	30	(53)
Total derivatives not designated as hedging instruments		$413	(920)	(117)

Derivatives designated as a hedging instruments:		Loss (gain) recognized in Expense on derivatives

Interest rate products	Interest expense	$3,878	1,741	(624)
Total derivatives designated as a hedging instruments		$3,878	1,741	(624)
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
As of December 31, 2021, the Company had four dealer counterparties. The Company had a net liability position with respect to three of the counterparties. The termination value for this net liability position, which includes accrued interest, was $26.0 million at December 31, 2021. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $26.7 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value

(23) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2021, 2020 and 2019 the out-of-scope revenue related to financial instruments were 82%, 83% and 85% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020 and 2019:

	December 31,
(in-thousands)	2021	2020	2019
Non-interest income
In-scope of Topic 606:
Wealth management fees	$30,756	25,733	22,503
Insurance agency income	10,216	3,513	—
Banking service charges and other fees:
Service charges on deposit accounts	10,921	10,312	13,117
Debit card and ATM fees	5,665	5,974	5,734
Total banking service charges and other fees	16,586	16,286	18,851
Total in-scope non-interest income	57,558	45,532	41,354
Total out-of-scope non-interest income	29,251	26,899	22,440
Total non-interest income	$86,809	72,431	63,794
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

(24) Leases
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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at December 31, 2021 (in thousands):

	Classification	December 31, 2021
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$48,808
Lease Liabilities:
Operating lease liabilities	Other liabilities	$50,236
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
At December 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.9 years and 2.77%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Lease Costs
Operating lease cost	$10,074	9,012
Variable lease cost	2,899	2,756
Total Lease Cost	$12,973	11,768

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2021	Year ended December 31, 2020
Operating cash flows from operating leases	$9,255	8,863
For the year ended December 31, 2021, the Company added one new lease obligation related to the Company's new operations office located in Woodbridge, New Jersey. The Company recorded a $10.0 million right-of-use asset and lease liability for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows (in thousands):

Operating Leases
Years ended:
2022	$7,657
2023	7,414
2024	7,039
2025	6,481
2026	5,247
Thereafter	23,400
Total future minimum lease payments	57,238
Amounts representing interest	7,002
Present value of net future minimum lease payments	$50,236

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Anthony J. Labozzetta, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report appears on page 72 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Jurisdictions that Prevent Inspections

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2022.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2022.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2021 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	566,453	$18.73	1,546,648
Total	566,453	$18.73	1,546,648
________________________
1.Consists of outstanding stock options to purchase 566,453 shares of common stock granted under the Company’s stock-based compensation plans.
2.The weighted average exercise price reflects an exercise price of $15.23 for 51,881 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019; an exercise price of $20.62 for 107,240 stock options granted in 2020; and an exercise price of $20.66 for 56,605 stock options granted in 2021 under the Company’s stock-based compensation plans.
3.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2022.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2022.

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

4.3
Form of Subordinated Note Certificate (Filed as an exhibit to the Company’s Current Report to the Company’s December 31, 2020 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021/File No. 001-31566.)

4.4
Form of Senior Debt Indenture (Filed as an exhibit to the Company’s Current Report to the Company’s December 31, 2020 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021/File No. 001-31566.)

4.5
Form of Subordinated Debt Indenture (Filed as an exhibit to the Company’s Current Report to the Company’s December 31, 2020 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021/File No. 001-31566.)

10.1
Executive Chairman Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated December 31, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 6, 2022/ File No. 001-31566.)

10.2
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated December 31, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 6, 2022/File No. 001-31566.)

10.3
Employment Agreement, dated March 11, 2020, by and between Provident Financial Services, Inc. and Anthony J. Labozzetta (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.4
Side-Letter Agreement, dated March 11, 2020, by and among Provident Financial Services, Inc., Provident Bank and Anthony J. Labozzetta (Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.5
Change in Control Agreement, dated March 11, 2020, by and between Provident Financial Services, Inc. and Anthony J. Labozzetta (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.6
Settlement Agreement, dated March 11, 2020, by and among SB One Bancorp, SB One Bank, Provident Financial Services, Inc., Provident Bank and Anthony J. Labozzetta (Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

10.7
Supplemental Executive Retirement Agreement, as amended by the benefit of Anthony J. Labozzetta. (Filed as an exhibit to the Company’s Current Report to the Company’s December 31, 2020 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021/File No. 001-31566.)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2022	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Labozzetta	By:	/s/ Thomas M. Lyons
	Anthony J. Labozzetta, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2022	Date:	March 1, 2022

	/s/ Christopher Martin	By:	/s/ Frank S. Muzio
	Christopher Martin Executive Chairman		Frank S. Muzio, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

	March 1, 2022	Date:	March 1, 2022

By:	/s/ Robert Adamo	By:	/s/ Thomas W. Berry
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 1, 2022	Date:	March 1, 2022

By:	/s/ James P. Dunigan	By:	/s/ Frank L. Fekete
	James P. Dunigan, Director		Frank L. Fekete, Director

Date:	March 1, 2022	Date:	March 1, 2022

By:	/s/ Ursuline F. Foley	By:	/s/ Terence Gallagher
	Ursuline F. Foley, Director		Terence Gallagher, Director

Date:	March 1, 2022	Date:	March 1, 2022

By:	/s/ Matthew K. Harding	By:	/s/ Carlos Hernandez
	Matthew K. Harding, Director		Carlos Hernandez, Director

Date:	March 1, 2022	Date:	March 1, 2022

By:	/s/ Edward J. Leppert	By:	/s/ Nadine Leslie
	Edward J. Leppert, Director		Nadine Leslie, Director

Date:	March 1, 2022	Date:	March 1, 2022

By:	/s/ Robert McNerney	By:	/s/ John Pugliese
	Robert McNerney, Director		John Pugliese, Director

Date:	March 1, 2022	Date:	March 1, 2022