Form 10-Q
period 2022-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2022-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3/31/2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 2, 2022 there were 83,209,012 shares issued and 75,443,160 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 123,321 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2022 (Unaudited) and December 31, 2021
(Dollars in Thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$330,814	$506,270
Short-term investments	102,332	206,193
Total cash and cash equivalents	433,146	712,463
Available for sale debt securities, at fair value	2,072,337	2,057,851
Held to maturity debt securities, net (fair value of $417,664 and $449,709 at March 31, 2022 and December 31, 2021, respectively).	421,958	436,150
Equity securities, at fair value	1,256	1,325
Federal Home Loan Bank stock	23,973	34,290
Loans	9,662,882	9,581,624
Less allowance for credit losses	76,275	80,740
Net loans	9,586,607	9,500,884
Foreclosed assets, net	8,578	8,731
Banking premises and equipment, net	82,987	80,559
Accrued interest receivable	41,033	41,990
Intangible assets	463,325	464,183
Bank-owned life insurance	237,808	236,630
Other assets	244,006	206,146
Total assets	$13,617,014	$13,781,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$9,183,808	$9,080,956
Savings deposits	1,490,624	1,460,541
Certificates of deposit of $100,000 or more	391,321	368,277
Other time deposits	300,334	324,238
Total deposits	11,366,087	11,234,012
Mortgage escrow deposits	40,184	34,440
Borrowed funds	399,606	626,774
Subordinated debentures	10,336	10,283
Other liabilities	179,670	178,597
Total liabilities	11,995,883	12,084,106
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,881,889 shares outstanding at March 31, 2022, and 83,209,012 shares issued and 76,969,999 shares outstanding at December 31, 2021, respectively.	832	832
Additional paid-in capital	972,552	969,815
Retained earnings	839,807	814,533
Accumulated other comprehensive (loss) income	(67,946)	6,863
Treasury stock	(109,581)	(79,603)
Unallocated common stock held by the Employee Stock Ownership Plan	(14,533)	(15,344)
Common stock acquired by the Directors' Deferred Fee Plan ("DDFP")	(3,844)	(3,984)
Deferred Compensation - Directors' Deferred Fee Plan	3,844	3,984
Total stockholders’ equity	1,621,131	1,697,096
Total liabilities and stockholders’ equity	$13,617,014	$13,781,202
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2022 and 2021 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2022	2021
Interest income:
Real estate secured loans	$63,835	$62,016
Commercial loans	22,821	26,143
Consumer loans	3,139	3,492
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	7,951	5,612
Held to maturity debt securities	2,596	2,784
Deposits, Federal funds sold and other short-term investments	647	484
Total interest income	100,989	100,531
Interest expense:
Deposits	5,187	7,417
Borrowed funds	1,168	2,809
Subordinated debt	108	305
Total interest expense	6,463	10,531
Net interest income	94,526	90,000
Provision benefit for credit losses	(6,405)	(15,001)
Net interest income after provision for credit losses	100,931	105,001
Non-interest income:
Fees	6,889	7,192
Wealth management income	7,466	7,134
Insurance agency income	3,420	2,727
Bank-owned life insurance	1,179	2,567
Net gains on securities transactions	16	197
Other income	1,178	1,820
Total non-interest income	20,148	21,637
Non-interest expense:
Compensation and employee benefits	37,067	35,312
Net occupancy expense	9,330	9,301
Data processing expense	5,344	4,393
FDIC insurance	1,205	1,770
Amortization of intangibles	859	972
Advertising and promotion expense	1,104	877
Credit loss benefit for off-balance sheet credit exposures	(2,390)	(875)
Other operating expenses	9,367	10,103
Total non-interest expense	61,886	61,853
Income before income tax expense	59,193	64,785
Income tax expense	15,231	16,226
Net income	$43,962	$48,559
Basic earnings per share	$0.58	$0.63
Weighted average basic shares outstanding	75,817,971	76,516,543
Diluted earnings per share	$0.58	$0.63
Weighted average diluted shares outstanding	75,914,079	76,580,862

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2022	2021
Net income	$43,962	$48,559
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized losses arising during the period	(84,971)	(9,019)
Reclassification adjustment for gains included in net income	—	(171)
Total	(84,971)	(9,190)
Unrealized gains on derivatives	10,438	4,621
Amortization related to post-retirement obligations	(276)	(109)
Total other comprehensive loss	(74,809)	(4,678)
Total comprehensive (loss) income	$(30,847)	$43,881

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	48,559	—	—	—	—	—	48,559
Other comprehensive loss, net of tax	—	—	—	(4,678)	—	—	—	—	(4,678)
Cash dividends paid	—	—	(18,075)	—	—	—	—	—	(18,075)
Distributions from DDFP	—	28	—	—	—	—	168	(168)	28
Purchases of treasury stock	—	—	—	—	(48)	—	—	—	(48)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(915)	—	—	—	(915)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	145	—	—	—	768	—	—	913
Allocation of Stock Award Plan ("SAP") shares	—	959	—	—	—	—	—	—	959
Allocation of stock options	—	53	—	—	—	—	—	—	53
Balance at March 31, 2021	$832	$963,556	$748,574	$12,977	$(59,261)	$(19,447)	$(4,381)	$4,381	$1,647,231
See accompanying notes to unaudited consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	832	969,815	814,533	6,863	(79,603)	(15,344)	(3,984)	3,984	1,697,096
Net income	—	—	43,962	—	—	—	—	—	43,962
Other comprehensive loss, net of tax	—	—	—	(74,809)	—	—	—	—	(74,809)
Cash dividends paid	—	—	(18,688)	—	—	—	—	—	(18,688)
Distributions from DDFP	—	45	—	—	—	—	140	(140)	45
Purchases of treasury stock	—	—	—	—	(29,025)	—	—	—	(29,025)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(953)	—	—	—	(953)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	332	—	—	—	811	—	—	1,143
Allocation of SAP shares	—	2,311	—	—	—	—	—	—	2,311
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at March 31, 2022	$832	$972,552	$839,807	$(67,946)	$(109,581)	$(14,533)	$(3,844)	$3,844	$1,621,131

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$43,962	$48,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,247	3,264
Provision benefit for credit losses on loans and securities	(6,405)	(15,001)
Credit loss benefit for off-balance sheet credit exposure	(2,390)	(875)
Deferred tax expense	10,625	6,271
Amortization of operating lease right-of-use assets	2,807	2,812
Income on Bank-owned life insurance	(1,179)	(2,567)
Net amortization of premiums and discounts on securities	3,844	3,110
Accretion of net deferred loan fees	(2,438)	(5,487)
Amortization of premiums on purchased loans, net	71	190
Net increase in loans originated for sale	—	(14,492)
Proceeds from sales of loans originated for sale	—	15,260
Proceeds from sales and paydowns of foreclosed assets	200	569
ESOP expense	1,143	913
Allocation of stock award shares	2,311	959
Allocation of stock options	49	53
Net gain on sale of loans	—	(768)
Net gain on securities transactions	(16)	(197)
Net gain on sale of premises and equipment	(8)	(15)
Net gain on sale of foreclosed assets	—	(170)
Decrease (increase) in accrued interest receivable	957	(2,567)
(Increase) decrease in other assets	(6,718)	41,160
Increase (decrease) in other liabilities	1,073	(44,565)
Net cash provided by operating activities	51,135	36,416
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	16,694	10,236
Purchases of held to maturity debt securities	(2,941)	(7,541)
Proceeds from sales of securities	—	9,442
Proceeds from maturities and paydowns of available for sale debt securities	84,128	90,807
Purchases of available for sale debt securities	(218,082)	(226,417)
Proceeds from redemption of Federal Home Loan Bank stock	10,317	12,147
Purchases of Federal Home Loan Bank stock	—	(1,656)
Purchases of loans	2,610	—
Net (increase) decrease in loans	(76,328)	24,217
Proceeds from sales of premises and equipment	8	15
Purchases of premises and equipment	(8,843)	(1,846)
Net cash used in investing activities	(192,437)	(90,596)
Cash flows from financing activities:
Net increase in deposits	132,075	459,684
Increase in mortgage escrow deposits	5,744	3,474
Cash dividends paid to stockholders	(18,688)	(18,075)
Purchase of treasury stock	$(29,025)	$(48)

	Three months ended March 31,
	2022	2021
Purchase of employee restricted shares to fund statutory tax withholding	(953)	(915)
Stock options exercised	—	638
Proceeds from long-term borrowings	—	400,000
Payments on long-term borrowings	(229,111)	(619,265)
Net increase (decrease) in short-term borrowings	1,943	(16,096)
Net cash (used in) provided by financing activities	(138,015)	209,397
Net (decrease) increase in cash and cash equivalents	(279,317)	155,217
Cash and cash equivalents at beginning of period	685,163	418,083
Restricted cash at beginning of period	27,300	114,270
Total cash, cash equivalents and restricted cash at beginning of period	712,463	532,353
Cash and cash equivalents at end of period	428,326	644,940
Restricted cash at end of period	4,820	42,630
Total cash, cash equivalents and restricted cash at end of period	$433,146	$687,570
Cash paid during the period for:
Interest on deposits and borrowings	$7,084	$10,399
Income taxes	$560	$270
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$47	$434
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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and the consolidated statements of income for the periods presented. Actual results could differ from these estimates. The allowance for credit losses and the valuation of deferred tax assets are estimates that are particularly susceptible to change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for all of 2022.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2021 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2022			2021
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$43,962			$48,559
Basic earnings per share:
Income available to common stockholders	$43,962	75,817,971	$0.58	$48,559	76,516,543	$0.63
Dilutive shares		96,108			64,319
Diluted earnings per share:
Income available to common stockholders	$43,962	75,914,079	$0.58	$48,559	76,580,862	$0.63
Anti-dilutive stock options and awards at March 31, 2022 and 2021, totaling 971,452 shares and 1.2 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2022, the improved economic outlook and the resulting lower allowance requirements led to reductions to the provisions for credit losses and off-balance sheet credit exposures. See Note 3 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.

D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of July 1, 2021. As of March 31, 2022, it is not more likely than not that the fair value of Provident Financial Services, Inc., the reporting unit, is below its carrying amount and therefore a test for impairment between annual tests is not required at this time.
Note 2. Investment Securities
At March 31, 2022, the Company had $2.07 billion and $422.0 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at March 31, 2022 totaled 489, compared with 166 at December 31, 2021. The increase in the number of securities in an unrealized loss position at March 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at March 31, 2022 and the Company had one security rated BBB by Moody’s Investors Service.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$274,876	—	(14,711)	260,165
Mortgage-backed securities	1,767,392	1,132	(98,060)	1,670,464
Asset-backed securities	43,895	1,139	(98)	44,936
State and municipal obligations	68,453	31	(4,638)	63,846
Corporate obligations	34,088	239	(1,401)	32,926
	$2,188,704	2,541	(118,908)	2,072,337

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$196,897	298	(866)	196,329
Mortgage-backed securities	1,711,312	14,082	(16,563)	1,708,831
Asset-backed securities	45,115	1,687	(5)	46,797
State and municipal obligations	68,702	1,127	(122)	69,707
Corporate obligations	36,109	425	(347)	36,187
	$2,058,135	17,619	(17,903)	2,057,851
The amortized cost and fair value of available for sale debt securities at March 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2022
	Amortized cost	Fair value
Due in one year or less	$997	1,005
Due after one year through five years	137,234	130,466
Due after five years through ten years	174,136	164,946
Due after ten years	65,050	60,520
	$377,417	356,937
Investments which pay principal on a periodic basis totaling $1.81 billion at amortized cost and $1.72 billion at fair value are excluded from the table above, as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2022, no securities were sold or called from the available for sale debt securities portfolio. For the three months ended March 31, 2021, proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no loss recognized.
The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$260,165	(14,711)	—	—	260,165	(14,711)
Mortgage-backed securities	1,352,508	(84,395)	155,913	(13,665)	1,508,422	(98,060)
Asset-backed securities	1,810	(98)	—	—	1,810	(98)
State and municipal obligations	60,024	(4,638)	—	—	60,024	(4,638)
Corporate obligations	14,270	(730)	6,124	(671)	20,394	(1,401)
	$1,688,777	(104,572)	162,037	(14,336)	1,850,815	(118,908)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$98,621	(866)	—	—	98,621	(866)
Mortgage-backed securities	1,147,403	(15,176)	33,850	(1,387)	1,181,253	(16,563)
Asset-backed securities	1,930	(5)	—	—	1,930	(5)
State and municipal obligations	10,732	(122)	—	—	10,732	(122)
Corporate obligations	18,474	(347)	—	—	18,474	(347)
	$1,277,160	(16,516)	33,850	(1,387)	1,311,010	(17,903)
The number of available for sale debt securities in an unrealized loss position at March 31, 2022 totaled 309, compared with 113 at December 31, 2021. The increase in the number of securities in an unrealized loss position at March 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. At March 31, 2022, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $3.4 million and an unrealized loss of $212,000. These private-label mortgage-backed securities were investment grade at March 31, 2022.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$1,430	—	—	1,430
Agency obligations	9,997	—	(622)	9,375
Mortgage-backed securities	13	—	—	13
State and municipal obligations	400,629	3,411	(6,625)	397,415
Corporate obligations	9,923	1	(493)	9,431
	$421,992	3,412	(7,740)	417,664
At March 31, 2022, the allowance for credit losses on held to maturity debt securities totaled $34,000 and is excluded from amortized cost in the table above.

	December 31, 2021
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
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $15.8 million with gross gains of $16,000 and no gross losses. For the three months ended March 31, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $6.8 million with gross losses of $33,000 and no gross gains.

The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at March 31, 2022 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2022
	Amortized cost	Fair value
Due in one year or less	$17,286	17,338
Due after one year through five years	153,590	152,915
Due after five years through ten years	194,905	194,739
Due after ten years	56,198	52,659
	$421,979	417,651
Mortgage-backed securities totaling $13,000 at amortized cost and $13,000 at fair value are excluded from the table above, as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $34,000 is excluded from the table above.
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,374	(622)	—	—	9,374	(622)
State and municipal obligations	90,209	(5,480)	8,482	(1,145)	98,691	(6,625)
Corporate obligations	8,105	(493)	—	—	8,105	(493)
	$107,688	(6,595)	8,482	(1,145)	116,170	(7,740)

	December 31, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,821	(175)	—	—	9,821	(175)
State and municipal obligations	27,350	(471)	5,022	(164)	32,372	(635)
Corporate obligations	7,649	(152)	—	—	7,649	(152)
	$44,820	(798)	5,022	(164)	49,842	(962)
The number of held to maturity debt securities in an unrealized loss position at March 31, 2022 totaled 180, compared with 53 at December 31, 2021. The increase in the number of securities in an unrealized loss position at March 31, 2022, was due to higher current market interest rates compared to rates at December 31, 2021.

Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2022 (in thousands):

	March 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury Obligations	$1,430	—	—	—	—	1,430
Agency obligations	9,997	—	—	—	—	9,997
Mortgage-backed securities	13	—	—	—	—	13
State and municipal obligations	53,191	305,861	39,664	945	968	400,629
Corporate obligations	509	2,124	7,265	—	25	9,923
	$65,140	307,985	46,929	945	993	421,992

	December 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	21	—	—	—	—	21
State and municipal obligations	54,583	314,396	44,392	945	1,408	415,724
Corporate obligations	510	2,634	7,279	—	25	10,448
	$65,110	317,030	51,671	945	1,433	436,189

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At March 31, 2022, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 73% rated AA, 11% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
At March 31, 2022, the allowance for credit losses on held to maturity debt securities was $34,000, a decrease from $39,000 at December 31, 2021.
Note 3. Loans Receivable and Allowance for Credit Losses
Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Mortgage loans:
Residential	$1,194,613	1,202,638
Commercial	3,937,216	3,827,370
Multi-family	1,394,761	1,364,397
Construction	699,415	683,166
Total mortgage loans	7,226,005	7,077,571
Commercial loans	2,131,326	2,188,866
Consumer loans	316,589	327,442
Total gross loans	9,673,920	9,593,879
Premiums on purchased loans	1,482	1,451
Net deferred fees and unearned discounts	(12,520)	(13,706)
Total loans	$9,662,882	9,581,624
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	March 31, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no specific allowance
Mortgage loans:
Residential	$2,385	1,354	5,396	—	9,135	1,185,478	1,194,613	5,396
Commercial	282	—	19,533	—	19,815	3,917,401	3,937,216	19,533
Multi-family	816	—	2,053	—	2,869	1,391,892	1,394,761	2,053
Construction	1,659	—	2,366	—	4,025	695,390	699,415	2,366
Total mortgage loans	5,142	1,354	29,348	—	35,844	7,190,161	7,226,005	29,348
Commercial loans	4,019	318	13,793	—	18,130	2,113,196	2,131,326	10,366
Consumer loans	571	90	1,171	—	1,832	314,757	316,589	1,171
Total gross loans	$9,732	1,762	44,312	—	55,806	9,618,114	9,673,920	40,885

	December 31, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no specific allowance
Mortgage loans:
Residential	$7,229	1,131	6,072	—	14,432	1,188,206	1,202,638	6,072
Commercial	720	3,960	16,887	—	21,567	3,805,803	3,827,370	16,887
Multi-family	—	—	439	—	439	1,363,958	1,364,397	439
Construction	—	—	2,365	—	2,365	680,801	683,166	2,365
Total mortgage loans	7,949	5,091	25,763	—	38,803	7,038,768	7,077,571	25,763
Commercial loans	7,229	1,289	20,582	—	29,100	2,159,766	2,188,866	14,453
Consumer loans	649	228	1,682	—	2,559	324,883	327,442	1,682
Total gross loans	$15,827	6,608	48,027	—	70,462	9,523,417	9,593,879	41,898

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $44.3 million and $48.0 million at March 31, 2022 and December 31, 2021, respectively. Included in non-accrual loans were $20.3 million and $23.0 million of loans which were less than 90 days past due at March 31, 2022 and December 31, 2021, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2022 and December 31, 2021. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). An allowance for collateral-dependent impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs. The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral-dependent loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral-dependent loan and updated annually, or more frequently if required.
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

At March 31, 2022, there were 134 impaired loans totaling $48.3 million. Included in this total were 105 TDRs related to 102 borrowers totaling $20.3 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2022. At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021.
At March 31, 2022 and December 31, 2021, the fair value of the assets securing collateral-dependent impaired loans totaled $16.2 million and $18.2 million, respectively. These collateral-dependent impaired loans at March 31, 2022 consisted of $14.4 million in commercial loans, $1.7 million in residential real estate loans, and $64,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2022
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision benefit to operations	(1,995)	(4,404)	(1)	(6,400)
Recoveries of loans previously charged-off	10	1,860	166	2,036
Loans charged-off	(23)	—	(78)	(101)
Balance at end of period	$50,096	23,799	2,380	76,275

2021
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(13,467)	(467)	(1,066)	(15,000)
Recoveries of loans previously charged-off	276	528	303	1,107
Loans charged-off	(918)	(843)	(221)	(1,982)
Balance at end of period	$54,198	26,302	5,091	85,591
For the three months ended March 31, 2022, the Company recorded a $6.4 million provision benefit for credit losses on loans, compared to a $15.0 million provision benefit for the same period in 2021. The decrease in the period-over-period provision benefit was largely a function of the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period.
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	March 31, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$37,976	9,147	1,200	48,323
Collectively evaluated for impairment	7,188,029	2,122,179	315,389	9,625,597
Total gross loans	$7,226,005	2,131,326	316,589	9,673,920

	December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$34,610	16,420	1,224	52,254
Collectively evaluated for impairment	7,042,961	2,172,446	326,218	9,541,625
Total gross loans	$7,077,571	2,188,866	327,442	9,593,879

The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$840	1,145	49	2,034
Collectively evaluated for impairment	49,256	22,654	2,331	74,241
Total gross loans	$50,096	23,799	2,380	76,275

	December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$875	3,358	51	4,284
Collectively evaluated for impairment	51,229	22,985	2,242	76,456
Total gross loans	$52,104	26,343	2,293	80,740
Loan modifications for borrowers experiencing financial difficulties that are considered TDRs primarily involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, management attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification as of March 31, 2022 and 2021 (in thousands):

	For the three months ended
	March 31, 2022			March 31, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Commercial loans	—	—	—	3	1,361	1,359
Total restructured loans	—	$—	$—	3	$1,361	$1,359
All TDRs are impaired loans, which are individually evaluated for impairment. During the three months ended March 31, 2022, no charge-offs were recorded on collateral-dependent impaired loans, while $1.5 million of charge-offs were recorded on collateral-dependent impaired loans during the three months ended March 31, 2021. For the three months ended March 31, 2022, there was no allowance for credit losses for loans associated with the TDRs presented in the preceding tables.
There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month periods ending March 31, 2022 and March 31, 2021. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At March 31, 2022, the balance of PCD loans totaled $242.7 million with a related allowance for credit losses of $2.8 million. The balance of PCD loans at December 31, 2021 was $246.9 million with a related allowance for credit losses of $2.8 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	March 31, 2022					December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$11,064	8,680	—	8,723	95	12,326	9,814	—	9,999	423
Commercial	18,381	17,648	—	17,723	14	15,310	14,685	—	15,064	63
Multi-family	1,614	1,614	—	1,620	—	—	—	—	—	—
Construction	1,656	1,588	—	1,588	—	1,656	1,588	—	1,643	30
Total	32,715	29,530	—	29,654	109	29,292	26,087	—	26,706	516
Commercial loans	5,670	3,645	—	3,680	4	9,845	7,254	—	7,714	33
Consumer loans	1,425	889	—	898	14	1,389	853	—	1,613	115
Total impaired loans	$39,810	34,064	—	34,232	127	40,526	34,194	—	36,033	664

Loans with an allowance recorded
Mortgage loans:
Residential	$7,925	7,584	824	7,617	72	7,994	7,652	858	7,742	278
Commercial	862	862	16	867	12	871	871	17	894	48
Total	8,787	8,446	840	8,484	84	8,865	8,523	875	8,636	326
Commercial loans	6,152	5,502	1,145	8,546	34	9,498	9,166	3,358	8,304	257
Consumer loans	331	311	49	313	3	391	371	51	379	18
Total impaired loans	$15,270	14,259	2,034	17,343	121	18,754	18,060	4,284	17,319	601

Total impaired loans
Mortgage loans:
Residential	$18,989	16,264	824	16,340	167	20,320	17,466	858	17,741	701
Commercial	19,243	18,510	16	18,590	26	16,181	15,556	17	15,958	111
Multi-family	1,614	1,614	—	1,620	—	—	—	—	—	—
Construction	1,656	1,588	—	1,588	—	1,656	1,588	—	1,643	30
Total	41,502	37,976	840	38,138	193	38,157	34,610	875	35,342	842
Commercial loans	11,822	9,147	1,145	12,226	38	19,343	16,420	3,358	16,018	290
Consumer loans	1,756	1,200	49	1,211	17	1,780	1,224	51	1,992	133
Total impaired loans	$55,080	48,323	2,034	51,575	248	59,280	52,254	4,284	53,352	1,265
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $2.0 million at March 31, 2022 and $4.3 million at December 31, 2021. At March 31, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $34.1 million and $34.2 million, respectively. The average balance of impaired loans for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 was $51.6 million and $53.4 million, respectively.
Management utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Department. The risk ratings are also reviewed periodically through loan review examinations which are currently performed by an independent third-party. Reports by the independent third-party are presented to the Audit Committee of the Board of Directors.

The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of March 31, 2022, the Company secured 2,067 PPP loans for its customers totaling $682.0 million, which includes both the initial round and the second round of PPP. As of March 31, 2022, 1,994 PPP loans totaling $653.1 million were forgiven and repaid by the SBA. At March 31, 2022, PPP loans totaled $28.9 million, and are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2022 and December 31, 2021 (in thousands):

	Gross Loans Held for Investment by Year of Origination at March 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	—	1,354	—	—	1,354
Substandard	—	—	—	—	280	7,718	—	—	7,998
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	280	9,072	—	—	9,352
Pass/Watch	45,614	225,105	228,755	109,721	62,727	513,339	—	—	1,185,261
Total residential	$45,614	225,105	228,755	109,721	63,007	522,411	—	—	1,194,613

Commercial Mortgage
Special mention	$—	—	838	28,703	49,024	13,930	—	—	92,495
Substandard	—	—	—	—	7,330	22,648	774	—	30,752
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	838	28,703	56,354	36,578	774	—	123,247
Pass/Watch	235,572	662,441	602,550	572,794	284,646	1,319,324	105,975	30,667	3,813,969
Total commercial mortgage	$235,572	662,441	603,388	601,497	341,000	1,355,902	106,749	30,667	3,937,216

Multi-family
Special mention	$—	—	—	—	—	1,683	—	—	1,683
Substandard	—	—	439	—	—	2,554	—	—	2,993
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	439	—	—	4,237	—	—	4,676
Pass/Watch	51,221	154,053	284,440	155,014	193,026	548,473	2,695	1,163	1,390,085
Total multi-family	$51,221	154,053	284,879	155,014	193,026	552,710	2,695	1,163	1,394,761

Construction
Special mention	$—	—	—	939	19,014	—	—	—	19,953
Substandard	—	—	—	382	2,365	—	—	—	2,747
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination at March 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	—	—	1,321	21,379	—	—	—	22,700
Pass/Watch	15,848	224,941	167,494	218,541	41,172	2,404		6,315	676,715
Total construction	$15,848	224,941	167,494	219,862	62,551	2,404	—	6,315	699,415

Total Mortgage
Special mention	$—	—	838	29,642	68,038	16,967	—	—	115,485
Substandard	—	—	439	382	9,975	32,920	774	—	44,490
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,277	30,024	78,013	49,887	774	—	159,975
Pass/Watch	348,255	1,266,540	1,283,239	1,056,070	581,571	2,383,540	108,670	38,145	7,066,030
Total Mortgage	$348,255	1,266,540	1,284,516	1,086,094	659,584	2,433,427	109,444	38,145	7,226,005

Commercial
Special mention	$—	—	129	829	3,227	53,407	2,563	1,305	61,460
Substandard	—	—	2	9,257	5,683	77,111	20,600	913	113,566
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	131	10,086	8,910	130,518	23,163	2,218	175,026
Pass/Watch	125,998	484,075	232,947	207,513	165,858	294,256	408,921	36,732	1,956,300
Total commercial	$125,998	484,075	233,078	217,599	174,768	424,774	432,084	38,950	2,131,326

Consumer (1)
Special mention	$—	—	—	—	—	2	—	88	90
Substandard	—	—	—	—	114	1,014	6	—	1,134
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	114	1,016	6	88	1,224
Pass/Watch	7,666	23,475	3,559	19,820	19,832	105,679	119,412	15,922	315,365
Total consumer	$7,666	23,475	3,559	19,820	19,946	106,695	119,418	16,010	316,589

Total Loans
Special mention	$—	—	967	30,471	71,265	70,376	2,563	1,393	177,035
Substandard	—	—	441	9,639	15,772	111,045	21,380	913	159,190
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,408	40,110	87,037	181,421	23,943	2,306	336,225
Pass/Watch	481,919	1,774,090	1,519,745	1,283,403	767,261	2,783,475	637,003	90,799	9,337,695

	Gross Loans Held for Investment by Year of Origination at March 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$481,919	1,774,090	1,521,153	1,323,513	854,298	2,964,896	660,946	93,105	9,673,920
(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential
Special mention	$—	—	—	—	697	434	—	—	1,131
Substandard	—	—	—	280	166	8,569	—	—	9,015
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	280	863	9,003	—	—	10,146
Pass/Watch	229,106	235,949	113,206	67,493	75,906	470,832	—	—	1,192,492
Total residential	$229,106	235,949	113,206	67,773	76,769	479,835	—	—	1,202,638

Commercial Mortgage
Special mention	$—	2,624	28,706	22,296	9,657	26,668	1,094	—	91,045
Substandard	—	—	18	34,260	7,352	34,356	799	—	76,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	2,624	28,724	56,556	17,009	61,024	1,893	—	167,830
Pass/Watch	655,105	600,030	589,578	298,665	430,947	952,746	101,618	30,851	3,659,540

Total commercial mortgage	$655,105	602,654	618,302	355,221	447,956	1,013,770	103,511	30,851	3,827,370

Multi-family
Special mention	$—	—	—	—	3,053	271	—	—	3,324
Substandard	—	439	—		—	945	—	—	1,384
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	—	—	3,053	1,216	—	—	4,708
Pass/Watch	154,419	294,716	166,558	173,583	117,654	448,710	2,880	1,169	1,359,689
Total multi-family	$154,419	295,155	166,558	173,583	120,707	449,926	2,880	1,169	1,364,397

Construction
Special mention	$—	1,125	—	—	—	—	—	—	1,125
Substandard	—	—	—	2,365	—	—	—	—	2,365
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,125	—	2,365	—	—	—	—	3,490

	Gross Loans Held for Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	173,843	176,182	219,331	94,363	9,604	103		6,250	679,676
Total construction	$173,843	177,307	219,331	96,728	9,604	103	—	6,250	683,166

Total Mortgage
Special mention	$—	3,749	28,706	22,296	13,407	27,373	1,094	—	96,625
Substandard	—	439	18	36,905	7,518	43,870	799	—	89,549
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,188	28,724	59,201	20,925	71,243	1,893	—	186,174
Pass/Watch	1,212,473	1,306,877	1,088,673	634,104	634,111	1,872,391	104,498	38,270	6,891,397
Total Mortgage	$1,212,473	1,311,065	1,117,397	693,305	655,036	1,943,634	106,391	38,270	7,077,571

Commercial
Special mention	$1,232	2,662	2,816	3,263	24,418	40,561	8,389	2,155	85,496
Substandard	—	736	5,517	5,860	5,747	64,807	13,622	1,821	98,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	3,398	8,333	9,123	30,165	105,368	22,011	3,976	183,606
Pass/Watch	415,924	222,132	179,193	154,440	149,567	489,051	355,097	39,856	2,005,260
Total commercial	$417,156	225,530	187,526	163,563	179,732	594,419	377,108	43,832	2,188,866

Consumer (1)
Special mention	$—	—	—	—	—	109	25	94	228
Substandard	—	—	—	116	2	1,514	6	—	1,638
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	116	2	1,623	31	94	1,866
Pass/Watch	25,140	4,503	24,272	21,046	15,804	99,106	119,347	16,358	325,576
Total consumer	$25,140	4,503	24,272	21,162	15,806	100,729	119,378	16,452	327,442

Total Loans
Special mention	$1,232	6,411	31,522	25,559	37,825	68,043	9,508	2,249	182,349
Substandard	—	1,175	5,535	42,881	13,267	110,191	14,427	1,821	189,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	7,586	37,057	68,440	51,092	178,234	23,935	4,070	371,646
Pass/Watch	1,653,537	1,533,512	1,292,138	809,590	799,482	2,460,548	578,942	94,484	9,222,233

	Gross Loans Held for Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$1,654,769	1,541,098	1,329,195	878,030	850,574	2,638,782	602,877	98,554	9,593,879

(1) For consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 4. Deposits
Deposits at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Savings	$1,490,624	1,460,541
Money market	2,652,077	2,592,523
NOW	3,705,969	3,722,198
Non-interest bearing	2,825,762	2,766,235
Certificates of deposit	691,655	692,515
Total deposits	$11,366,087	11,234,012
Note 5. Borrowed Funds
Borrowed funds at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Securities sold under repurchase agreements	$118,759	116,760
FHLB line of credit	—	—
FHLB advances	280,848	510,014
Total borrowed funds	$399,606	626,774
At March 31, 2022, FHLB advances were at fixed rates and mature between April 2022 and July 2025, and at December 31, 2021, FHLB advances were at fixed rates with maturities between January 2022 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances at March 31, 2022 are as follows (in thousands):

2022
Due in one year or less	$102,971
Due after one year through two years	45,049
Due after two years through three years	74,668
Due after three years through four years	58,160
Thereafter	—
Total FHLB advances	$280,848
Scheduled maturities of securities sold under repurchase agreements at March 31, 2022 are as follows (in thousands):

2022
Due in one year or less	$118,759
Thereafter	—
Total securities sold under repurchase agreements	$118,759

The following tables set forth certain information as to borrowed funds for the periods ended March 31, 2022 and December 31, 2021 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
March 31, 2022
Securities sold under repurchase agreements	$120,188	117,615	0.30%
FHLB line of credit	—	—	—
FHLB advances	488,996	432,064	0.99
December 31, 2021
Securities sold under repurchase agreements	$132,005	116,158	0.07%
FHLB line of credit	—	205	0.34
FHLB advances	941,939	673,014	1.27
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At March 31, 2022 and December 31, 2021, available for sale debt securities pledged as collateral for repurchase agreements totaled $133.3 million and $136.0 million, respectively.
Interest expense on borrowings for the three months ended March 31, 2022 and 2021 was $1.2 million and $2.8 million, respectively.
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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2022 and 2021, includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$—	—	7	9
Interest cost	214	198	111	106
Expected return on plan assets	(864)	(807)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	—	118	(326)	(268)
Net periodic (benefit) cost	$(650)	(491)	(208)	(153)
In its consolidated financial statements for the year ended December 31, 2021, the Company previously disclosed that it does not expect to contribute to the pension plan in 2022. As of March 31, 2022, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2022 were calculated using the January 1, 2022 pension and other post-retirement benefits actuarial valuations.

Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. The Company continues to assess the impact that this guidance will have on the Company’s consolidated financial statements.
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets (or one or more beneficial interests secured by a portfolio of prepayable financial instruments) without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same method to similar hedging strategies. Also, ASU 2022-01 expands the current model to explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items. This allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU 2022-01 also addresses questions about the types of derivatives that could be used as the hedging instrument in potential multiple-layer hedges. ASU 2022-01, an entity has the flexibility to use any type of derivative or combination of derivatives (e.g., spot-starting constant-notional swaps with different term lengths, a combination of spot-starting and forward-starting constant-notional swaps, amortizing-notional swaps) by applying the multiple-layer model that aligns with its risk management strategy. ASU 2022-01 expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2017-12. The Company continues to assess the impact that this guidance will have on the Company’s consolidated financial statements. .
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019 the Company formed, a cross-functional team to develop transition plans for the LIBOR transition to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the

Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") and no longer offers LIBOR as an option to customers. The Company continues to assess the impacts of this guidance, and has not determined whether LIBOR transition and this guidance will have a material effect on the Company's business operations and consolidated financial statements.

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
For the three months ended March 31, 2022, the Company recorded a $2.4 million benefit to the provision for credit losses for off-balance sheet credit exposures compared to an $875,000 benefit to the provision for credit losses for off-balance sheet credit exposures for the same period in 2021. The increase in the period-over period provision benefit was primarily due to an increase in line of credit utilization.
The allowance for credit losses for off-balance sheet credit exposures was $4.1 million and $6.5 million at March 31, 2022 and December 31, 2021, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2022 and December 31, 2021.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits. The change in the fair value of these derivatives is recorded in accumulated other comprehensive (loss) income, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2022 and December 31, 2021.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2022 and December 31, 2021.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$260,165	260,165	—	—
Mortgage-backed securities	1,670,464	—	1,670,464	—
Asset-backed securities	44,936	—	44,936	—
State and municipal obligations	63,846	—	63,846	—
Corporate obligations	32,926	—	32,926	—
Total available for sale debt securities	2,072,337	260,165	1,812,172	—
Equity securities	1,256	1,256	—	—
Derivative assets	79,231	—	79,231	—
	$2,152,824	261,421	1,891,403	—

Derivative liabilities	$60,644	—	60,644	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$16,173	—	—	16,173
Foreclosed assets	8,578	—	—	8,578
	$24,751	—	—	24,751

	Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$196,329	196,329	—	—
Mortgage-backed securities	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	—	46,797	—
State and municipal obligations	69,707	—	69,707	—
Corporate obligations	36,187	—	36,187	—
Total available for sale debt securities	2,057,851	196,329	1,861,522	—
Equity Securities	1,325	1,325	—	—
Derivative assets	65,903	—	65,903	—
	$2,125,079	197,654	1,927,425	—

Derivative liabilities	$61,412	—	61,412	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,237	—	—	18,237
Foreclosed assets	8,731	—	—	8,731
	$26,968	—	—	26,968
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2022.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at March 31, 2022 and December 31, 2021 was $4.8 million and $27.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2022 and December 31, 2021. Fair values are presented by level within the fair value hierarchy.

	Fair Value Measurements at March 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$433,146	433,146	433,146	—	—
Available for sale debt securities:
U.S. Treasury obligations	260,165	260,165	260,165	—	—
Mortgage-backed securities	1,670,464	1,670,464	—	1,670,464	—
Asset-backed securities	44,936	44,936	—	44,936	—
State and municipal obligations	63,846	63,846	—	63,846	—
Corporate obligations	32,926	32,926	—	32,926	—
Total available for sale debt securities	$2,072,337	2,072,337	260,165	1,812,172	—
Held to maturity debt securities, net of allowance for credit losses:
US Treasury obligations	1,430	1,430	1,430	—	—
Agency obligations	9,997	9,375	9,375	—	—
Mortgage-backed securities	13	13	—	13	—
State and municipal obligations	400,606	397,415	—	397,415	—
Corporate obligations	9,912	9,431	—	9,431	—
Total held to maturity debt securities, net of allowance for credit losses	$421,958	417,664	10,805	406,859	—
FHLBNY stock	23,973	23,973	23,973	—	—
Equity Securities	1,256	1,256	1,256	—	—
Loans, net of allowance for credit losses	9,586,607	9,586,361	—	—	9,586,361
Derivative assets	79,231	79,231	—	79,231	—

Financial liabilities:
Deposits other than certificates of deposits	$10,674,432	10,674,432	10,674,432	—	—
Certificates of deposit	691,655	690,591	—	690,591	—
Total deposits	$11,366,087	11,365,023	10,674,432	690,591	—
Borrowings	399,606	386,705	—	386,705	—
Subordinated debentures	10,336	9,594	—	9,594	—
Derivative liabilities	60,644	60,644	—	60,644	—

	Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712,463	712,463	712,463	—	—
Available for sale debt securities:
U.S. Treasury obligations	196,329	196,329	196,329	—	—
Mortgage-backed securities	1,708,831	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	46,797	—	46,797	—
State and municipal obligations	69,707	69,707	—	69,707	—
Corporate obligations	36,187	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	2,057,851	196,329	1,861,522	—
Held to maturity debt securities:
Agency obligations	$9,996	9,821	9,821	—	—
Mortgage-backed securities	21	21	—	21	—
State and municipal obligations	415,699	429,552	—	429,552	—
Corporate obligations	10,434	10,315	—	10,315	—
Total held to maturity debt securities	$436,150	449,709	9,821	439,888	—
FHLBNY stock	34,290	34,290	34,290	—	—
Equity Securities	1,325	1,325	1,325	—	—
Loans, net of allowance for credit losses	9,500,884	9,607,225	—	—	9,607,225
Derivative assets	65,903	65,903	—	65,903	—

Financial liabilities:
Deposits other than certificates of deposits	$10,541,497	10,541,497	10,541,497	—	—
Certificates of deposit	692,515	694,041	—	694,041	—
Total deposits	$11,234,012	11,235,538	10,541,497	694,041	—
Borrowings	626,774	625,636	—	625,636	—
Subordinated debentures	10,283	9,750	—	9,750	—
Derivative liabilities	61,412	61,412	—	61,412	—

Note 10. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive loss, both gross and net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized losses arising during the period	$(116,081)	31,110	(84,971)	(12,152)	3,133	(9,019)
Reclassification adjustment for gains included in net income	—	—	—	(230)	59	(171)
Total	(116,081)	31,110	(84,971)	(12,382)	3,192	(9,190)
Unrealized gains on derivatives (cash flow hedges)	14,260	(3,822)	10,438	6,226	(1,605)	4,621
Amortization related to post-retirement obligations	(378)	102	(276)	(150)	41	(109)
Total other comprehensive (loss) income	$(102,199)	27,390	(74,809)	(6,306)	1,628	(4,678)
The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax for the three months ended March 31,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31,	$(211)	2,981	4,093	6,863	23,690	(1,081)	(4,954)	17,655
Current - period other comprehensive (loss)	(84,971)	(276)	10,438	(74,809)	(9,190)	(109)	4,621	(4,678)
Balance at March 31,	$(85,182)	2,705	14,531	(67,946)	14,500	(1,190)	(333)	12,977

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and three months ended March 31, 2022 and 2021 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2022	2021
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	(230)	Net gain on securities transactions
	—	59	Income tax expense
	—	(171)	Net of tax

Cash flow hedges:
Unrealized losses on derivatives	666	879	Interest expense
	(178)	(227)	Income tax expense
	488	652

Post-retirement obligations:
Amortization of actuarial gains	$(326)	(150)	Compensation and employee benefits (1)
	87	41	Income tax expense
	$(239)	(109)	Net of tax

Total reclassifications	$249	372	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2022 and December 31, 2021, the Company had 166 loan related interest rate swaps, with an aggregate notional amount of $2.43 billion and $2.42 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. At March 31, 2022 and December 31, 2021, the Company had 13 credit derivatives, with aggregate notional amounts of $147.2 million and $144.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At March 31, 2022 and December 31, 2021, the fair value of these credit derivatives were $77,700 and $108,800, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $4.9 million will be reclassified as a reduction to interest expense. As of March 31, 2022, the Company had 13 outstanding interest rate derivatives with an aggregate notional amount of $500.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021 (in thousands).

	Fair Values of Derivative Instruments as of March 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,200,002	Other assets	$59,907	$1,200,002	Other liabilities	$60,594
Credit contracts	33,621	Other assets	56	99,741	Other liabilities	32
Total derivatives not designated as a hedging instrument			59,963			60,626

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	19,207	20,000	Other liabilities	60
Total gross derivative amounts recognized on the balance sheet			79,170			60,686

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$79,170			$60,686

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$5,558			$5,558
Cash collateral - institutional counterparties (1)			62,840			4,630
Net derivatives not offset			$10,772			$50,498

	Fair Values of Derivative Instruments as of December 31, 2021
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,188,703	Other assets	$59,110	$1,188,703	Other liabilities	$60,163
Credit contracts	33,683	Other assets	76	97,213	Other liabilities	46
Total derivatives not designated as a hedging instrument			59,186			60,209

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	7,278	350,000	Other liabilities	2,263
Total gross derivative amounts recognized on the balance sheet			66,464			62,472

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$66,464			$62,472

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$18,618			$18,618
Cash collateral - institutional counterparties (1)			—			26,566
Net derivatives not offset			$47,846			$17,288
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended March 31, 2022 and December 31, 2021.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2022 and 2021 (in thousands).

		Gain recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2022	March 31, 2021
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$366	400
Credit contracts	Other income	(17)	23
Total		$349	423

	Consolidated Statements of Income	Loss recognized in expense on derivatives for the three months ended
		March 31, 2022	March 31, 2021
Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$666	879
Total		$666	879

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
At March 31, 2022, the Company had four dealer counterparties. The Company had a net liability position with respect to one of the counterparties. The termination value for this net liability position, which includes accrued interest, was $5.6 million at March 31, 2022. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $4.8 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2022, and 2021 the out-of-scope revenue related to financial instruments was 83.4% and 82.3%, respectively, of the Company's total revenue. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,466	7,134
Insurance agency income	3,420	2,727
Banking service charges and other fees:
Service charges on deposit accounts	2,960	2,497
Debit card and ATM fees	770	1,778
Total banking service charges and other fees	3,730	4,275
Total in-scope non-interest income	14,616	14,136
Total out-of-scope non-interest income	5,532	7,501
Total non-interest income	$20,148	21,637
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
Note 13. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at March 31, 2022 and December 31, 2021 (in thousands):

	Classification	March 31, 2022	December 31, 2021
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$65,417	$48,808
Lease Liabilities:
Operating lease liabilities	Other liabilities	$67,227	$50,236
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
At March 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.2 years and 2.50%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Lease Costs:
Operating lease cost	$2,807	$2,812
Variable lease cost	718	803
Total lease cost	$3,525	$3,615

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,939	$2,345
During the three months ended March 31, 2022, the Company added one new lease obligation related to the Company's new administrative office location in Iselin, New Jersey. The Company recorded a right-of-use asset and lease liability of $16.0 million for this lease obligation.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2022	$6,625
2023	9,167
2024	9,004
2025	8,466
2026	7,267
Thereafter	35,208
Total future minimum lease payments	75,737
Amounts representing interest	8,510
Present value of net future minimum lease payments	$67,227

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, the COVID-19 pandemic continues to have an uncertain impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, including potential variants, it is difficult to predict the continuing impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which remain highly uncertain, including when the pandemic will be controlled and abated, and the extent to which the economy can remain open. As the result of the pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increased number of employees working remotely.
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
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:
•Valuation of the allowance for credit losses; and
•Valuation of deferred tax assets
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with the current expected credit loss (“CECL”) methodology. The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged, or credited to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.

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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies at the reporting date: management has a reasonable expectation that a troubled debt restructuring (“TDR”) will be executed with an individual borrower; or when an extension or renewal option is included in the original contract and is not unconditionally cancellable by the Company. Management will assess the likelihood of the option being exercised by the borrower and appropriately extend the maturity for modeling purposes.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2022, the portfolio and class segments for the Company’s loan portfolio were:
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
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since their origination are considered Purchased Credit Deteriorated ("PCD") loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of COVID-19 continues, the effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. See Note 3 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2022 or December 31, 2021.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND DECEMBER 31, 2021
Total assets at March 31, 2022 were $13.62 billion, a $164.2 million decrease from December 31, 2021. The decrease in total assets was primarily due to a $279.3 million decrease in cash and cash equivalents and a $10.1 million decrease in total investments, partially offset by an $81.3 million increase in total loans.
The Company’s loan portfolio increased $81.3 million to $9.66 billion at March 31, 2022, from $9.58 billion at December 31, 2021. For the three months ended March 31, 2022, loan funding, including advances on lines of credit, totaled $959.4 million, compared with $770.5 million for the same period in 2021. Total Paycheck Protection Program ("PPP") loans outstanding decreased $66.0 million to $28.9 million at March 31, 2022, from $94.9 million at December 31, 2021. Excluding the net decrease in PPP loans, during the three months ended March 31, 2022, the Company experienced net increases in commercial mortgage loans, multi-family loans, construction loans and commercial loans of $109.8 million, $30.4 million, $16.2 million and $8.5 million, respectively, partially offset by net decreases in consumer loans and residential mortgage loans of $10.9 million and $8.0 million, respectively. Commercial real estate, commercial and construction loans represented 84.4% of the total loan portfolio at March 31, 2022, compared to 84.1% at December 31, 2021.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $192.7 million and $107.8 million, respectively, at March 31, 2022, compared to $167.1 million and $78.5 million, respectively, at December 31, 2021. No SNC relationships were 90 days or more delinquent at March 31, 2022.
The Company had outstanding junior lien mortgages totaling $137.0 million at March 31, 2022. Of this total, eight loans totaling $385,000 were 90 days or more delinquent with an allowance for credit losses of $6,000.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Mortgage loans:
Residential	$5,396	6,072
Commercial	19,533	16,887
Multi-family	2,053	439
Construction	2,366	2,365
Total mortgage loans	29,348	25,763
Commercial loans	13,793	20,582
Consumer loans	1,171	1,682
Total non-performing loans	44,312	48,027
Foreclosed assets	8,578	8,731
Total non-performing assets	$52,890	56,758
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Mortgage loans:
Residential	$1,354	1,131
Commercial	—	3,960
Multi-family	—	—
Construction	—	—
Total mortgage loans	1,354	5,091
Commercial loans	318	1,289
Consumer loans	90	228
Total 60-89 day delinquent loans	$1,762	6,608
At March 31, 2022, the Company’s allowance for credit losses related to the loan portfolio was 0.79% of total loans, compared to 0.84% and 0.87% at December 31, 2021 and March 31, 2021, respectively. The Company recorded a provision benefit for credit losses on loans of $6.4 million for the three months ended March 31, 2022 compared with a benefit of $15.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company had net recoveries of $1.9 million, compared to net charge-offs of $875,000 for the same period in 2021. The allowance for credit losses decreased $4.5 million to $76.3 million at March 31, 2022 from $80.7 million at December 31, 2021. The decrease in the period-over-period provision benefit was largely a function of the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period.
Total non-performing loans were $44.3 million, or 0.46% of total loans at March 31, 2022, compared to $48.0 million, or 0.50% of total loans at December 31, 2021. The $3.7 million decrease in non-performing loans consisted of a $6.8 million decrease in non-performing commercial loans, a $676,000 decrease in non-performing residential mortgage loans and a

$511,000 decrease in non-performing consumer loans, partially offset a $2.6 million increase in non-performing commercial mortgage loans.
At March 31, 2022 and December 31, 2021, the Company held foreclosed assets of $8.6 million and $8.7 million, respectively. During the three months ended March 31, 2022, there was one addition to foreclosed assets with an aggregate carrying value of $47,000 and a valuation charge of $200,000. Foreclosed assets at March 31, 2022 consisted primarily of commercial real estate. Total non-performing assets at March 31, 2022 decreased $3.9 million to $52.9 million, or 0.39% of total assets, from $56.8 million, or 0.41% of total assets at December 31, 2021.
Cash and cash equivalents were $433.1 million at March 31, 2022, a $279.3 million decrease from December 31, 2021, which was attributable to the deployment of excess liquidity into commercial loans and available for sale debt securities combined with the repayment of certain wholesale borrowings.
Total investments were $2.52 billion at March 31, 2022, a $10.1 million decrease from December 31, 2021. This decrease was largely due to an increase in unrealized losses on available for sale debt securities, repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits increased $132.1 million during the three months ended March 31, 2022, to $11.37 billion. Total savings and demand deposit accounts increased $132.9 million to $10.67 billion at March 31, 2022, while total time deposits decreased $860,000 to $691.7 million at March 31, 2022. The increase in savings and demand deposits was largely attributable to a $59.5 million increase in non-interest bearing demand deposits, a $59.6 million increase in money market deposits and a $30.1 million increase in savings deposits, partially offset by a $16.2 million decrease in interest bearing demand deposits. The decrease in time deposits was primarily due to maturities of longer-term retail time deposits, partially offset by an increase in brokered time deposits.
Borrowed funds decreased $227.2 million during the three months ended March 31, 2022, to $399.6 million. The decrease in borrowings for the period was largely due to the maturity and replacement of FHLB borrowings with lower-costing brokered deposits and retail deposits. Borrowed funds represented 2.9% of total assets at March 31, 2022, a decrease from 4.5% at December 31, 2021.
Stockholders’ equity decreased $76.0 million during the three months ended March 31, 2022, to $1.62 billion, primarily due to dividends paid to stockholders, common stock repurchases and an increase in unrealized losses on available for sale debt securities, partially offset by net income earned for the period. For the three months ended March 31, 2022, common stock repurchases totaled 1,282,075 shares at an average cost of $23.36 per share, of which 40,463 shares, at an average cost of $23.56 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2022, approximately 1.9 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule providing banking institutions that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition.
At March 31, 2022, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2022
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$529,542	4.00%	$529,542	4.00%	$1,171,128	8.85%
Common equity Tier 1 risk-based capital	480,506	4.50	747,454	7.00	1,171,128	10.97
Tier 1 risk-based capital	640,675	6.00	907,623	8.50	1,171,128	10.97
Total risk-based capital	854,233	8.00	1,121,181	10.50	1,240,068	11.61

Company:
Tier 1 leverage capital	$529,615	4.00%	$529,615	4.00%	$1,248,903	9.43%
Common equity Tier 1 risk-based capital	481,273	4.50	748,647	7.00	1,236,016	11.56
Tier 1 risk-based capital	641,697	6.00	909,071	8.50	1,248,903	11.68
Total risk-based capital	855,596	8.00	1,122,970	10.50	1,317,661	12.32
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
General. The Company reported net income of $44.0 million, or $0.58 per basic and diluted share for the three months ended March 31, 2022, compared to net income of $48.6 million, or $0.63 per basic and diluted share for the three months ended March 31, 2021.
Net Interest Income. Total net interest income increased $4.5 million to $94.5 million for the quarter ended March 31, 2022, from $90.0 million for the quarter ended March 31, 2021. Interest income for the quarter ended March 31, 2022 increased $458,000 to $101.0 million, from $100.5 million for the same period in 2021. Interest expense decreased $4.1 million to $6.5 million for the quarter ended March 31, 2022, from $10.5 million for the quarter ended March 31, 2021. The increase in net interest income for the three months ended March 31, 2022, was primarily driven by an increase in available for sale debt securities funded by growth in lower-costing core deposits and the reinvestment of PPP loan satisfactions. The increase in net interest income attributable to growth in average earning assets was partially offset by modest compression in the net interest margin. Additionally, fees related to the forgiveness of PPP loans, which are recognized in interest income, decreased $2.9 million to $1.1 million for the three months ended March 31, 2022, compared to $4.0 million for the three months ended March 31, 2021.
For the three months ended March 31, 2022, the net interest margin decreased three basis points to 3.02%, compared to 3.05% for the three months ended March 31, 2021. The weighted average yield on interest earning assets declined 18 basis points to 3.23% for the three months ended March 31, 2022, compared to 3.41% for the three months ended March 31, 2021, while the weighted average cost of interest bearing liabilities decreased 20 basis points to 0.29% for the three months ended March 31, 2022, compared to 0.49% for the same period last year. The average cost of interest bearing deposits decreased 14 basis points to 0.25% for the three months ended March 31, 2022, compared to 0.39% for the same period last year. Average non-interest bearing demand deposits totaled $2.79 billion for the three months ended March 31, 2022, compared with $2.38 billion for the three months ended March 31, 2021. The average cost of deposits, including non-interest bearing deposits, was 0.19% for the three months ended March 31, 2022, compared with 0.30% for the three months ended March 31, 2021. The average cost of borrowings for the three months ended March 31, 2022 was 0.86%, compared to 1.12% for the same period last year.
Interest income on loans secured by real estate increased $1.8 million to $63.8 million for the three months ended March 31, 2022, from $62.0 million for the three months ended March 31, 2021. Commercial loan interest income decreased $3.3 million to $22.8 million for the three months ended March 31, 2022, from $26.1 million for the three months ended March 31, 2021. Consumer loan interest income decreased $353,000 to $3.1 million for the three months ended March 31, 2022, from $3.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the average balance of total loans decreased $242.0 million to $9.48 billion, from $9.72 billion for the same period in 2021, primarily due to the forgiveness of PPP loans, partially offset by an increase in average commercial mortgage loans. The average yield on total loans for the three months ended March 31, 2022, increased two basis points to 3.80%, from 3.78% for the same period in 2021.
Interest income on held to maturity debt securities decreased $188,000 to $2.6 million for the quarter ended March 31, 2022, compared to the same period last year. Average held to maturity debt securities decreased $22.3 million to $428.1 million for the quarter ended March 31, 2022, from $450.4 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $2.3 million to $8.0 million for the three months ended March 31, 2022, from $5.6 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $958.4 million to $2.15 billion for the three months ended March 31, 2022.
The average yield on total securities decreased to 1.47% for the three months ended March 31, 2022, compared with 1.70% for the same period in 2021.
Interest expense on deposit accounts decreased $2.2 million to $5.2 million for the quarter ended March 31, 2022, compared with $7.4 million for the quarter ended March 31, 2021. The average cost of interest bearing deposits decreased to 0.25% for the first quarter of 2022, from 0.39% for the three months ended March 31, 2021. For the three months ended March 31, 2022, average interest bearing core deposits, which consist of total savings and demand deposits, increased $1.08 billion, to $7.77 billion, from $6.69 billion for the same period in 2021. The increase in average core deposits for the three months ended March 31, 2022 was largely due to organic growth and government stimulus in the prior year. For the three months ended March 31, 2022, average time deposit account balances decreased $362.2 million, to $680.8 million, from $1.04 billion for the same period in 2021.
Interest expense on borrowed funds decreased $1.6 million to $1.2 million for the quarter ended March 31, 2022, from $2.8 million for the quarter ended March 31, 2021. The average cost of borrowings decreased to 0.86% for the three months ended March 31, 2022, from 1.12% for the three months ended March 31, 2021. Average borrowings decreased $465.6 million to $549.7 million for the quarter ended March 31, 2022, from $1.02 billion for the quarter ended March 31, 2021.
Provision for Credit Losses. Provisions for credit losses are charged to operations in order to maintain the allowance for credit losses at a level management considers necessary to absorb projected credit losses that may arise over the expected term of each loan in the portfolio. In determining the level of the allowance for credit losses, management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable economic forecasts. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for credit losses on a quarterly basis and makes provisions for credit losses, if necessary, in order to maintain the valuation of the allowance.
The Company recorded a $6.4 million provision benefit for credit losses on loans for the three months ended March 31, 2022 compared with a benefit of $15.0 million for the three months ended March 31, 2021. The decrease in the period-over-period provision benefit was largely a function of the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period.
Non-Interest Income. Non-interest income totaled $20.1 million for the quarter ended March 31, 2022, a decrease of $1.5 million, compared to the same period in 2021. BOLI income decreased $1.4 million to $1.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a benefit claim recognized in the prior year and lower equity valuations. Other income decreased $642,000 to $1.2 million for the three months ended March 31, 2022, compared to $1.8 million for the same period in 2021, mainly due to decreases in net gains on sales of loans and net fees on loan-level interest rate swap transactions. Additionally, fee income decreased $303,000 to $6.9 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a decrease in debit card revenue, partially offset by an increase in commercial loan prepayment fees. The decrease in debit card revenue was largely attributable to the interchange transaction fee limitation imposed by the Durbin amendment, which became effective for the Company in the third quarter of 2021. Partially offsetting these decreases in non-interest income, insurance agency income increased $693,000 to $3.4 million, for the three months ended March 31, 2022, compared to the same period in 2021, resulting from an increase in contingent commissions. Additionally, wealth management income increased $332,000 to $7.5 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in the market value of assets under management and new business generation.
Non-Interest Expense. For the three months ended March 31, 2022, non-interest expense totaled $61.9 million, an increase of $33,000, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company recorded a $2.4 million provision benefit for credit losses for off-balance sheet credit exposures, compared to an $875,000 benefit for the same period in 2021. The increase in the period-over period provision benefit was primarily due to an increase in line of credit utilization. Other operating expenses decreased $736,000 to $9.4 million for the three months ended March 31, 2022, compared to the same period in 2021, largely due to decreases in debit card maintenance, attorney and consulting expenses. In addition, FDIC insurance decreased $565,000 to $1.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a decrease in the insurance assessment rate. Partially offsetting these decreases in non-interest expense, compensation and benefits expense increased $1.8 million to $37.1 million for the three months ended March 31, 2022, compared to $35.3 million for the three months ended March 31, 2021, primarily due to an increase in stock-based compensation and an increase in salary expense associated with Company-wide annual merit increases. Data processing expense increased $1.0 million to $5.3 million for the three months ended March 31, 2022, largely due to increases in software subscription expense and online banking costs.
Income Tax Expense. For the three months ended March 31, 2022, the Company’s income tax expense was $15.2 million with an effective tax rate of 25.7%, compared with income tax expense of $16.2 million with an effective tax rate of 25.0% for the three months ended March 31, 2021. The decrease in tax expense for the three months ended March 31, 2022, compared with the same period last year was largely the result of a decrease in taxable income.

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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2022 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$378,797	$(12,487)	(3.2)%
Static	391,284	—	—
+100	397,956	6,672	1.7
+200	404,336	13,052	3.3
+300	410,643	19,359	4.9
The interest rate risk position of the Company remains moderately asset-sensitive notwithstanding the deployment of excess cash into fixed rate longer duration assets, including investment securities and loans during the first quarter of 2022. As a result, the preceding table indicates that, as of March 31, 2022, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 4.9%, or $19.4 million. In the event of a 100 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 3.2%, or $12.5 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2022 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$2,096,015	$(140,636)	(6.3)%	15.0%	(8.8)%
Flat	2,236,651	—	—	16.4	—
+100	2,306,711	70,060	3.1	17.4	5.7
+200	2,346,403	109,752	4.9	18.1	10.2
+300	2,384,677	148,026	6.6	18.9	14.8
The preceding table indicates that as of March 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 6.6%, or $148.0 million. If rates were to decrease 100 basis points, the present value of equity would decrease 6.3%, or $140.6 million.
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
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2022 through January 31, 2022	38,169	$23.49	38,169	3,141,574
February 1, 2022 through February 28, 2022	163,423	23.12	163,423	2,978,151
March 1, 2022 through March 31, 2022	1,080,483	23.40	1,080,483	1,897,668
Total	1,282,075	23.36	1,282,075
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2022	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2022	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer