Form 10-Q
period 2022-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2022-08-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 6/30/2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2022 there were 83,209,012 shares issued and 75,277,070 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 113,725 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2022 (Unaudited) and December 31, 2021
(Dollars in Thousands)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$176,461	$506,270
Short-term investments	101,071	206,193
Total cash and cash equivalents	277,532	712,463
Available for sale debt securities, at fair value	1,947,120	2,057,851
Held to maturity debt securities, net (fair value of $399,140 at June 30, 2022 (unaudited) and $449,709 at December 31, 2021)	410,745	436,150
Equity securities, at fair value	1,102	1,325
Federal Home Loan Bank stock	54,836	34,290
Loans	9,992,445	9,581,624
Less allowance for credit losses	79,016	80,740
Net loans	9,913,429	9,500,884
Foreclosed assets, net	9,076	8,731
Banking premises and equipment, net	81,655	80,559
Accrued interest receivable	42,858	41,990
Intangible assets	462,451	464,183
Bank-owned life insurance	236,352	236,630
Other assets	278,745	206,146
Total assets	$13,715,901	$13,781,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,695,223	$9,080,956
Savings deposits	1,512,356	1,460,541
Certificates of deposit of $100,000 or more	392,725	368,277
Other time deposits	273,920	324,238
Total deposits	10,874,224	11,234,012
Mortgage escrow deposits	42,346	34,440
Borrowed funds	1,002,502	626,774
Subordinated debentures	10,389	10,283
Other liabilities	201,175	178,597
Total liabilities	12,130,636	12,084,106
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,163,718 shares outstanding at June 30, 2022 and 76,969,999 outstanding at December 31, 2021	832	832
Additional paid-in capital	976,067	969,815
Retained earnings	860,977	814,533
Accumulated other comprehensive (loss) income	(111,799)	6,863
Treasury stock	(127,091)	(79,603)
Unallocated common stock held by the Employee Stock Ownership Plan	(13,721)	(15,344)
Common stock acquired by the Directors' Deferred Fee Plan ("DDFP")	(3,705)	(3,984)
Deferred Compensation - Directors' Deferred Fee Plan	3,705	3,984
Total stockholders’ equity	1,585,265	1,697,096
Total liabilities and stockholders’ equity	$13,715,901	$13,781,202
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income:
Real estate secured loans	$69,073	$62,877	$132,908	$124,893
Commercial loans	22,363	25,173	45,184	51,316
Consumer loans	3,344	3,412	6,483	6,904
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	8,454	5,722	16,406	11,334
Held to maturity debt securities	2,489	2,700	5,085	5,484
Deposits, Federal funds sold and other short-term investments	562	660	1,209	1,144
Total interest income	106,285	100,544	207,275	201,075
Interest expense:
Deposits	5,576	6,782	10,763	14,199
Borrowed funds	1,104	2,553	2,272	5,362
Subordinated debt	130	304	239	609
Total interest expense	6,810	9,639	13,274	20,170
Net interest income	99,475	90,905	194,001	180,905
Provision charge (benefit) for credit losses	2,996	(10,704)	(3,409)	(25,705)
Net interest income after provision for credit losses	96,479	101,609	197,410	206,610
Non-interest income:
Fees	7,424	8,467	14,313	15,659
Wealth management income	7,024	7,859	14,489	14,993
Insurance agency income	2,850	2,849	6,270	5,576
Bank-owned life insurance	1,563	1,523	2,741	4,090
Net gains on securities transactions	141	34	157	231
Other income	1,930	424	3,108	2,244
Total non-interest income	20,932	21,156	41,078	42,793
Non-interest expense:
Compensation and employee benefits	37,437	34,871	74,503	70,183
Net occupancy expense	8,479	7,907	17,810	17,208
Data processing expense	5,632	5,409	10,976	9,802
FDIC insurance	1,350	1,570	2,555	3,340
Amortization of intangibles	873	918	1,732	1,890
Advertising and promotion expense	1,222	927	2,326	1,804
Credit loss (benefit) expense for off-balance sheet credit exposures	(973)	2,050	(3,363)	1,175
Other operating expenses	9,826	9,046	19,191	19,149
Total non-interest expense	63,846	62,698	125,730	124,551
Income before income tax expense	53,565	60,067	112,758	124,852
Income tax expense	14,337	15,278	29,567	31,504
Net income	$39,228	$44,789	$83,191	$93,348
Basic earnings per share	$0.53	$0.58	$1.11	$1.22
Weighted average basic shares outstanding	74,328,632	76,643,546	75,068,154	76,580,364
Diluted earnings per share	$0.53	$0.58	$1.11	$1.22
Weighted average diluted shares outstanding	74,400,788	76,753,442	75,152,286	76,667,471

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$39,228	$44,789	$83,191	$93,348
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(45,733)	2,440	(130,704)	(6,579)
Reclassification adjustment for gains included in net income	(42)	—	(42)	(171)
Total	(45,775)	2,440	(130,746)	(6,750)
Unrealized gains (losses) on derivatives	2,158	(1,224)	12,596	3,397
Amortization related to post-retirement obligations	(236)	(111)	(512)	(220)
Total other comprehensive (loss) income	(43,853)	1,105	(118,662)	(3,573)
Total comprehensive (loss) income	$(4,625)	$45,894	$(35,471)	$89,775

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2021	$832	$963,556	$748,574	$12,977	$(59,261)	$(19,447)	$(4,381)	$4,381	$1,647,231
Net income	—	—	44,789	—	—	—	—	—	44,789
Other comprehensive income, net of tax	—	—	—	1,105	—	—	—	—	1,105
Cash dividends paid	—	—	(18,128)	—	—	—	—	—	(18,128)
Distributions from DDFP	—	41	—	—	—	—	168	(168)	41
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(46)	—	—	—	(46)
Allocation of ESOP shares	—	317	—	—	—	769	—	—	1,086
Allocation of Stock Award Plan ("SAP") shares	—	1,507	—	—	—	—	—	—	1,507
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at June 30, 2021	$832	$965,470	$775,235	$14,082	$(59,307)	$(18,678)	$(4,213)	$4,213	$1,677,634

For the six months ended June 30, 2021	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	93,348	—	—	—	—	—	93,348
Other comprehensive loss, net of tax	—	—	—	(3,573)	—	—	—	—	(3,573)
Cash dividends paid	—	—	(36,203)	—	—	—	—	—	(36,203)
Distributions from DDFP	—	69	—	—	—	—	336	(336)	69
Purchases of treasury stock	—	—	—	—	(48)	—	—	—	(48)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	462	—	—	—	1,537	—	—	1,999
Allocation of SAP shares	—	2,466	—	—	—	—	—	—	2,466
Allocation of stock options	—	102	—	—	—	—	—	—	102
Balance at June 30, 2021	$832	$965,470	$775,235	$14,082	$(59,307)	$(18,678)	$(4,213)	$4,213	$1,677,634

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2022	832	972,552	839,807	(67,946)	(109,581)	(14,533)	(3,844)	3,844	1,621,131
Net income	—	—	39,228	—	—	—	—	—	39,228
Other comprehensive loss, net of tax	—	—	—	(43,853)	—	—	—	—	(43,853)
Cash dividends paid	—	—	(18,058)	—	—	—	—	—	(18,058)
Distributions from DDFP	—	41	—	—	—	—	139	(139)	41
Purchases of treasury stock	—	—	—	—	(17,505)	—	—	—	(17,505)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(5)	—	—	—	(5)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	250	—	—	—	812	—	—	1,062
Allocation of SAP shares	—	3,174	—	—	—	—	—	—	3,174
Allocation of stock options	—	50	—	—	—	—	—	—	50
Balance at June 30, 2022	$832	$976,067	$860,977	$(111,799)	$(127,091)	$(13,721)	$(3,705)	$3,705	$1,585,265

For the six months ended June 30, 2022	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	83,191	—	—	—	—	—	83,191
Other comprehensive loss, net of tax	—	—	—	(118,662)	—	—	—	—	(118,662)
Cash dividends paid	—	—	(36,747)	—	—	—	—	—	(36,747)
Distributions from DDFP	—	86	—	—	—	—	279	(279)	86
Purchases of treasury stock	—	—	—	—	(46,530)	—	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(958)	—	—	—	(958)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	582	—	—	—	1,623	—	—	2,205
Allocation of SAP shares	—	5,485	—	—	—	—	—	—	5,485
Allocation of stock options	—	99	—	—	—	—	—	—	99
Balance at June 30, 2022	$832	$976,067	$860,977	$(111,799)	$(127,091)	$(13,721)	$(3,705)	$3,705	$1,585,265

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$83,191	$93,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,579	6,422
Provision benefit for credit losses on loans and securities	(3,409)	(25,705)
Credit loss (benefit) charge for off-balance sheet credit exposure	(3,363)	1,175
Deferred tax expense	3,393	6,211
Amortization of operating lease right-of-use assets	5,393	5,142
Income on Bank-owned life insurance	(2,741)	(4,090)
Net amortization of premiums and discounts on securities	7,665	6,613
Accretion of net deferred loan fees	(4,801)	(3,436)
Amortization of premiums on purchased loans, net	154	418
Originations of loans held for sale	(16,197)	(21,781)
Proceeds from sales of loans originated for sale	9,881	22,730
Proceeds from sales and paydowns of foreclosed assets	280	1,368
ESOP expense	2,205	1,999
Allocation of stock award expense	5,485	2,466
Allocation of stock option expense	99	102
Net gain on sale of loans	(824)	(949)
Net gain on securities transactions	(157)	(231)
Net gain on sale of premises and equipment	(22)	(35)
Net gain on sale of foreclosed assets	(16)	(199)
Increase in accrued interest receivable	(868)	(4,231)
(Increase) decrease in other assets	(12,691)	36,729
Increase (decrease) in other liabilities	22,578	(35,701)
Net cash provided by operating activities	101,814	88,365
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	37,009	29,046
Purchases of held to maturity debt securities	(12,369)	(16,630)
Proceeds from sales of available for sale debt securities	—	9,442
Proceeds from maturities, calls and paydowns of available for sale debt securities	166,855	181,327
Purchases of available for sale debt securities	(241,725)	(656,314)
Proceeds from redemption of Federal Home Loan Bank stock	31,134	24,379
Purchases of Federal Home Loan Bank stock	(51,680)	(2,305)
BOLI claim benefits received	—	2,080
Purchases of loans	(3,422)	(1,500)
Net (increase) decrease in loans	(396,236)	287,111
Proceeds from sales of premises and equipment	22	35
Purchases of premises and equipment	(5,944)	(5,664)
Net cash used in investing activities	(476,356)	(148,993)
Cash flows from financing activities:
Net (decrease) increase in deposits	(359,788)	752,155
Increase in mortgage escrow deposits	7,906	5,482

	Six months ended June 30,
	2022	2021
Cash dividends paid to stockholders	(36,747)	(36,203)
Purchase of treasury stock	(46,530)	(48)
Purchase of employee restricted shares to fund statutory tax withholding	(958)	(961)
Stock options exercised	—	638
Proceeds from long-term borrowings	964,000	550,000
Payments on long-term borrowings	(579,111)	(1,027,265)
Net decrease in short-term borrowings	(9,161)	(5,370)
Net cash (used in) provided by financing activities	(60,389)	238,428
Net (decrease) increase in cash and cash equivalents	(434,931)	177,800
Cash and cash equivalents at beginning of period	685,163	418,083
Restricted cash at beginning of period	27,300	114,270
Total cash, cash equivalents and restricted cash at beginning of period	712,463	532,353
Cash and cash equivalents at end of period	277,462	651,732
Restricted cash at end of period	70	58,421
Total cash, cash equivalents and restricted cash at end of period	$277,532	$710,153

Cash paid during the period for:
Interest on deposits and borrowings	$14,308	$19,962
Income taxes	$7,760	$18,210
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$624	$434
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for all of 2022.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2022			2021
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$39,228			$44,789
Basic earnings per share:
Income available to common stockholders	$39,228	74,328,632	$0.53	$44,789	76,643,546	$0.58
Dilutive shares		72,156			109,896
Diluted earnings per share:
Income available to common stockholders	$39,228	74,400,788	$0.53	$44,789	76,753,442	$0.58

	Six months ended June 30,
	2022			2021
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$83,191			$93,348
Basic earnings per share:
Income available to common stockholders	$83,191	75,068,154	$1.11	$93,348	76,580,364	$1.22
Dilutive shares		84,132			87,107
Diluted earnings per share:
Income available to common stockholders	$83,191	75,152,286	$1.11	$93,348	76,667,471	$1.22
Anti-dilutive stock options and awards at June 30, 2022 and 2021, totaling 1.0 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The decrease in the period-over-period provision benefit for both the three and six months ended June 30, 2022 was largely a function of growth in the loan portfolio, the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period. See Note 3 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through business combinations. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of July 1, 2022, and it is not more likely than not that the fair value of Provident Financial Services, Inc., the reporting unit, is below its carrying amount.
Note 2. Investment Securities
At June 30, 2022, the Company had $1.95 billion and $410.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at June 30, 2022 totaled 751, compared with 166 at December 31, 2021. The increase in the number of securities in an unrealized loss position at June 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at June 30, 2022 and the Company had one security rated BBB by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,119	—	(21,204)	253,915
Mortgage-backed securities	1,705,190	174	(146,413)	1,558,951
Asset-backed securities	40,926	210	(292)	40,844
State and municipal obligations	68,205	21	(8,921)	59,305
Corporate obligations	36,583	77	(2,555)	34,105
	$2,126,023	482	(179,385)	1,947,120

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$196,897	298	(866)	196,329
Mortgage-backed securities	1,711,312	14,082	(16,563)	1,708,831
Asset-backed securities	45,115	1,687	(5)	46,797
State and municipal obligations	68,702	1,127	(122)	69,707
Corporate obligations	36,109	425	(347)	36,187
	$2,058,135	17,619	(17,903)	2,057,851
The amortized cost and fair value of available for sale debt securities at June 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2022
	Amortized cost	Fair value
Due in one year or less	$999	1,000
Due after one year through five years	151,590	141,460
Due after five years through ten years	162,494	148,873
Due after ten years	64,824	55,992
	$379,907	347,325
Investments which pay principal on a periodic basis totaling $1.75 billion at amortized cost and $1.60 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and six months ended June 30, 2022 and 2021, no securities were sold from the available for sale debt securities portfolio. For the three and six months ended June 30, 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million with gains of $58,000 and no losses recognized. For the six months ended June 30,

2021, proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no losses recognized.
The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$253,915	(21,204)	—	—	253,915	(21,204)
Mortgage-backed securities	1,394,962	(128,497)	144,609	(17,916)	1,539,571	(146,413)
Asset-backed securities	17,638	(292)	—	—	17,638	(292)
State and municipal obligations	55,505	(8,921)	—	—	55,505	(8,921)
Corporate obligations	26,364	(1,518)	5,731	(1,037)	32,095	(2,555)
	$1,748,384	(160,432)	150,340	(18,953)	1,898,724	(179,385)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$98,621	(866)	—	—	98,621	(866)
Mortgage-backed securities	1,147,403	(15,176)	33,850	(1,387)	1,181,253	(16,563)
Asset-backed securities	1,930	(5)	—	—	1,930	(5)
State and municipal obligations	10,732	(122)	—	—	10,732	(122)
Corporate obligations	18,474	(347)	—	—	18,474	(347)
	$1,277,160	(16,516)	33,850	(1,387)	1,311,010	(17,903)
The number of available for sale debt securities in an unrealized loss position at June 30, 2022 totaled 408, compared with 113 at December 31, 2021. The increase in the number of securities in an unrealized loss position at June 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. At June 30, 2022, there were two private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $1.2 million and an unrealized loss of $21,000. These private-label mortgage-backed securities were unrated at June 30, 2022.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(745)	9,251
Mortgage-backed securities	7	—	—	7
State and municipal obligations	389,095	951	(11,229)	378,817
Corporate obligations	11,677	—	(612)	11,065
	$410,775	951	(12,586)	399,140
At June 30, 2022, the allowance for credit losses on held to maturity debt securities totaled $30,000.

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(175)	9,821
Mortgage-backed securities	21	—	—	21
State and municipal obligations	415,724	14,463	(635)	429,552
Corporate obligations	10,448	19	(152)	10,315
	$436,189	14,482	(962)	449,709
At December 31, 2021, the allowance for credit losses on held to maturity debt securities totaled $39,000, and is excluded from amortized cost in the table above.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $10.3 million and $26.2 million, respectively. As to these calls on securities for the three and six months ended June 30, 2022, gross gains totaled $83,000 and $99,000, respectively, with no gross losses. For the three and six months ended June 30, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $6.1 million and $12.9 million, respectively. As to these calls of securities for the three months ended June 30, 2021, there were gross gains of $33,500 and no gross losses, and for the six months ended June 30, 2021, there were gross gains of $1,000 and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2022 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2022
	Amortized cost	Fair value
Due in one year or less	$17,038	17,066
Due after one year through five years	150,164	148,676
Due after five years through ten years	195,404	191,234
Due after ten years	48,162	42,157
	$410,768	399,133
Mortgage-backed securities totaling $7,000 for both amortized cost and fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $30,000 is excluded from the table above.
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,251	(745)	—	—	9,251	(745)
State and municipal obligations	180,810	(9,316)	8,139	(1,913)	188,949	(11,229)
Corporate obligations	9,060	(612)	—	—	9,060	(612)
	$199,121	(10,673)	8,139	(1,913)	207,260	(12,586)

	December 31, 2021 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$9,821	(175)	—	—	9,821	(175)
State and municipal obligations	27,350	(471)	5,022	(164)	32,372	(635)
Corporate obligations	7,649	(152)	—	—	7,649	(152)
	$44,820	(798)	5,022	(164)	49,842	(962)
The number of held to maturity debt securities in an unrealized loss position at June 30, 2022 totaled 343, compared with 53 at December 31, 2021. The increase in the number of securities in an unrealized loss position at June 30, 2022, was due to higher current market interest rates compared to rates at December 31, 2021.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2022 (in thousands):

	June 30, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	7	—	—	—	—	7
State and municipal obligations	45,729	313,648	27,772	655	1,291	389,095
Corporate obligations	508	2,649	8,520	—	—	11,677
	$56,240	316,297	36,292	655	1,291	410,775

	December 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	21	—	—	—	—	21
State and municipal obligations	54,583	314,396	44,392	945	1,408	415,724
Corporate obligations	510	2,634	7,279	—	25	10,448
	$65,110	317,030	51,671	945	1,433	436,189

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At June 30, 2022, the held to maturity debt securities portfolio was comprised of 14% rated AAA, 77% rated AA, 9% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
At June 30, 2022, the allowance for credit losses on held to maturity debt securities was $30,000, a decrease from $39,000 at December 31, 2021.

Note 3. Loans Receivable and Allowance for Credit Losses
Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Mortgage loans:
Residential	$1,180,967	1,202,638
Commercial	4,136,344	3,827,370
Multi-family	1,445,099	1,364,397
Construction	728,024	683,166
Total mortgage loans	7,490,434	7,077,571
Commercial loans	2,192,009	2,188,866
Consumer loans	322,711	327,442
Total gross loans	10,005,154	9,593,879
Premiums on purchased loans	1,405	1,451
Net deferred fees	(14,114)	(13,706)
Total loans	$9,992,445	9,581,624
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	June 30, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$853	1,752	3,401	—	6,006	1,174,961	1,180,967	3,401
Commercial	276	—	18,627	—	18,903	4,117,441	4,136,344	18,627
Multi-family	—	—	2,040	—	2,040	1,443,059	1,445,099	2,040
Construction	—	—	3,466	—	3,466	724,558	728,024	3,466
Total mortgage loans	1,129	1,752	27,534	—	30,415	7,460,019	7,490,434	27,534
Commercial loans	1,040	41	11,950	—	13,031	2,178,978	2,192,009	10,132
Consumer loans	343	169	964	—	1,476	321,235	322,711	964
Total gross loans	$2,512	1,962	40,448	—	44,922	9,960,232	10,005,154	38,630

	December 31, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$7,229	1,131	6,072	—	14,432	1,188,206	1,202,638	6,072
Commercial	720	3,960	16,887	—	21,567	3,805,803	3,827,370	16,887
Multi-family	—	—	439	—	439	1,363,958	1,364,397	439
Construction	—	—	2,365	—	2,365	680,801	683,166	2,365
Total mortgage loans	7,949	5,091	25,763	—	38,803	7,038,768	7,077,571	25,763
Commercial loans	7,229	1,289	20,582	—	29,100	2,159,766	2,188,866	14,453
Consumer loans	649	228	1,682	—	2,559	324,883	327,442	1,682
Total gross loans	$15,827	6,608	48,027	—	70,462	9,523,417	9,593,879	41,898

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $40.4 million and $48.0 million at June 30, 2022 and December 31, 2021, respectively. Included in non-accrual loans were $16.3 million and $23.0 million of loans which were less than 90 days past due at June 30, 2022 and December 31, 2021, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2022 and December 31, 2021.

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
At June 30, 2022, there were 133 impaired loans totaling $45.1 million, of which 125 totaling $27.7 million were TDRs. Included in this total were 102 TDRs related to 99 borrowers totaling $17.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2022. At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021.
At June 30, 2022 and December 31, 2021, the Company had $15.2 million and $18.2 million related to the fair value of underlying collateral-dependent impaired loans, respectively. These collateral-dependent impaired loans at June 30, 2022 consisted of $14.0 million in commercial loans, $1.2 million in residential real estate loans, and $64,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2022
Balance at beginning of period	$50,096	23,799	2,380	76,275
Provision charge (benefit) to operations	5,593	(2,710)	117	3,000
Recoveries of loans previously charged-off	361	443	109	913
Loans charged-off	(986)	(145)	(41)	(1,172)
Balance at end of period	$55,064	21,387	2,565	79,016

2021
Balance at beginning of period	$54,198	26,302	5,091	85,591
Provision charge (benefit) to operations	1,080	(10,814)	(966)	(10,700)
Recoveries of loans previously charged-off	191	5,790	198	6,179
Loans charged-off	—	(16)	(95)	(111)
Balance at end of period	$55,469	21,262	4,228	80,959

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2022
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charge (benefit) to operations	3,599	(7,115)	116	(3,400)
Recoveries of loans previously charged-off	371	2,304	275	2,950
Loans charged-off	(1,010)	(145)	(119)	(1,274)
Balance at end of period	$55,064	21,387	2,565	79,016

2021
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(12,387)	(11,281)	(2,032)	(25,700)
Recoveries of loans previously charged-off	467	6,317	501	7,285
Loans charged-off	(918)	(858)	(316)	(2,092)
Balance at end of period	$55,469	21,262	4,228	80,959
For the three and six months ended June 30, 2022, the Company recorded a $3.0 million provision for credit losses on loans and a $3.4 million negative provision for credit losses on loans, respectively. The provision for credit losses for the quarter ended June 30, 2022 was largely a function of an increase in total loans outstanding and the relative change in the economic outlook, partially offset by an overall improvement in the Company's asset quality. The decrease in the period-over-period provision benefit for the six months ended June 30, 2022 was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a larger negative provision taken in the prior year period, partially offset by growth in the loan portfolio.
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	June 30, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$35,492	8,387	1,173	45,052
Collectively evaluated for impairment	7,454,942	2,183,622	321,538	9,960,102
Total gross loans	$7,490,434	2,192,009	322,711	10,005,154

	December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$34,610	16,420	1,224	52,254
Collectively evaluated for impairment	7,042,961	2,172,446	326,218	9,541,625
Total gross loans	$7,077,571	2,188,866	327,442	9,593,879

The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$803	607	47	1,457
Collectively evaluated for impairment	54,261	20,780	2,518	77,559
Total gross loans	$55,064	21,387	2,565	79,016

	December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$875	3,358	51	4,284
Collectively evaluated for impairment	51,229	22,985	2,242	76,456
Total gross loans	$52,104	$26,343	$2,293	$80,740
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification as of June 30, 2022 and 2021 (in thousands):

	For the three months ended
	June 30, 2022			June 30, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$265	$206	1	$171	$170
Multi Family	1	1,618	1,601	—	—	—
Total mortgage loans	3	1,883	1,807	1	171	170
Commercial loans	2	378	274	1	1,580	1,089
Total restructured loans	5	$2,261	$2,081	2	$1,751	$1,259

	For the six months ended
	June 30, 2022			June 30, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$265	$206	1	$171	$170
Multi Family	1	1,618	1,601	—	—	—
Total mortgage loans	3	1,883	1,807	1	171	170
Commercial loans	2	378	274	4	2,940	2,363
Total restructured loans	5	$2,261	$2,081	5	$3,111	$2,533
All TDRs are impaired loans, which are individually evaluated for impairment. During the three and six months ended June 30, 2022, $921,000 of charge-offs were recorded on collateral-dependent impaired loans. During the three months ended June 30, 2021, no charge-offs were recorded on collateral-dependent impaired loans, while $1.5 million of charge-offs were recorded on collateral-dependent impaired loans for the six months ended June 30, 2021.
For both the three and six months ended June 30, 2022, the TDRs presented in the preceding tables had a weighted average modified interest rate of 4.26%, compared to a weighted average rate of 4.30% prior to modification.
There was one loan totaling $209,000 which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month periods ending June 30, 2022. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At June 30, 2022, the balance of PCD loans totaled $227.1 million with a related allowance for credit losses of $2.6 million. The balance of PCD loans at December 31, 2021 was $246.9 million with a related allowance for credit losses of $2.8 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	June 30, 2022					December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,038	7,747	—	8,196	180	12,326	9,814	—	9,999	423
Commercial	17,004	15,216	—	16,270	—	15,310	14,685	—	15,064	63
Multi-family	1,618	1,601	—	1,613	12	—	—	—	—	—
Construction	2,757	2,689	—	2,689	—	1,656	1,588	—	1,643	30
Total	31,417	27,253	—	28,768	192	29,292	26,087	—	26,706	516
Commercial loans	7,277	5,278	—	5,464	13	9,845	7,254	—	7,714	33
Consumer loans	1,401	865	—	887	30	1,389	853	—	1,613	115
Total impaired loans	$40,095	33,396	—	35,119	235	40,526	34,194	—	36,033	664

Loans with an allowance recorded
Mortgage loans:
Residential	$7,724	7,386	789	7,449	138	7,994	7,652	858	7,742	278
Commercial	854	853	14	863	23	871	871	17	894	48
Multi-family	—	—	—	—	—	—	—	—	—	—
Total	8,578	8,239	803	8,312	161	8,865	8,523	875	8,636	326
Commercial loans	3,615	3,109	607	6,331	53	9,498	9,166	3,358	8,304	257
Consumer loans	328	308	47	311	6	391	371	51	379	18
Total impaired loans	$12,521	11,656	1,457	14,954	220	18,754	18,060	4,284	17,319	601

Total impaired loans
Mortgage loans:
Residential	$17,762	15,133	789	15,645	318	20,320	17,466	858	17,741	701
Commercial	17,858	16,069	14	17,133	23	16,181	15,556	17	15,958	111
Multi-family	1,618	1,601	—	1,613	12	—	—	—	—	—
Construction	2,757	2,689	—	2,689	—	1,656	1,588	—	1,643	30
Total	39,995	35,492	803	37,080	353	38,157	34,610	875	35,342	842
Commercial loans	10,892	8,387	607	11,795	66	19,343	16,420	3,358	16,018	290
Consumer loans	1,729	1,173	47	1,198	36	1,780	1,224	51	1,992	133
Total impaired loans	$52,616	45,052	1,457	50,073	455	59,280	52,254	4,284	53,352	1,265
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $1.5 million at June 30, 2022 and $4.3 million at December 31, 2021. At June 30, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $33.4 million and $34.2 million, respectively. The average balance of impaired loans for the six months ended June 30, 2022 and the twelve months ended December 31, 2021 was $50.1 million and $53.4 million, respectively.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. For both the initial round and second round of PPP, the Company had secured 2,067 PPP loans for its customers totaling $682.0 million. As of June 30, 2022, 2,039 PPP loans totaling $665.3 million were forgiven. At June 30, 2022, PPP loans totaled $16.7 million, and are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2022 and December 31, 2021 (in thousands):

	Gross Loans Held by Investment by Year of Origination at June 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	—	1,752	—	—	1,752
Substandard	—	—	—	—	278	5,701	—	—	5,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	278	7,453	—	—	7,731
Pass/Watch	88,490	219,356	220,585	101,646	60,902	482,257	—	—	1,173,236
Total residential	$88,490	219,356	220,585	101,646	61,180	489,710	—	—	1,180,967

Commercial Mortgage
Special mention	$—	—	833	28,404	48,868	10,391		—	88,496
Substandard	—	—	—	476	7,292	19,474	747		27,989
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	833	28,880	56,160	29,865	747	—	116,485
Pass/Watch	577,958	614,166	602,532	576,505	263,216	1,260,665	94,451	30,366	4,019,859

Total commercial mortgage	$577,958	614,166	603,365	605,385	319,376	1,290,530	95,198	30,366	4,136,344

Multi-family
Special mention	$—	—	—	—	—	1,669	—	—	1,669
Substandard	—	—	439	—	591	2,404	—	—	3,434
Doubtful	—	—	—	—			—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	439	—	591	4,073	—	—	5,103
Pass/Watch	93,428	149,942	287,937	203,526	175,050	527,004	1,952	1,157	1,439,996

	Gross Loans Held by Investment by Year of Origination at June 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total multi-family	$93,428	149,942	288,376	203,526	175,641	531,077	1,952	1,157	1,445,099

Construction
Special mention	$—	—	—	—	19,172	905	—	—	20,077
Substandard	—	—	—	2,197	2,365	—	—	—	4,562
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	21,537	905	—	—	24,639
Pass/Watch	65,999	298,597	172,180	117,130	41,280	1,593	—	6,606	703,385
Total construction	$65,999	298,597	172,180	119,327	62,817	2,498	—	6,606	728,024

Total Mortgage
Special mention	$—	—	833	28,404	68,040	14,717	—	—	111,994
Substandard	—	—	439	2,673	10,526	27,579	747	—	41,964
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,272	31,077	78,566	42,296	747	—	153,958
Pass/Watch	825,875	1,282,061	1,283,234	998,807	540,448	2,271,519	96,403	38,129	7,336,476
Total Mortgage	$825,875	1,282,061	1,284,506	1,029,884	619,014	2,313,815	97,150	38,129	7,490,434

Commercial
Special mention	$—	—	11,487	957	2,329	27,183	9,162	1,642	52,760
Substandard	—	—	652	4,454	5,375	72,985	16,549	1,020	101,035
Doubtful	—	—	—	—	—	—			—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	12,139	5,411	7,704	100,168	25,711	2,662	153,795
Pass/Watch	163,411	338,523	181,874	171,523	127,502	537,670	484,159	33,552	2,038,214
Total commercial	$163,411	338,523	194,013	176,934	135,206	637,838	509,870	36,214	2,192,009

Consumer (1)
Special mention	$—	—	33	—	—	118	—	18	169
Substandard	—	—	—	—	137	705	78		920
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	33	—	137	823	78	18	1,089
Pass/Watch	19,873	22,391	2,510	18,069	18,277	99,077	125,733	15,692	321,622
Total consumer	$19,873	22,391	2,543	18,069	18,414	99,900	125,811	15,710	322,711

Total Loans
Special mention	$—	—	12,353	29,361	70,369	42,018	9,162	1,660	164,923
Substandard	—	—	1,091	7,127	16,038	101,269	17,374	1,020	143,919

	Gross Loans Held by Investment by Year of Origination at June 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	13,444	36,488	86,407	143,287	26,536	2,680	308,842
Pass/Watch	1,009,159	1,642,975	1,467,618	1,188,399	686,227	2,908,266	706,295	87,373	9,696,312
Total gross loans	$1,009,159	1,642,975	1,481,062	1,224,887	772,634	3,051,553	732,831	90,053	10,005,154
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	697	434	—	—	1,131
Substandard	—	—	—	280	166	8,569	—	—	9,015
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	280	863	9,003	—	—	10,146
Pass/Watch	229,106	235,949	113,206	67,493	75,906	470,832	—	—	1,192,492
Total residential	$229,106	235,949	113,206	67,773	76,769	479,835	—	—	1,202,638

Commercial Mortgage
Special mention	$—	2,624	28,706	22,296	9,657	26,668	1,094	—	91,045
Substandard	—	—	18	34,260	7,352	34,356	799	—	76,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	2,624	28,724	56,556	17,009	61,024	1,893	—	167,830
Pass/Watch	655,105	600,030	589,578	298,665	430,947	952,746	101,618	30,851	3,659,540

Total commercial mortgage	$655,105	602,654	618,302	355,221	447,956	1,013,770	103,511	30,851	3,827,370

Multi-family
Special mention	$—	—	—	—	3,053	271	—	—	3,324
Substandard	—	439	—		—	945	—	—	1,384
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	—	—	3,053	1,216	—	—	4,708
Pass/Watch	154,419	294,716	166,558	173,583	117,654	448,710	2,880	1,169	1,359,689
Total multi-family	$154,419	295,155	166,558	173,583	120,707	449,926	2,880	1,169	1,364,397

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Construction
Special mention	$—	1,125	—	—	—	—	—	—	1,125
Substandard	—	—	—	2,365	—	—	—	—	2,365
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,125	—	2,365	—	—	—	—	3,490
Pass/Watch	173,843	176,182	219,331	94,363	9,604	103		6,250	679,676
Total construction	$173,843	177,307	219,331	96,728	9,604	103	—	6,250	683,166

Total Mortgage
Special mention	$—	3,749	28,706	22,296	13,407	27,373	1,094	—	96,625
Substandard	—	439	18	36,905	7,518	43,870	799	—	89,549
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,188	28,724	59,201	20,925	71,243	1,893	—	186,174
Pass/Watch	1,212,473	1,306,877	1,088,673	634,104	634,111	1,872,391	104,498	38,270	6,891,397
Total Mortgage	$1,212,473	1,311,065	1,117,397	693,305	655,036	1,943,634	106,391	38,270	7,077,571

Commercial
Special mention	$1,232	2,662	2,816	3,263	24,418	40,561	8,389	2,155	85,496
Substandard	—	736	5,517	5,860	5,747	64,807	13,622	1,821	98,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	3,398	8,333	9,123	30,165	105,368	22,011	3,976	183,606
Pass/Watch	415,924	222,132	179,193	154,440	149,567	489,051	355,097	39,856	2,005,260
Total commercial	$417,156	225,530	187,526	163,563	179,732	594,419	377,108	43,832	2,188,866

Consumer (1)
Special mention	$—	—	—	—	—	109	25	94	228
Substandard	—	—	—	116	2	1,514	6	—	1,638
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	116	2	1,623	31	94	1,866
Pass/Watch	25,140	4,503	24,272	21,046	15,804	99,106	119,347	16,358	325,576
Total consumer	$25,140	4,503	24,272	21,162	15,806	100,729	119,378	16,452	327,442

Total Loans
Special mention	$1,232	6,411	31,522	25,559	37,825	68,043	9,508	2,249	182,349
Substandard	—	1,175	5,535	42,881	13,267	110,191	14,427	1,821	189,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	1,232	7,586	37,057	68,440	51,092	178,234	23,935	4,070	371,646
Pass/Watch	1,653,537	1,533,512	1,292,138	809,590	799,482	2,460,548	578,942	94,484	9,222,233
Total gross loans	$1,654,769	1,541,098	1,329,195	878,030	850,574	2,638,782	602,877	98,554	9,593,879

(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 4. Deposits
Deposits at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Savings	$1,512,356	1,460,541
Money market	2,618,057	2,592,523
NOW	3,258,591	3,722,198
Non-interest bearing	2,818,575	2,766,235
Certificates of deposit	666,645	692,515
Total deposits	$10,874,224	11,234,012

Note 5. Borrowed Funds
Borrowed funds at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$107,711	116,760
FHLB overnight borrowings	314,000	—
FHLB advances	580,791	510,014
Total borrowed funds	$1,002,502	626,774
At June 30, 2022, FHLB advances were at fixed rates and mature between July 2022 and July 2025, and at December 31, 2021, FHLB advances were at fixed rates with maturities between January 2022 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances and overnight borrowings at June 30, 2022 are as follows (in thousands):

2022
Due in one year or less	$430,950
Due after one year through two years	91,728
Due after two years through three years	238,953
Due after three years through four years	133,160
Thereafter	—
Total FHLB advances and overnight borrowings	$894,791

Scheduled maturities of securities sold under repurchase agreements at June 30, 2022 are as follows (in thousands):

2022
Due in one year or less	$107,711
Thereafter	—
Total securities sold under repurchase agreements	$107,711
The following tables set forth certain information as to borrowed funds for the periods ended June 30, 2022 and December 31, 2021 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
June 30, 2022
Securities sold under repurchase agreements	$125,506	116,903	0.32%
FHLB overnight borrowings	314,000	34,999	2.42
FHLB advances	580,791	386,691	0.87
December 31, 2021
Securities sold under repurchase agreements	$132,005	116,158	0.07%
FHLB overnight borrowings	—	205	0.34
FHLB advances	941,939	673,014	1.27
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At June 30, 2022 and December 31, 2021, available for sale debt securities pledged as collateral for repurchase agreements totaled $134.4 million and $136.0 million, respectively.
Interest expense on borrowings for the three and six months ended June 30, 2022 amounted to $1.1 million and $2.3 million, respectively. Interest expense on borrowings for the three and six months ended June 30, 2021 amounted to $2.6 million and $5.4 million, respectively.

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

Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2022 and 2021 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	—	7	9	$—	—	14	18
Interest cost	214	198	111	106	428	396	222	212
Expected return on plan assets	(864)	(807)	—	—	(1,728)	(1,614)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	—	118	(326)	(268)	—	236	(652)	(536)
Net periodic (decrease) increase in benefit cost	$(650)	(491)	(208)	(153)	$(1,300)	(982)	(416)	(306)
In its consolidated financial statements for the year ended December 31, 2021, the Company previously disclosed that it does not expect to contribute to the pension plan in 2022. As of June 30, 2022, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2022 were calculated using the January 1, 2022 pension and other post-retirement benefits actuarial valuations.
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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019 the Company formed, a cross-functional team to develop transition plans for the LIBOR transition to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") and no longer offers LIBOR as an option to customers. The Company continues to assess the impacts of this guidance, however does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

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
For the three and six months ended June 30, 2022, the Company recorded a $973,000 and $3.4 million negative provision for credit losses for off-balance sheet credit exposures, respectively. For the three and six months ended June 30, 2021, the Company recorded a $2.1 million and $1.2 million provision for credit losses for off-balance sheet credit exposures, respectively. The decrease for both periods was primarily the result of a decrease in the pipeline of loans approved and awaiting closing, combined with an increase in line of credit utilization, partially offset by an increase in loss factors.
The allowance for credit losses for off-balance sheet credit exposures was $3.2 million and $6.5 million at June 30, 2022 and December 31, 2021, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2022 and December 31, 2021.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits. The change in the fair value of these derivatives is recorded in accumulated other comprehensive (loss) income, and is subsequently reclassified into earnings in the period that the forecasted transactions affect earnings.

The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2022 and December 31, 2021.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2022 or December 31, 2021.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,915	253,915	—	—
Mortgage-backed securities	1,558,951	—	1,558,951	—
Asset-backed securities	40,844	—	40,844	—
State and municipal obligations	59,305	—	59,305	—
Corporate obligations	34,105	—	34,105	—
Total available for sale debt securities	1,947,120	253,915	1,693,205	—
Equity securities	1,102	1,102	—	—
Derivative assets	103,556	—	103,556	—
	$2,051,778	255,017	1,796,761	—

Derivative liabilities	$81,085	—	81,085	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$15,203	—	—	15,203
Foreclosed assets	9,076	—	—	9,076
	$24,279	—	—	24,279

	Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$196,329	196,329	—	—
Mortgage-backed securities	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	—	46,797	—
State and municipal obligations	69,707	—	69,707	—
Corporate obligations	36,187	—	36,187	—
Total available for sale debt securities	2,057,851	196,329	1,861,522	—
Equity Securities	1,325	1,325	—	—
Derivative assets	65,903	—	65,903	—
	$2,125,079	197,654	1,927,425	—

Derivative liabilities	$61,412	—	61,412	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,237	—	—	18,237
Foreclosed assets	8,731	—	—	8,731
	$26,968	—	—	26,968
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2022.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at June 30, 2022 and December 31, 2021 was $70,000 and $27.3 million, respectively, representing cash collateral pledged to secure loan level swaps, risk participation agreements and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2022 and December 31, 2021. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$277,532	277,532	277,532	—	—
Available for sale debt securities:
U.S. Treasury obligations	253,915	253,915	253,915	—	—
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,558,951	1,558,951	—	1,558,951	—
Asset-backed securities	40,844	40,844		40,844
State and municipal obligations	59,305	59,305	—	59,305	—
Corporate obligations	34,105	34,105	—	34,105	—
Total available for sale debt securities	$1,947,120	1,947,120	253,915	1,693,205	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	9,996	9,251	9,251	—	—
Mortgage-backed securities	7	7	—	7	—
State and municipal obligations	389,075	378,817	—	378,817	—
Corporate obligations	11,667	11,065	—	11,065	—
Total held to maturity debt securities, net of allowance for credit losses	$410,745	399,140	9,251	389,889	—
FHLBNY stock	54,836	54,836	54,836	—	—
Equity Securities	1,102	1,102	1,102	—	—
Loans, net of allowance for credit losses	9,913,429	9,739,780	—	—	9,739,780
Derivative assets	103,556	103,556	—	103,556	—

Financial liabilities:
Deposits other than certificates of deposits	$10,207,579	10,207,579	10,207,579	—	—
Certificates of deposit	666,645	664,725	—	664,725	—
Total deposits	$10,874,224	10,872,304	10,207,579	664,725	—
Borrowings	1,002,502	985,267	—	985,267	—
Subordinated debentures	10,389	9,438	—	9,438	—
Derivative liabilities	81,085	81,085	—	81,085	—

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712,463	712,463	712,463	—	—
Available for sale debt securities:
U.S. Treasury obligations	196,329	196,329	196,329	—	—
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,708,831	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	46,797		46,797
State and municipal obligations	69,707	69,707	—	69,707	—
Corporate obligations	36,187	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	2,057,851	196,329	1,861,522	—
Held to maturity debt securities:
Agency obligations	$9,996	9,821	9,821	—	—
Mortgage-backed securities	21	21	—	21	—
State and municipal obligations	415,699	429,552	—	429,552	—
Corporate obligations	10,434	10,315	—	10,315	—
Total held to maturity debt securities	$436,150	449,709	9,821	439,888	—
FHLBNY stock	34,290	34,290	34,290	—	—
Equity Securities	1,325	1,325	1,325	—	—
Loans, net of allowance for credit losses	9,500,884	9,607,225	—	—	9,607,225
Derivative assets	65,903	65,903	—	65,903	—

Financial liabilities:
Deposits other than certificates of deposits	$10,541,497	10,541,497	10,541,497	—	—
Certificates of deposit	692,515	694,041	—	694,041	—
Total deposits	$11,234,012	11,235,538	10,541,497	694,041	—
Borrowings	626,774	625,636	—	625,636	—
Subordinated debentures	10,283	9,750	—	9,750	—
Derivative liabilities	61,412	61,412	—	61,412	—

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(62,477)	16,744	(45,733)	3,288	(848)	2,440
Reclassification adjustment for gains included in net income	(58)	16	(42)	—	—	—
Total	(62,535)	16,760	(45,775)	3,288	(848)	2,440
Unrealized gains (losses) on derivatives (cash flow hedges)	2,948	(790)	2,158	(1,649)	425	(1,224)
Amortization related to post-retirement obligations	(322)	86	(236)	(150)	39	(111)
Total other comprehensive (loss) income	$(59,909)	16,056	(43,853)	1,489	(384)	1,105

	Six months ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) arising during the period	$(178,558)	47,854	(130,704)	(8,865)	2,286	(6,579)
Reclassification adjustment for gains included in net income	(58)	16	(42)	(230)	59	(171)
Total	(178,616)	47,870	(130,746)	(9,095)	2,345	(6,750)
Unrealized gains (losses) on derivatives (cash flow hedges)	17,207	(4,611)	12,596	4,577	(1,180)	3,397
Amortization related to post-retirement obligations	(700)	188	(512)	(300)	80	(220)
Total other comprehensive (loss)	$(162,109)	43,447	(118,662)	(4,818)	1,245	(3,573)

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax for the three months ended June 30,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Losses on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at March 31,	$(85,182)	2,705	14,531	(67,946)	14,500	(1,190)	(333)	12,977
Current - period other comprehensive (loss) income	(45,775)	(236)	2,158	(43,853)	2,440	(111)	(1,224)	1,105
Balance at June 30,	$(130,957)	2,469	16,689	(111,799)	16,940	(1,301)	(1,557)	14,082

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at December 31,	$(211)	2,981	4,093	6,863	23,690	(1,081)	(4,954)	17,655
Current - period other comprehensive (loss)	(130,746)	(512)	12,596	(118,662)	(6,750)	(220)	3,397	(3,573)
Balance at June 30,	$(130,957)	2,469	16,689	(111,799)	16,940	(1,301)	(1,557)	14,082

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2022	2021
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(58)	—	Net gain on securities transactions
	16	—	Income tax expense
	(42)	—	Net of tax

Cash flow hedges:
Unrealized (gains) losses on derivatives	(162)	947	Interest expense
	42	(244)	Income tax expense
	(120)	703

Post-retirement obligations:
Amortization of actuarial gains	$(326)	(150)	Compensation and employee benefits (1)
	84	39	Income tax expense
Total reclassification	$(242)	(111)	Net of tax

Total reclassifications	$(404)	(111)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2022	2021
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(58)	(230)	Net gain on securities transactions
	16	59	Income tax expense
	(42)	(171)	Net of tax

Cash flow hedges:
Unrealized losses on derivatives	504	1,826	Interest expense
	(136)	(471)	Income tax expense
	368	1,355

Post-retirement obligations:
Amortization of actuarial gains	$(652)	(300)	Compensation and employee benefits (1)
	171	80	Income tax expense
Total reclassification	$(481)	(220)	Net of tax

Total reclassifications	$(155)	(391)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2022 and December 31, 2021, the Company had 166 and 164 loan related interest rate swaps, respectively, with aggregate notional amounts of $2.48 billion and $2.38 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. At June 30, 2022 and December 31, 2021, the Company had 13 credit derivatives, with aggregate notional amounts of $149.6 million and $144.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At June 30, 2022, the asset and liability positions of these fair value credit derivatives totaled $47,000 and $19,000, respectively, compared to $109,000 and $46,000, respectively, at December 31, 2021.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $10.0 million will be reclassified as a reduction to interest expense. At June 30, 2022, the Company had 11 outstanding interest rate derivatives with an aggregate notional amount of $460.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at June 30, 2022 and December 31, 2021 (in thousands).

	Fair Values of Derivative Instruments as of June 30, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,238,636	Other assets	$80,534	$1,238,636	Other liabilities	$81,145
Credit contracts	47,374	Other assets	47	102,263	Other liabilities	19
Total derivatives not designated as a hedging instrument			80,581			81,164

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	23,319	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			103,900			81,164

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$103,900			$81,164

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,203			$2,203
Cash collateral - institutional counterparties (1)			99,793			—
Net derivatives not offset			$1,904			$78,961

	Fair Values of Derivative Instruments as of December 31, 2021
				Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,188,703	Other assets	$59,110	$1,188,703	Other liabilities	$60,163
Credit contracts	47,599	Other assets	109	97,213	Other liabilities	46
Total derivatives not designated as a hedging instrument			59,219			60,209

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	7,278	350,000	Other liabilities	2,263
Total gross derivative amounts recognized on the balance sheet			66,497			62,472

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$66,497			$62,472

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$18,618			$18,618
Cash collateral - institutional counterparties (1)			—			26,566
Net derivatives not offset			$47,879			$17,288
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended June 30, 2022 and December 31, 2021.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2022 and 2021 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2022	June 30, 2021
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$77	(323)
Credit contracts	Other income	(18)	24
Total		$59	(299)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(162)	947
Total		$(162)	947

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2022	June 30, 2021
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$443	77
Credit contracts	Other income	(35)	47
Total		$408	124

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$504	1,826
Total		$504	1,826
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
At June 30, 2022, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.

Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and six months ended June 30, 2022, the out-of-scope revenue related to financial instruments was 83.5% of the Company's total revenue, compared to 82.6% and 82.5% for the three and six months ended June 30, 2021, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,024	7,859	14,489	14,993
Insurance agency income	2,850	2,849	6,270	5,576
Banking service charges and other fees:
Service charges on deposit accounts	3,068	2,555	6,031	5,054
Debit card and ATM fees	846	2,098	1,616	3,876
Total banking service charges and other fees	3,914	4,653	7,647	8,930
Total in-scope non-interest income	13,788	15,361	28,406	29,499
Total out-of-scope non-interest income	7,144	5,795	12,672	13,294
Total non-interest income	$20,932	21,156	41,078	42,793
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

Note 13. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at June 30, 2022 and December 31, 2021 (in thousands):

	Classification	June 30, 2022	December 31, 2021
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$64,324	$48,808
Lease Liabilities:
Operating lease liabilities	Other liabilities	$66,644	$50,236
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
At June 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.0 years and 2.43%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2022	Three months ended June 30, 2021
Lease Costs
Operating lease cost	$2,586	$2,330
Variable lease cost	718	717
Total lease cost	$3,304	$3,047

	Six months ended June 30, 2022	Six months ended June 30, 2021
Lease Costs
Operating lease cost	$5,393	$5,142
Variable lease cost	1,436	1,519
Total lease cost	$6,829	$6,661

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating cash flows from operating leases	$4,060	$4,575
During the six months ended June 30, 2022, the Company added one new lease obligation related to the Company's new administrative office location in Iselin, New Jersey. The Company recorded a right-of-use asset and lease liability of $16.0 million for this lease obligation.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2022	$4,539
2023	9,254
2024	9,230
2025	8,698
2026	7,506
Thereafter	35,659
Total future minimum lease payments	74,886
Amounts representing interest	8,242
Present value of net future minimum lease payments	$66,644

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, inflation and changes in the interest rate environment that may reduce our margins and yields, may reduce the fair value of financial instruments or may reduce our volume of loan originations, or may increase the level of defaults, losses and prepayments on loans the Company has made and may make whether held in portfolio or sold in the secondary market, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies at the reporting date: management has a reasonable expectation that a troubled debt restructuring (“TDR”) will be executed with an individual borrower; or when an extension or renewal option is included in the original contract and is not unconditionally cancellable by the Company. Management will assess the likelihood of an option being exercised by any given borrower and appropriately extend the maturity of the portfolio for modeling purposes.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2022, the portfolio and class segments for the Company’s loan portfolio were:
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. Management considers different economic scenarios that may impact the allowance for credit losses on loans. Among other balance sheet and income statement changes, these scenarios could result in a significant increase to the allowance for credit losses on loans. These scenarios include both the quantitative and qualitative components of the model and demonstrate how sensitive the allowance can be to key assumptions underlying the overall calculation. To the extent actual losses are higher than management estimates, additional provision for credit losses on loans could be required and could adversely affect our earnings or financial position in future periods. See Note 3 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2022 or December 31, 2021.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND DECEMBER 31, 2021
Total assets at June 30, 2022 were $13.72 billion, a $65.3 million decrease from December 31, 2021. The decrease in total assets was primarily due to a $434.9 million decrease in cash and cash equivalents and a $115.8 million decrease in total investments, partially offset by a $410.8 million increase in total loans.
The Company’s loan portfolio increased $410.8 million to $9.99 billion at June 30, 2022, from $9.58 billion at December 31, 2021. For the six months ended June 30, 2022, loan funding, including advances on lines of credit, totaled $2.15 billion, compared with $1.67 billion for the same period in 2021. Total PPP loans outstanding decreased $78.2 million to $16.7 million at June 30, 2022, from $94.9 million at December 31, 2021. Excluding the net decrease in PPP loans, during the six months ended June 30, 2022, the Company experienced net increases of $309.0 million in commercial mortgage loans, $81.3 million in commercial loans, $80.7 million in multi-family loans and $44.9 million in construction loans, partially offset by net decreases in residential mortgage and consumer loans of $21.7 million and $4.7 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 85.0% of the loan portfolio at June 30, 2022, compared to 84.1% at December 31, 2021.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $182.8 million and $117.5 million, respectively, at June 30, 2022, compared to $167.1 million and $78.5 million, respectively, at December 31, 2021. No SNC relationships were 90 days or more delinquent at June 30, 2022.
The Company had outstanding junior lien mortgages totaling $137.9 million at June 30, 2022. Of this total, eight loans totaling $452,300 were 90 days or more delinquent with an allowance for credit losses of $6,900.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Mortgage loans:
Residential	$3,401	6,072
Commercial	18,627	16,887
Multi-family	2,040	439
Construction	3,466	2,365
Total mortgage loans	27,534	25,763
Commercial loans	11,950	20,582
Consumer loans	964	1,682
Total non-performing loans	40,448	48,027
Foreclosed assets	9,076	8,731
Total non-performing assets	$49,524	56,758
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Mortgage loans:
Residential	$1,752	1,131
Commercial	—	3,960
Total mortgage loans	1,752	5,091
Commercial loans	41	1,289
Consumer loans	169	228
Total 60-89 day delinquent loans	$1,962	6,608
At June 30, 2022, the Company’s allowance for credit losses related to the loan portfolio was 0.79% of total loans, compared to 0.84% and 0.85% at December 31, 2021 and June 30, 2021, respectively. The Company recorded a provision for credit losses on loans of $3.0 million for the three months ended June 30, 2022 and a negative provision for credit losses on loans of $3.4 million for the six months ended June 30, 2022, compared with negative provisions of $10.7 million and $25.7 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, the Company had net charge-offs of $259,000 and net recoveries of $1.7 million, respectively, compared to net recoveries of $6.1 million and $5.2 million, respectively, for the same periods in 2021. The allowance for credit losses decreased $1.7 million to $79.0 million at June 30, 2022 from $80.7 million at December 31, 2021. The decrease in the period-over-period provision benefit was largely a function of the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period.
Total non-performing loans were $40.4 million, or 0.40% of total loans at June 30, 2022, compared to $48.0 million, or 0.50% of total loans at December 31, 2021. The $7.6 million decrease in non-performing loans consisted of an $8.6 million decrease in non-performing commercial loans, a $2.7 million decrease in non-performing residential mortgage loans and a $718,000 decrease in non-performing consumer loans, partially offset by a $1.7 million increase in non-performing commercial mortgage loans and a $1.1 million increase in non-performing construction loans.
At June 30, 2022 and December 31, 2021, the Company held foreclosed assets of $9.1 million and $8.7 million, respectively. During the six months ended June 30, 2022, there were two additions to foreclosed assets with an aggregate carrying value of $625,000, one property sold with an aggregate carrying value of $80,000 and a valuation charge of $200,000. Foreclosed assets at June 30, 2022 consisted primarily of commercial real estate. Total non-performing assets at June 30, 2022 decreased $7.2 million to $49.5 million, or 0.36% of total assets, from $56.8 million, or 0.41% of total assets at December 31, 2021.
Cash and cash equivalents were $277.5 million at June 30, 2022, a $434.9 million decrease from December 31, 2021, primarily as a result of decreases in short term investments.
Total investments were $2.41 billion at June 30, 2022, a $115.8 million decrease from December 31, 2021. This decrease was primarily due to an increase in unrealized losses on available for sale debt securities, repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits decreased $359.8 million during the six months ended June 30, 2022, to $10.87 billion. Total savings and demand deposit accounts decreased $333.9 million to $10.21 billion at June 30, 2022, while total time deposits decreased $25.9 million to $666.6 million at June 30, 2022. The decrease in savings and demand deposits was largely attributable to a $463.6 million decrease in interest bearing demand deposits, as the Company shifted $360.0 million of brokered demand deposits into lower-costing Federal Home Loan Bank of New York ("FHLB") borrowings, partially offset by a $52.3 million increase in non-interest bearing demand deposits, a $51.8 million increase in savings deposits and a $25.5 million increase in money market deposits. The decrease in time deposits was primarily due to maturities of longer-term retail time deposits, partially offset by the inflow of brokered time deposits.
Borrowed funds increased $375.7 million during the six months ended June 30, 2022, to $1.00 billion. The increase in borrowings for the period was largely due to the maturity and replacement of brokered deposits into lower-costing FHLB borrowings. Borrowed funds represented 7.3% of total assets at June 30, 2022, an increase from 4.5% at December 31, 2021.
Stockholders’ equity decreased $111.8 million during the six months ended June 30, 2022, to $1.59 billion, primarily due to an increase in unrealized losses on available for sale debt securities, dividends paid to stockholders and common stock repurchases, partially offset by net income earned for the period. For the three months ended June 30, 2022, common stock repurchases totaled 760,466 shares at an average cost of $23.00 per share. For the six months ended June 30, 2022, common stock repurchases totaled 2,042,541 shares at an average cost of $23.23 per share, of which 15,457 shares, at an average cost of $23.48 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation.

At June 30, 2022, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
In response to the COVID-19 pandemic, the Company escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and continues to enhance its collateral position with these funding sources.
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
At June 30, 2022, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2022
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$523,409	4.00%	$523,409	4.00%	$1,194,859	9.13%
Common equity Tier 1 risk-based capital	507,414	4.50	789,310	7.00	1,194,859	10.60
Tier 1 risk-based capital	676,551	6.00	958,448	8.50	1,194,859	10.60
Total risk-based capital	902,069	8.00	1,183,965	10.50	1,263,666	11.21

Company:
Tier 1 leverage capital	$523,629	4.00%	$523,629	4.00%	$1,259,463	9.62%
Common equity Tier 1 risk-based capital	507,656	4.50	789,687	7.00	1,246,576	11.05
Tier 1 risk-based capital	676,874	6.00	958,905	8.50	1,259,463	11.16
Total risk-based capital	902,499	8.00	1,184,530	10.50	1,328,270	11.77
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
General. The Company reported net income of $39.2 million, or $0.53 per basic and diluted share for the three months ended June 30, 2022, compared to net income of $44.8 million, or $0.58 per basic and diluted share for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company reported net income of $83.2 million, or $1.11 per basic share and diluted share, compared to net income of $93.3 million, or $1.22 per basic and diluted share, for the same period last year.
Net Interest Income. Total net interest income increased $8.6 million to $99.5 million for the three months ended June 30, 2022, from $90.9 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, total net interest income increased $13.1 million to $194.0 million, from $180.9 million for the same period in 2021. Interest income for the three months ended June 30, 2022 increased $5.7 million to $106.3 million, from $100.5 million for the same period in 2021. For the six months ended June 30, 2022, interest income increased $6.2 million to $207.3 million, from $201.1 million for the six months ended June 30, 2021. Interest expense decreased $2.8 million to $6.8 million for the three months ended June 30, 2022, from $9.6 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, interest expense decreased $6.9 million to $13.3 million, from $20.2 million for the six months ended June 30, 2021. The increase in net interest income for the three months ended June 30, 2022, was primarily driven by growth in average earning assets, largely due to increases in available for sale debt securities and average loans outstanding, funded by growth in lower-costing core deposits and the reinvestment of cash proceeds from PPP loan satisfactions. The increase in net interest income for the six months ended June 30, 2022, was primarily driven by a reduction in funding costs, growth in lower-costing core and non-interest bearing deposits and an increase in available for sale debt securities. Net interest income was further enhanced by the favorable repricing of adjustable rate loans and an increase in rates on new loan originations. Both periods increase in net interest income were partially offset by a reduction in fees related to the forgiveness of PPP loans. For the three and six months ended June 30, 2022, the accretion of fees related to the forgiveness of PPP loans totaled $192,000 and $1.3 million, respectively, which were recognized in interest income, compared to $2.9 million and $6.9 million for the three and six months ended June 30, 2021.
The net interest margin increased 22 basis points to 3.21% for the quarter ended June 30, 2022, compared to 2.99% for the quarter ended June 30, 2021. The weighted average yield on interest-earning assets increased 12 basis points to 3.43% for the quarter ended June 30, 2022, compared to 3.31% for the quarter ended June 30, 2021, while the weighted average cost of interest bearing liabilities decreased 13 basis points for the quarter ended June 30, 2022 to 0.31%, compared to the quarter ended June 30, 2021. The average cost of interest bearing deposits for the quarter ended June 30, 2022 was 0.27%, compared to 0.34% for the same period last year. Average non-interest bearing demand deposits totaled $2.78 billion for the quarter ended June 30, 2022, compared to $2.48 billion for the quarter ended June 30, 2021. The average cost of total deposits, including non-interest bearing deposits, was 0.20% for the quarter ended June 30, 2022, compared with 0.26% for the quarter ended June 30, 2021. The average cost of borrowed funds for the quarter ended June 30, 2022 was 0.84%, compared to 1.18% for the same period last year.
For the six months ended June 30, 2022, the net interest margin increased nine basis points to 3.11%, compared to 3.02% for the six months ended June 30, 2021. The weighted average yield on interest earning assets declined three basis points to 3.33% for the six months ended June 30, 2022, compared to 3.36% for the six months ended June 30, 2021, while the weighted average cost of interest bearing liabilities decreased 16 basis points to 0.30% for the six months ended June 30, 2022, compared to 0.46% for the same period last year. The average cost of interest bearing deposits decreased 10 basis points to 0.26% for the six months ended June 30, 2022, compared to 0.36% for the same period last year. Average non-interest bearing demand deposits totaled $2.78 billion for the six months ended June 30, 2022, compared with $2.43 billion for the six months ended June 30, 2021. The average cost of total deposits, including non-interest bearing deposits, was 0.19% for the six months ended June 30, 2022, compared with 0.28% for the six months ended June 30, 2021. The average cost of borrowings for the six months ended June 30, 2022 was 0.85%, compared to 1.15% for the same period last year.
Interest income on loans secured by real estate increased $6.2 million to $69.1 million for the three months ended June 30, 2022, from $62.9 million for the three months ended June 30, 2021. Commercial loan interest income decreased $2.8 million to $22.4 million for the three months ended June 30, 2022, from $25.2 million for the three months ended June 30, 2021. Consumer loan interest income decreased $68,000 to $3.3 million for the three months ended June 30, 2022, from $3.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, the average balance of total loans increased $94.4 million to $9.68 billion, compared to the same period in 2021. The average yield on total loans for the three months ended June 30, 2022, increased 10 basis points to 3.89%, from 3.79% for the same period in 2021.
Interest income on loans secured by real estate increased $8.0 million to $132.9 million for the six months ended June 30, 2022, from $124.9 million for the six months ended June 30, 2021. Commercial loan interest income decreased $6.1 million to $45.2 million for the six months ended June 30, 2022, from $51.3 million for the six months ended June 30, 2021. Consumer loan interest income decreased $421,000 to $6.5 million for the six months ended June 30, 2022, from $6.9 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the average balance of total loans was $9.58 billion, compared with $9.66 billion for the same period in 2021. The average yield on total loans for the six months ended June 30, 2022, increased five basis points to 3.84%, from 3.79% for the same period in 2021.
Interest income on held to maturity debt securities decreased $211,000 to $2.5 million for the three months ended June 30, 2022, compared to the same period last year. Average held to maturity debt securities decreased $25.9 million to $412.2 million for the three months ended June 30, 2022, from $438.1 million for the same period last year. Interest income on held to maturity debt securities decreased $399,000 to $5.1 million for the six months ended June 30, 2022, compared to the same period in 2021. Average held to maturity debt securities decreased $24.1 million to $420.1 million for the six months ended June 30, 2022, from $444.2 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $2.7 million to $8.5 million for the three months ended June 30, 2022, from $5.7 million for the three months ended June 30, 2021. The average balance of available for sale debt securities and FHLBNY stock increased $607.7 million to $2.05 billion for the three months ended June 30, 2022, compared to the same period in 2021. Interest income on available for sale debt securities and FHLBNY stock increased $5.1 million to $16.4 million for the six months ended June 30, 2022, from $11.3 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $782.1 million to $2.10 billion for the six months ended June 30, 2022.
The average yield on total securities increased to 1.74% for the three months ended June 30, 2022, compared with 1.46% for the same period in 2021. For the six months ended June 30, 2022, the average yield on total securities increased to 1.59%, compared with 1.57% for the same period in 2021.
Interest expense on deposit accounts decreased $1.2 million to $5.6 million for the three month ended June 30, 2022, compared with $6.8 million for the three month ended June 30, 2021. For the six months ended June 30, 2022, interest expense on deposit accounts decreased $3.4 million to $10.8 million, from $14.2 million for the same period last year. The average cost of interest bearing deposits decreased to 0.27% and 0.26% for the three and six months ended June 30, 2022, respectively, from 0.34% and 0.36% for the three and six months ended June 30, 2021, respectively. The average balance of interest bearing core deposits for the three months ended June 30, 2022 increased $608.5 million to $7.69 billion. For the six months ended June 30, 2022, average interest bearing core deposits increased $842.6 million, to $7.73 billion, from $6.88 billion for the same period in 2021. Average time deposit account balances decreased $202.6 million to $695.0 million for the three months ended June 30, 2022, from $897.6 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, average time deposit account balances decreased $282.0 million to $688.0 million, from $969.9 million for the same period in 2021.
Interest expense on borrowed funds decreased $1.4 million to $1.1 million for the three months ended June 30, 2022, from $2.6 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, interest expense on borrowed funds decreased $3.1 million to $2.3 million, from $5.4 million for the six months ended June 30, 2021. The average cost of borrowings decreased to 0.84% for the three months ended June 30, 2022, from 1.18% for the three months ended June 30, 2021. The average cost of borrowings decreased to 0.85% for the six months ended June 30, 2022, from 1.15% for the same period last year. Average borrowings decreased $341.4 million to $527.6 million for the three months ended June 30, 2022, from $869.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, average borrowings decreased $403.1 million to $538.6 million, compared to $941.7 million for the six months ended June 30, 2021.
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
The Company recorded a $3.0 million provision for credit losses on loans for the three months ended June 30, 2022 and a $3.4 million negative provision for credit losses for the six months ended June 30, 2022, compared with negative provisions of $10.7 million and $25.7 million for the three and six months ended June 30, 2021, respectively. The increase in the provision for the three months ended June 30, 2022 was largely a function of the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period, partially offset by an overall improvement in the Company's asset quality. The decrease in the period-over-period provision benefit for the six months ended June 30, 2022, compared to the same period last year, was largely a result of growth in the loan portfolio, the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period.

Non-Interest Income. Non-interest income totaled $20.9 million for the three months ended June 30, 2022, a decrease of $224,000, compared to the same period in 2021. Fee income decreased $1.0 million to $7.4 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to decreases in debit card revenue and commercial loan prepayment fees, partially offset by an increase in deposit related fees. The decrease in debit card revenue was largely attributable to the interchange transaction fee limitation imposed by the Durbin amendment, which became effective for the Company in the third quarter of 2021. Wealth management income decreased $835,000 to $7.0 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to a decrease in the market value of assets under management. Partially offsetting these decreases in non-interest income, other income increased $1.5 million to $1.9 million for the three months ended June 30, 2022, compared to the quarter ended June 30, 2021, primarily due to increases in net fees on loan-level interest rate swap transactions and net gains on the sale of loans.
For the six months ended June 30, 2022, non-interest income totaled $41.1 million, a decrease of $1.7 million, compared to the same period in 2021. Fee income decreased $1.3 million to $14.3 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a decrease in debit card revenue, which was curtailed by the Durbin amendment, partially offset by an increase in deposit related fees. BOLI income decreased $1.3 million to $2.7 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to lower equity valuations and a decrease in benefit claims recognized. Wealth management income decreased $504,000 to $14.5 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a decrease in the market value of assets under management and a decrease in tax preparation fees, partially offset with new business generation. Partially offsetting these decreases in non-interest income, other income increased $864,000 to $3.1 million for the six months ended June 30, 2022, compared to $2.2 million for the same period in 2021, mainly due to an increase in net fees on loan-level interest rate swap transactions. Also, insurance agency income totaled $6.3 million, an increase of $694,000 for the six months ended June 30, 2022, compared to the same period in 2021, largely due to an increase in contingent commissions.
Non-Interest Expense. For the three months ended June 30, 2022, non-interest expense totaled $63.8 million, an increase of $1.1 million, compared to the three months ended June 30, 2021. Compensation and benefits expense increased $2.6 million to $37.4 million for three months ended June 30, 2022, compared to $34.9 million for the same period in 2021. The increase was principally due to increases in stock-based compensation, salary expense and the accrual for incentive compensation, partially offset by a decline in employee medical expenses. Other operating expenses increased $780,000 to $9.8 million for the three months ended June 30, 2022, compared to the same period in 2021, principally due to an increase in business development expenses. Net occupancy expenses increased $572,000 to $8.5 million for the three months ended June 30, 2022, compared to the same period in 2021, largely due to increases in rent, depreciation and maintenance expenses, while FDIC insurance decreased $220,000 due to a decrease in the insurance assessment rate, partially offset by an increase in total assets subject to assessment. Partially offsetting these increases in non-interest expense, credit loss expense for off-balance sheet credit exposures decreased $3.0 million to a negative provision of $1.0 million for the three months ended June 30, 2022, compared to a $2.1 million provision for the same period in 2021. The decrease was primarily the result of a decrease in the pipeline of loans approved and awaiting closing, combined with an increase in line of credit utilization, partially offset by an increase in loss factors.
Non-interest expense totaled $125.7 million for the six months ended June 30, 2022, an increase of $1.2 million, compared to $124.6 million for the six months ended June 30, 2021. Compensation and benefits expense increased $4.3 million to $74.5 million for the six months ended June 30, 2022, compared to $70.2 million for the six months ended June 30, 2021, primarily due to increases in stock-based compensation, salary expense and the accrual for incentive compensation, partially offset by a decrease in employee benefit expenses. Data processing expense increased $1.2 million to $11.0 million for the six months ended June 30, 2022, mainly due to increases in software subscription expense and online banking costs. Additionally, net occupancy expense increased $602,000 to $17.8 million for the six months ended June 30, 2022, compared to the same period in 2021, mainly due to increases in rent, depreciation and maintenance expenses, a portion of which were attributable to the Company's new administrative offices. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $4.5 million to a negative provision of $3.4 million for the six months ended June 30, 2022, compared to a $1.2 million provision for the same period last year. The decrease was primarily the result of a decrease in the pipeline of loans approved and awaiting closing, combined with an increase in line of credit utilization, partially offset by an increase in loss factors. FDIC insurance decreased $785,000 for the six months ended June 30, 2022, primarily due to a decrease in the insurance assessment rate, partially offset by an increase in total assets subject to assessment.
Income Tax Expense. For the three months ended June 30, 2022, the Company’s income tax expense was $14.3 million with an effective tax rate of 26.8%, compared with income tax expense of $15.3 million with an effective tax rate of 25.4% for the three months ended June 30, 2021. The decrease in tax expense for the three months ended June 30, 2022, compared with the same period last year was largely the result of a decrease in taxable income, while the increase in the effective tax rate for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, was largely due to an increase in the proportion of income derived from taxable sources.
For the six months ended June 30, 2022, the Company's income tax expense was $29.6 million with an effective tax rate of 26.2%, compared with $31.5 million with an effective tax rate of 25.2% for the six months ended June 30, 2021. The decrease in tax expense for the six months ended June 30, 2022, compared with the same period last year was largely the result of a decrease in taxable income, while the increase in the effective tax rate for the six months ended June 30, 2021, compared with the prior year was largely due to an increase in the proportion of income derived from taxable sources.

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

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2022 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$432,238	$(8,313)	(1.9)%
Static	440,551	—	—
+100	445,479	4,928	1.1
+200	450,284	9,733	2.1
+300	454,733	14,182	3.2
The interest rate risk position of the Company remains moderately asset-sensitive notwithstanding the deployment of excess cash into fixed rate longer duration assets, including investment securities and loans. As a result, the preceding table indicates that, as of June 30, 2022, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 3.2%, or $14.2 million. In the event of a 100 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.9%, or $8.3 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2022 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$2,242,932	$(68,374)	(3.0)%	16.2%	(5.6)%
Flat	2,311,306	—	—	17.1	—
+100	2,366,739	55,433	2.4	17.9	4.8
+200	2,394,665	83,359	3.6	18.6	8.7
+300	2,421,060	109,754	4.7	19.2	12.5
The preceding table indicates that as of June 30, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 4.7%, or $109.8 million. If rates were to decrease 100 basis points, the present value of equity would decrease 3.0%, or $68.4 million.
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
There have been no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2021. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2022 through April 30, 2022	562,569	$23.27	562,569	1,335,099
May 1, 2022 through May 31, 2022	197,897	22.22	197,897	1,137,202
June 1, 2022 through June 30, 2022	—	—	—	1,137,202
Total	760,466	23.00	760,466
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2022	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2022	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer