Form 10-Q
period 2022-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2022-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2022 there were 83,209,012 shares issued and 75,275,038 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 104,129 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2022 (Unaudited) and December 31, 2021
(Dollars in Thousands)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$183,929	$506,270
Short-term investments	939	206,193
Total cash and cash equivalents	184,868	712,463
Available for sale debt securities, at fair value	1,829,309	2,057,851
Held to maturity debt securities, net (fair value of $368,668 at September 30, 2022 (unaudited) and $449,709 at December 31, 2021)	393,069	436,150
Equity securities, at fair value	1,059	1,325
Federal Home Loan Bank stock	55,717	34,290
Loans	10,046,529	9,581,624
Less allowance for credit losses	88,633	80,740
Net loans	9,957,896	9,500,884
Foreclosed assets, net	2,053	8,731
Banking premises and equipment, net	80,770	80,559
Accrued interest receivable	45,120	41,990
Intangible assets	461,673	464,183
Bank-owned life insurance	237,590	236,630
Other assets	354,722	206,146
Total assets	$13,603,846	$13,781,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,503,639	$9,080,956
Savings deposits	1,501,857	1,460,541
Certificates of deposit of $100,000 or more	410,003	368,277
Other time deposits	270,106	324,238
Total deposits	10,685,605	11,234,012
Mortgage escrow deposits	39,623	34,440
Borrowed funds	1,063,602	626,774
Subordinated debentures	10,442	10,283
Other liabilities	253,589	178,597
Total liabilities	12,052,861	12,084,106
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,162,357 shares outstanding at September 30, 2022 and 76,969,999 outstanding at December 31, 2021	832	832
Additional paid-in capital	978,363	969,815
Retained earnings	886,332	814,533
Accumulated other comprehensive (loss) income	(174,487)	6,863
Treasury stock	(127,145)	(79,603)
Unallocated common stock held by the Employee Stock Ownership Plan	(12,910)	(15,344)
Common stock acquired by deferred compensation plans	(3,537)	(3,984)
Deferred compensation plans	3,537	3,984
Total stockholders’ equity	1,550,985	1,697,096
Total liabilities and stockholders’ equity	$13,603,846	$13,781,202
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income:
Real estate secured loans	$80,273	$62,470	$213,181	$187,363
Commercial loans	25,201	24,454	70,385	75,770
Consumer loans	3,785	3,345	10,268	10,249
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	9,560	5,877	25,966	17,211
Held to maturity debt securities	2,416	2,638	7,501	8,122
Deposits, Federal funds sold and other short-term investments	496	810	1,705	1,954
Total interest income	121,731	99,594	329,006	300,669
Interest expense:
Deposits	9,560	6,295	20,322	20,495
Borrowed funds	2,518	1,768	4,790	7,130
Subordinated debt	164	303	403	912
Total interest expense	12,242	8,366	25,515	28,537
Net interest income	109,489	91,228	303,491	272,132
Provision charge (benefit) for credit losses	8,413	969	5,004	(24,736)
Net interest income after provision for credit losses	101,076	90,259	298,487	296,868
Non-interest income:
Fees	7,203	6,963	21,516	22,623
Wealth management income	6,785	7,921	21,274	22,914
Insurance agency income	2,865	2,433	9,135	8,009
Bank-owned life insurance	1,237	1,880	3,978	5,970
Net (losses) gains on securities transactions	(3)	27	154	257
Other income (1)	10,358	4,138	13,466	6,383
Total non-interest income	28,445	23,362	69,523	66,156
Non-interest expense:
Compensation and employee benefits	38,079	37,554	112,582	107,737
Net occupancy expense	8,452	7,950	26,262	25,158
Data processing expense	5,599	4,827	16,575	14,629
FDIC insurance	1,400	1,575	3,955	4,915
Amortization of intangibles	779	883	2,511	2,773
Advertising and promotion expense	1,366	783	3,692	2,586
Credit loss (benefit) expense for off-balance sheet credit exposures	1,575	980	(1,788)	2,155
Other operating expenses	12,193	8,888	31,384	28,036
Total non-interest expense	69,443	63,440	195,173	187,989
Income before income tax expense	60,078	50,181	172,837	175,035
Income tax expense	16,657	12,913	46,224	44,417
Net income	$43,421	$37,268	$126,613	$130,618
Basic earnings per share	$0.58	$0.49	$1.69	$1.71
Weighted average basic shares outstanding	74,297,237	76,604,653	74,808,358	76,588,549
Diluted earnings per share	$0.58	$0.49	$1.69	$1.70
Weighted average diluted shares outstanding	74,393,380	76,685,206	74,896,493	76,673,563

(1) Included in other income, for the three and nine months ended September 30, 2022, is an $8.6 million gain realized on the sale of a foreclosed commercial office property.

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$43,421	$37,268	$126,613	$130,618
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized losses arising during the period	(67,293)	(7,990)	(197,997)	(14,569)
Reclassification adjustment for gains included in net income	—	—	(42)	(171)
Total	(67,293)	(7,990)	(198,039)	(14,740)
Unrealized gains on derivatives	4,841	1,768	17,437	5,165
Amortization related to post-retirement obligations	(236)	(103)	(748)	(323)
Total other comprehensive loss	(62,688)	(6,325)	(181,350)	(9,898)
Total comprehensive (loss) income	$(19,267)	$30,943	$(54,737)	$120,720

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2021 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2021	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2021	$832	$965,470	$775,235	$14,082	$(59,307)	$(18,678)	$(4,213)	$4,213	$1,677,634
Net income	—	—	37,268	—	—	—	—	—	37,268
Other comprehensive loss, net of tax	—	—	—	(6,325)	—	—	—	—	(6,325)
Cash dividends paid	—	—	(17,790)	—	—	—	—	—	(17,790)
Distributions from deferred comp plans	—	38	—	—	—	—	89	(89)	38
Purchases of treasury stock	—	—	—	—	(13,865)	—	—	—	(13,865)
Allocation of ESOP shares	—	225	—	—	—	769	—	—	994
Allocation of Stock Award Plan ("SAP") shares	—	1,421	—	—	—	—	—	—	1,421
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at September 30, 2021	$832	$967,203	$794,713	$7,757	$(73,172)	$(17,909)	$(4,124)	$4,124	$1,679,424

For the nine months ended September 30, 2021	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	130,618	—	—	—	—	—	130,618
Other comprehensive loss, net of tax	—	—	—	(9,898)	—	—	—	—	(9,898)
Cash dividends paid	—	—	(53,995)	—	—	—	—	—	(53,995)
Distributions from deferred comp plans	—	107	—	—	—	—	425	(425)	107
Purchases of treasury stock	—	—	—	—	(13,913)	—	—	—	(13,913)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Stock option exercises	—	(82)	—	—	720	—	—	—	638
Allocation of ESOP shares	—	687	—	—	—	2,306	—	—	2,993
Allocation of SAP shares	—	3,887	—	—	—	—	—	—	3,887
Allocation of stock options	—	151	—	—	—	—	—	—	151
Balance at September 30, 2021	$832	$967,203	$794,713	$7,757	$(73,172)	$(17,909)	$(4,124)	$4,124	$1,679,424

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2022	832	976,067	860,977	(111,799)	(127,091)	(13,721)	(3,705)	3,705	1,585,265
Net income	—	—	43,421	—	—	—	—	—	43,421
Other comprehensive loss, net of tax	—	—	—	(62,688)	—	—	—	—	(62,688)
Cash dividends paid	—	—	(18,066)	—	—	—	—	—	(18,066)
Distributions from deferred comp plans	—	47	—	—	—	—	168	(168)	47
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(54)	—	—	—	(54)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	296	—	—	—	811	—	—	1,107
Allocation of SAP shares	—	1,904	—	—	—	—	—	—	1,904
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at September 30, 2022	$832	$978,363	$886,332	$(174,487)	$(127,145)	$(12,910)	$(3,537)	$3,537	$1,550,985

For the nine months ended September 30, 2022	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	126,613	—	—	—	—	—	126,613
Other comprehensive loss, net of tax	—	—	—	(181,350)	—	—	—	—	(181,350)
Cash dividends paid	—	—	(54,814)	—	—	—	—	—	(54,814)
Distributions from deferred comp plans	—	133	—	—	—	—	447	(447)	133
Purchases of treasury stock	—	—	—	—	(46,529)	—	—	—	(46,529)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,013)	—	—	—	(1,013)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	878	—	—	—	2,434	—	—	3,312
Allocation of SAP shares	—	7,389	—	—	—	—	—	—	7,389
Allocation of stock options	—	148	—	—	—	—	—	—	148
Balance at September 30, 2022	$832	$978,363	$886,332	$(174,487)	$(127,145)	$(12,910)	$(3,537)	$3,537	$1,550,985

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2022 and 2021 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$126,613	$130,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,845	9,531
Provision charge (benefit) for credit losses on loans and securities	5,004	(24,736)
Credit loss (benefit) charge for off-balance sheet credit exposure	(1,788)	2,155
Deferred tax (benefit) expense	(222)	5,323
Amortization of operating lease right-of-use assets	8,006	7,559
Income on Bank-owned life insurance	(3,978)	(5,970)
Net amortization of premiums and discounts on securities	10,465	11,032
Accretion of net deferred loan fees	(7,095)	(5,019)
Amortization of premiums on purchased loans, net	234	536
Originations of loans held for sale	(18,467)	(25,016)
Proceeds from sales of loans originated for sale	16,978	26,056
ESOP expense	3,312	2,993
Allocation of stock award expense	7,389	3,887
Allocation of stock option expense	148	151
Net gain on sale of loans	(1,306)	(1,040)
Net gain on securities transactions	(154)	(257)
Net gain on sale of premises and equipment	(22)	(35)
Net gain on sale of foreclosed assets	(8,590)	(528)
(Increase) decrease in accrued interest receivable	(3,130)	5,584
(Increase) decrease in other assets	(60,364)	10,596
Increase (decrease) in other liabilities	74,992	(31,000)
Net cash provided by operating activities	157,870	122,420
Cash flows from investing activities:
Proceeds from sales and paydowns of foreclosed assets	16,188	1,368
Proceeds from maturities, calls and paydowns of held to maturity debt securities	62,597	44,054
Purchases of held to maturity debt securities	(20,665)	(21,417)
Proceeds from sales of available for sale debt securities	—	9,442
Proceeds from maturities, calls and paydowns of available for sale debt securities	227,975	288,699
Purchases of available for sale debt securities	(279,395)	(1,140,182)
Proceeds from redemption of Federal Home Loan Bank stock	89,244	29,197
Purchases of Federal Home Loan Bank stock	(110,671)	(3,752)
BOLI claim benefits received	—	3,851
Purchases of loans	(4,326)	(2,060)
Net (increase) decrease in loans	(449,803)	274,399
Proceeds from sales of premises and equipment	22	35
Purchases of premises and equipment	(7,879)	(8,348)
Net cash used in investing activities	(476,713)	(524,714)
Cash flows from financing activities:
Net (decrease) increase in deposits	(548,407)	998,792
Increase in mortgage escrow deposits	5,183	3,266

	Nine months ended September 30,
	2022	2021
Cash dividends paid to stockholders	(54,814)	(53,995)
Purchase of treasury stock	(46,529)	(13,913)
Purchase of employee restricted shares to fund statutory tax withholding	(1,013)	(961)
Stock options exercised	—	638
Proceeds from long-term borrowings	2,274,000	727,985
Payments on long-term borrowings	(1,826,556)	(1,275,440)
Net decrease in short-term borrowings	(10,616)	(11,142)
Net cash (used in) provided by financing activities	(208,752)	375,230
Net decrease in cash and cash equivalents	(527,595)	(27,064)
Cash and cash equivalents at beginning of period	685,163	418,083
Restricted cash at beginning of period	27,300	114,270
Total cash, cash equivalents and restricted cash at beginning of period	712,463	532,353
Cash and cash equivalents at end of period	183,068	457,744
Restricted cash at end of period	1,800	47,545
Total cash, cash equivalents and restricted cash at end of period	$184,868	$505,289

Cash paid during the period for:
Interest on deposits and borrowings	$26,130	$28,266
Income taxes	$25,650	$41,165
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,120	$434
Acquisitions:
Non-cash assets acquired at fair value:
Goodwill and other intangible assets	$—	$1,422
Other assets	—	(1,422)
Total non-cash assets acquired at fair value	$—	$—

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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for all of 2022.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Additionally, certain comparative balances on the interim unaudited consolidated financial statements have been reclassified to conform to the current year’s presentation.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2021 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2022			2021
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$43,421			$37,268
Basic earnings per share:
Income available to common stockholders	$43,421	74,297,237	$0.58	$37,268	76,604,653	$0.49
Dilutive shares		96,143			80,553
Diluted earnings per share:
Income available to common stockholders	$43,421	74,393,380	$0.58	$37,268	76,685,206	$0.49

	Nine months ended September 30,
	2022			2021
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$126,613			$130,618
Basic earnings per share:
Income available to common stockholders	$126,613	74,808,358	$1.69	$130,618	76,588,549	$1.71
Dilutive shares		88,135			85,014
Diluted earnings per share:
Income available to common stockholders	$126,613	74,896,493	$1.69	$130,618	76,673,563	$1.70
Anti-dilutive stock options and awards at September 30, 2022 and 2021, totaling 921,834 shares and 830,628 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The increase in the provision expense for the three months ended September 30, 2022 was largely a function of the weakening economic forecast, combined with an increase in total loans outstanding. The decrease in the period-over-period provision benefit for the nine months ended September 30, 2022 was largely a function of growth in the loan portfolio, the relative change in the economic outlook and the significant favorable impact of the post-pandemic recovery in the prior year period. See Note 4 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
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
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On September 26, 2022, the Company entered into a definitive merger agreement pursuant to which it will merge (the “merger”) with Lakeland Bancorp, Inc. ("Lakeland"), and Lakeland Bank, a wholly owned subsidiary of Lakeland, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The actual value of the Company’s common stock to be recorded as consideration in the merger will be based on the closing price of Company’s common stock at the time of the merger completion date. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares of the Company's common stock plus cash in lieu of fractional shares. The merger is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of both companies.

Note 3. Investment Securities
At September 30, 2022, the Company had $1.83 billion and $393.1 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at September 30, 2022 totaled 1,053, compared with 166 at December 31, 2021. The increase in the number of securities in an unrealized loss position at September 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry no lower than A ratings from the rating agencies at September 30, 2022 and the Company had one security rated BBB by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,372	—	(31,983)	243,389
Mortgage-backed securities	1,675,759	25	(222,476)	1,453,308
Asset-backed securities	39,495	508	(259)	39,744
State and municipal obligations	67,955	—	(12,561)	55,394
Corporate obligations	41,562	59	(4,147)	37,474
	$2,100,143	592	(271,426)	1,829,309

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$196,897	298	(866)	196,329
Mortgage-backed securities	1,711,312	14,082	(16,563)	1,708,831
Asset-backed securities	45,115	1,687	(5)	46,797
State and municipal obligations	68,702	1,127	(122)	69,707
Corporate obligations	36,109	425	(347)	36,187
	$2,058,135	17,619	(17,903)	2,057,851
The amortized cost and fair value of available for sale debt securities at September 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2022
	Amortized cost	Fair value
Due in one year or less	$1,000	999
Due after one year through five years	175,445	157,244
Due after five years through ten years	144,884	126,701
Due after ten years	63,560	51,313
	$384,889	336,257
Investments which pay principal on a periodic basis totaling $1.72 billion at amortized cost and $1.49 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
There were no sales of securities from the available for sale debt securities portfolio for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million with gains of $58,000 and no losses recognized. For the nine months ended September 30, 2021, proceeds from sales of securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no losses recognized.
The number of available for sale debt securities in an unrealized loss position at September 30, 2022 totaled 468, compared with 113 at December 31, 2021. The increase in the number of securities in an unrealized loss position at September 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. At September 30, 2022, there were two unrated private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $1.1 million and an unrealized loss of $38,000. Additionally, there were four private-label mortgage-backed securities in an unrealized loss position, with an amortized cost of $36.3 million and an unrealized loss of $2.4 million. At September 30, 2022, these private-label securities were all rated AAA.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,997	—	(1,092)	8,905
Mortgage-backed securities	2	—	—	2
State and municipal obligations	372,293	101	(22,662)	349,732
Corporate obligations	10,820	—	(791)	10,029
	$393,112	101	(24,545)	368,668
At September 30, 2022, the allowance for credit losses on held to maturity debt securities totaled $43,000.

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(175)	9,821
Mortgage-backed securities	21	—	—	21
State and municipal obligations	415,724	14,463	(635)	429,552
Corporate obligations	10,448	19	(152)	10,315
	$436,189	14,482	(962)	449,709
At December 31, 2021, the allowance for credit losses on held to maturity debt securities totaled $39,000, and is excluded from amortized cost in the table above.

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $10.3 million and $36.4 million, respectively. As to these calls on securities, for the three months ended September 30, 2022, there were no gross gains and gross losses totaled $3,000, while for the nine months ended September 30, 2022, gross gains totaled $96,000, with no gross losses. For the three and nine months ended September 30, 2021, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $21.1 million and $34.0 million, respectively. As to these calls on securities, for the three and nine months ended September 30, 2021, there were gross gains of $26,505 and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2022 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2022
	Amortized cost	Fair value
Due in one year or less	$16,160	16,105
Due after one year through five years	150,084	145,429
Due after five years through ten years	184,073	172,779
Due after ten years	42,793	34,353
	$393,110	368,666
Mortgage-backed securities totaling $2,000 for both amortized cost and fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, the allowance for credit losses totaling $43,000 is excluded from the table above.
The number of held to maturity debt securities in an unrealized loss position at September 30, 2022 totaled 585, compared with 53 at December 31, 2021. The increase in the number of securities in an unrealized loss position at September 30, 2022, was due to higher current market interest rates compared to rates at December 31, 2021.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,997	—	—	—	—	9,997
Mortgage-backed securities	2	—	—	—	—	2
State and municipal obligations	49,176	179,741	141,315	770	1,291	372,293
Corporate obligations	532	3,110	7,178	—	—	10,820
	$59,707	182,851	148,493	770	1,291	393,112

	December 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	21	—	—	—	—	21
State and municipal obligations	54,583	314,396	44,392	945	1,408	415,724
Corporate obligations	510	2,634	7,279	—	25	10,448
	$65,110	317,030	51,671	945	1,433	436,189

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At September 30, 2022, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 47% rated AA, 38% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

The allowance for credit losses on held to maturity debt securities at September 30, 2022 and December 31, 2021 were $43,000 and $39,000, respectively.
Note 4. Loans Receivable and Allowance for Credit Losses
Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Mortgage loans:
Residential	$1,169,368	1,202,638
Commercial	4,237,534	3,827,370
Multi-family	1,478,402	1,364,397
Construction	666,740	683,166
Total mortgage loans	7,552,044	7,077,571
Commercial loans	2,190,584	2,188,866
Consumer loans	316,547	327,442
Total gross loans	10,059,175	9,593,879
Premiums on purchased loans	1,376	1,451
Net deferred fees	(14,022)	(13,706)
Total loans	$10,046,529	9,581,624
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	September 30, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$2,922	302	3,120	—	6,344	1,163,024	1,169,368	3,120
Commercial	848	—	35,352	—	36,200	4,201,334	4,237,534	17,055
Multi-family	798	—	1,583	—	2,381	1,476,021	1,478,402	1,583
Construction	1,058	—	1,878	—	2,936	663,804	666,740	1,878
Total mortgage loans	5,626	302	41,933	—	47,861	7,504,183	7,552,044	23,636
Commercial loans	2,101	1,135	17,181	—	20,417	2,170,167	2,190,584	13,000
Consumer loans	401	379	387	—	1,167	315,380	316,547	387
Total gross loans	$8,128	1,816	59,501	—	69,445	9,989,730	10,059,175	37,023

	December 31, 2021
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$7,229	1,131	6,072	—	14,432	1,188,206	1,202,638	6,072
Commercial	720	3,960	16,887	—	21,567	3,805,803	3,827,370	16,887
Multi-family	—	—	439	—	439	1,363,958	1,364,397	439
Construction	—	—	2,365	—	2,365	680,801	683,166	2,365
Total mortgage loans	7,949	5,091	25,763	—	38,803	7,038,768	7,077,571	25,763
Commercial loans	7,229	1,289	20,582	—	29,100	2,159,766	2,188,866	14,453
Consumer loans	649	228	1,682	—	2,559	324,883	327,442	1,682
Total gross loans	$15,827	6,608	48,027	—	70,462	9,523,417	9,593,879	41,898
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $59.5 million and $48.0 million at September 30, 2022 and December 31, 2021, respectively. Included in non-accrual loans were $39.3 million and $23.0 million of loans which were less than 90 days past due at September 30, 2022 and December 31, 2021, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2022 and December 31, 2021.
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
At September 30, 2022, there were 131 impaired loans totaling $65.7 million, of which 123 totaling $26.8 million were TDRs. Included in this total were 100 TDRs related to 97 borrowers totaling $17.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2022. At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs related to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021.
At September 30, 2022 and December 31, 2021, the Company had $29.3 million and $18.2 million related to the fair value of underlying collateral-dependent impaired loans, respectively. These collateral-dependent impaired loans at September 30, 2022 consisted of $28.3 million in commercial loans, $895,000 in residential real estate loans, and $63,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2022
Balance at beginning of period	$55,064	21,387	2,566	79,017
Provision charge (benefit) to operations	4,991	3,381	28	8,400
Recoveries of loans previously charged-off	167	1,421	129	1,717
Loans charged-off	—	(410)	(91)	(501)
Balance at end of period	$60,222	25,779	2,632	88,633

2021
Balance at beginning of period	$55,469	21,262	4,228	80,959
Provision charge (benefit) to operations	626	963	(589)	1,000
Recoveries of loans previously charged-off	71	336	140	547
Loans charged-off	(2,110)	(263)	(100)	(2,473)
Balance at end of period	$54,056	22,298	3,679	80,033

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2022
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charge (benefit) to operations	8,589	(3,734)	145	5,000
Recoveries of loans previously charged-off	539	3,725	404	4,668
Loans charged-off	(1,010)	(555)	(210)	(1,775)
Balance at end of period	$60,222	25,779	2,632	88,633

2021
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision benefit to operations	(11,760)	(10,319)	(2,621)	(24,700)
Recoveries of loans previously charged-off	538	6,654	640	7,832
Loans charged-off	(3,029)	(1,121)	(415)	(4,565)
Balance at end of period	$54,056	22,298	3,679	80,033
For the three and nine months ended September 30, 2022, the Company recorded an $8.4 million and a $5.0 million provision for credit losses on loans, respectively. The increase in the provision was largely a function of the weakened economic forecast, combined with an increase in total loans outstanding. The increase in the period-over-period provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year period, the current weakened economic forecast and an increase in total loans outstanding.
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021, along with their balances immediately prior to the modification date and post-modification as of September 30, 2022 and 2021 (in thousands):

	For the three months ended
	September 30, 2022			September 30, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	—	$—	$—	2	$375	$369
Total mortgage loans	—	—	—	2	375	369
Consumer loans	1	108	88		—	—
Total restructured loans	1	$108	$88	2	$375	$369

	For the nine months ended
	September 30, 2022			September 30, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$265	$204	3	$546	$538
Multi-Family	1	1,618	1,583	—	—	—
Total mortgage loans	3	1,883	1,787	3	546	538
Commercial loans	2	378	273	4	2,940	2,318
Consumer loans	1	108	88	—	—	—
Total restructured loans	6	$2,369	$2,148	7	$3,486	$2,856
All TDRs are impaired loans, which are individually evaluated for impairment. During the nine months ended September 30, 2022, $921,000 of charge-offs were recorded on collateral-dependent impaired loans. During the three and nine months ended September 30, 2021, $2.1 million and $3.5 million of charge-offs were recorded on collateral-dependent impaired loans.
For the three and nine months ended September 30, 2022, the TDRs presented in the preceding tables had a weighted average modified interest rate of 8.25% and 4.42%, respectively, compared to a weighted average rate of 6.75% and 4.41%, respectively, prior to modification.
There was one loan totaling $209,000 which had a payment default (90 days or more past due) which was modified as a TDR within the 12 month period ending September 30, 2022. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At September 30, 2022, the balance of PCD loans totaled $207.4 million with a related allowance for credit losses of $2.4 million. The balance of PCD loans at December 31, 2021 was $246.9 million with a related allowance for credit losses of $2.8 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	September 30, 2022					December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,047	7,755	—	8,134	281	12,326	9,814	—	9,999	423
Commercial	16,799	14,604	—	13,617	48	15,310	14,685	—	15,064	63
Multi-family	1,618	1,583	—	1,617	12	—	—	—	—	—
Construction	1,101	1,101	—	1,101	—	1,656	1,588	—	1,643	30
Total	29,565	25,043	—	24,469	341	29,292	26,087	—	26,706	516
Commercial loans	8,338	8,113	—	8,355	18	9,845	7,254	—	7,714	33
Consumer loans	1,310	760	—	880	38	1,389	853	—	1,613	115
Total impaired loans	$39,213	33,916	—	33,704	397	40,526	34,194	—	36,033	664

Loans with an allowance recorded
Mortgage loans:
Residential	$7,155	6,843	743	6,926	197	7,994	7,652	858	7,742	278
Commercial	19,143	19,143	2,134	19,162	35	871	871	17	894	48
Multi-family	—	—	—	—	—	—	—	—	—	—
Total	26,298	25,986	2,877	26,088	232	8,865	8,523	875	8,636	326
Commercial loans	6,163	5,452	1,275	8,651	87	9,498	9,166	3,358	8,304	257
Consumer loans	325	306	46	312	9	391	371	51	379	18
Total impaired loans	$32,786	31,744	4,198	35,051	328	18,754	18,060	4,284	17,319	601

Total impaired loans
Mortgage loans:
Residential	$17,202	14,598	743	15,060	478	20,320	17,466	858	17,741	701
Commercial	35,942	33,747	2,134	32,779	83	16,181	15,556	17	15,958	111
Multi-family	1,618	1,583	—	1,617	12	—	—	—	—	—
Construction	1,101	1,101	—	1,101	—	1,656	1,588	—	1,643	30
Total	55,863	51,029	2,877	50,557	573	38,157	34,610	875	35,342	842
Commercial loans	14,501	13,565	1,275	17,006	105	19,343	16,420	3,358	16,018	290
Consumer loans	1,635	1,066	46	1,192	47	1,780	1,224	51	1,992	133
Total impaired loans	$71,999	65,660	4,198	68,755	725	59,280	52,254	4,284	53,352	1,265
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $4.2 million at September 30, 2022 and $4.3 million at December 31, 2021. At September 30, 2022 and December 31, 2021, impaired loans for which there was no related allowance for credit losses totaled $33.9 million and $34.2 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 was $68.8 million and $53.4 million, respectively.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. For both the initial round and second round of PPP, the Company had secured 2,067 PPP loans for its customers totaling $682.0 million. As of September 30, 2022, 2,052 PPP loans totaling $676.4 million were forgiven. At September 30, 2022, PPP loans totaled $5.6 million, and are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2022 and December 31, 2021 (in thousands):

	Gross Loans Held by Investment by Year of Origination at September 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	—	302	—	—	302
Substandard	—	—	—	—	271	5,403	—	—	5,674
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	271	5,705	—	—	5,976
Pass/Watch	120,003	215,512	215,111	98,249	59,352	455,165	—	—	1,163,392
Total residential	$120,003	215,512	215,111	98,249	59,623	460,870	—	—	1,169,368

Commercial Mortgage
Special mention	$—	—	827	28,404	47,425	14,639	—	—	91,295
Substandard	—	—	—	—	25,552	18,782	720	—	45,054
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	827	28,404	72,977	33,421	720	—	136,349
Pass/Watch	764,406	636,635	584,856	559,283	236,897	1,208,073	95,448	15,587	4,101,185

Total commercial mortgage	$764,406	636,635	585,683	587,687	309,874	1,241,494	96,168	15,587	4,237,534

Multi-family
Special mention	$—	—	—	—	—	1,654	—	—	1,654
Substandard	—	—	—	—	—	2,381	—	—	2,381
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	4,035	—	—	4,035
Pass/Watch	125,035	150,711	283,823	201,311	188,765	522,717	854	1,151	1,474,367
Total multi-family	$125,035	150,711	283,823	201,311	188,765	526,752	854	1,151	1,478,402

Construction
Special mention	$—	—	—	—	19,466	905	—	—	20,371
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at September 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	—	—	2,197	20,243	905	—	—	23,345
Pass/Watch	108,427	337,461	91,180	81,115	18,101	92	—	7,019	643,395
Total construction	$108,427	337,461	91,180	83,312	38,344	997	—	7,019	666,740

Total Mortgage
Special mention	$—	—	827	28,404	66,891	17,500	—	—	113,622
Substandard	—	—	—	2,197	26,600	26,566	720	—	56,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	827	30,601	93,491	44,066	720	—	169,705
Pass/Watch	1,117,871	1,340,319	1,174,970	939,958	503,115	2,186,047	96,302	23,757	7,382,339
Total Mortgage	$1,117,871	1,340,319	1,175,797	970,559	596,606	2,230,113	97,022	23,757	7,552,044

Commercial
Special mention	$—	7,697	374	220	13,712	5,596	5,117	217	32,933
Substandard	—	—	10,877	4,422	5,228	15,507	9,641	364	46,039
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	7,697	11,251	4,642	18,940	21,103	14,758	581	78,972
Pass/Watch	286,447	321,957	177,100	167,784	109,828	542,716	472,645	33,135	2,111,612
Total commercial	$286,447	329,654	188,351	172,426	128,768	563,819	487,403	33,716	2,190,584

Consumer (1)
Special mention	$—	—	—	—	—	149	208	22	379
Substandard	—	—	—	—	111	188	5	—	304
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	—	111	337	213	22	683
Pass/Watch	26,454	21,940	2,494	17,411	16,861	91,749	124,067	14,888	315,864
Total consumer	$26,454	21,940	2,494	17,411	16,972	92,086	124,280	14,910	316,547

Total Loans
Special mention	$—	7,697	1,201	28,624	80,603	23,245	5,325	239	146,934
Substandard	—	—	10,877	6,619	31,939	42,261	10,366	364	102,426
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	7,697	12,078	35,243	112,542	65,506	15,691	603	249,360
Pass/Watch	1,430,772	1,684,216	1,354,564	1,125,153	629,804	2,820,512	693,014	71,780	9,809,815

	Gross Loans Held by Investment by Year of Origination at September 30, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$1,430,772	1,691,913	1,366,642	1,160,396	742,346	2,886,018	708,705	72,383	10,059,175
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	697	434	—	—	1,131
Substandard	—	—	—	280	166	8,569	—	—	9,015
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	280	863	9,003	—	—	10,146
Pass/Watch	229,106	235,949	113,206	67,493	75,906	470,832	—	—	1,192,492
Total residential	$229,106	235,949	113,206	67,773	76,769	479,835	—	—	1,202,638

Commercial Mortgage
Special mention	$—	2,624	28,706	22,296	9,657	26,668	1,094	—	91,045
Substandard	—	—	18	34,260	7,352	34,356	799	—	76,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	2,624	28,724	56,556	17,009	61,024	1,893	—	167,830
Pass/Watch	655,105	600,030	589,578	298,665	430,947	952,746	101,618	30,851	3,659,540
Total commercial mortgage	$655,105	602,654	618,302	355,221	447,956	1,013,770	103,511	30,851	3,827,370

Multi-family
Special mention	$—	—	—	—	3,053	271	—	—	3,324
Substandard	—	439	—		—	945	—	—	1,384
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	—	—	3,053	1,216	—	—	4,708
Pass/Watch	154,419	294,716	166,558	173,583	117,654	448,710	2,880	1,169	1,359,689
Total multi-family	$154,419	295,155	166,558	173,583	120,707	449,926	2,880	1,169	1,364,397

Construction
Special mention	$—	1,125	—	—	—	—	—	—	1,125
Substandard	—	—	—	2,365	—	—	—	—	2,365
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	1,125	—	2,365	—	—	—	—	3,490
Pass/Watch	173,843	176,182	219,331	94,363	9,604	103		6,250	679,676
Total construction	$173,843	177,307	219,331	96,728	9,604	103	—	6,250	683,166

Total Mortgage
Special mention	$—	3,749	28,706	22,296	13,407	27,373	1,094	—	96,625
Substandard	—	439	18	36,905	7,518	43,870	799	—	89,549
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,188	28,724	59,201	20,925	71,243	1,893	—	186,174
Pass/Watch	1,212,473	1,306,877	1,088,673	634,104	634,111	1,872,391	104,498	38,270	6,891,397
Total Mortgage	$1,212,473	1,311,065	1,117,397	693,305	655,036	1,943,634	106,391	38,270	7,077,571

Commercial
Special mention	$1,232	2,662	2,816	3,263	24,418	40,561	8,389	2,155	85,496
Substandard	—	736	5,517	5,860	5,747	64,807	13,622	1,821	98,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	3,398	8,333	9,123	30,165	105,368	22,011	3,976	183,606
Pass/Watch	415,924	222,132	179,193	154,440	149,567	489,051	355,097	39,856	2,005,260
Total commercial	$417,156	225,530	187,526	163,563	179,732	594,419	377,108	43,832	2,188,866

Consumer (1)
Special mention	$—	—	—	—	—	109	25	94	228
Substandard	—	—	—	116	2	1,514	6	—	1,638
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	116	2	1,623	31	94	1,866
Pass/Watch	25,140	4,503	24,272	21,046	15,804	99,106	119,347	16,358	325,576
Total consumer	$25,140	4,503	24,272	21,162	15,806	100,729	119,378	16,452	327,442

Total Loans
Special mention	$1,232	6,411	31,522	25,559	37,825	68,043	9,508	2,249	182,349
Substandard	—	1,175	5,535	42,881	13,267	110,191	14,427	1,821	189,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	7,586	37,057	68,440	51,092	178,234	23,935	4,070	371,646
Pass/Watch	1,653,537	1,533,512	1,292,138	809,590	799,482	2,460,548	578,942	94,484	9,222,233

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$1,654,769	1,541,098	1,329,195	878,030	850,574	2,638,782	602,877	98,554	9,593,879

(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Savings	$1,501,857	1,460,541
Money market	2,395,591	2,592,523
NOW	3,425,921	3,722,198
Non-interest bearing	2,682,127	2,766,235
Certificates of deposit	680,109	692,515
Total deposits	$10,685,605	11,234,012

Note 6. Borrowed Funds
Borrowed funds at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$106,296	116,760
FHLB overnight borrowings	406,000	—
FHLB advances	551,306	510,014
Total borrowed funds	$1,063,602	626,774
At September 30, 2022, FHLB advances were at fixed rates and mature between October 2022 and July 2025, and at December 31, 2021, FHLB advances were at fixed rates with maturities between January 2022 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances and overnight borrowings at September 30, 2022 are as follows (in thousands):

2022
Due in one year or less	$544,508
Due after one year through two years	138,538
Due after two years through three years	249,260
Due after three years through four years	25,000
Thereafter	—
Total FHLB advances and overnight borrowings	$957,306

Scheduled maturities of securities sold under repurchase agreements at September 30, 2022 are as follows (in thousands):

2022
Due in one year or less	$106,296
Thereafter	—
Total securities sold under repurchase agreements	$106,296
The following tables set forth certain information as to borrowed funds for the periods ended September 30, 2022 and December 31, 2021 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
September 30, 2022
Securities sold under repurchase agreements	$120,833	114,295	0.34%
FHLB overnight borrowings	406,000	90,726	2.50
FHLB advances	625,763	458,344	0.82
December 31, 2021
Securities sold under repurchase agreements	$132,005	116,158	0.07%
FHLB overnight borrowings	—	205	0.34
FHLB advances	941,939	673,014	1.27
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At September 30, 2022 and December 31, 2021, available for sale debt securities pledged as collateral for repurchase agreements totaled $120.0 million and $136.0 million, respectively.
Interest expense on borrowings for the three and nine months ended September 30, 2022 amounted to $2.5 million and $4.8 million, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2021 amounted to $1.8 million and $7.1 million, respectively.

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

Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2022 and 2021 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	—	7	8	$—	—	21	26
Interest cost	214	198	111	106	642	594	333	318
Expected return on plan assets	(864)	(807)	—	—	(2,592)	(2,421)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	—	118	(326)	(267)	—	354	(978)	(803)
Net periodic (decrease) increase in benefit cost	$(650)	(491)	(208)	(153)	$(1,950)	(1,473)	(624)	(459)
In its consolidated financial statements for the year ended December 31, 2021, the Company previously disclosed that it does not expect to contribute to the pension plan in 2022. As of September 30, 2022, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2022 were calculated using the January 1, 2022 pension and other post-retirement benefits actuarial valuations.
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
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets (or one or more beneficial interests secured by a portfolio of prepayable financial instruments) without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non prepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same method to similar hedging strategies. Also, ASU 2022-01 expands the current model to explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items. This allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU 2022-01 also addresses questions about the types of derivatives that could be used as the hedging instrument in potential multiple-layer hedges. Under ASU 2022-01, an entity has the flexibility to use any type of derivative or combination of derivatives (e.g., spot-starting constant-notional swaps with different term lengths, a combination of spot-starting and forward-starting constant-notional swaps, amortizing-notional swaps) by applying the multiple-layer model that aligns with its risk management strategy. ASU 2022-01 expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2017-12. This standard is not expected to have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019 the Company formed, a cross-functional team to develop transition plans for the LIBOR transition to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") and no longer offers LIBOR as an option to customers. This standard is not expected to have a material impact on the Company's consolidated financial statements.

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
For the three and nine months ended September 30, 2022, the Company recorded a $1.6 million provision and a $1.8 million negative provision for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2021, the Company recorded a $980,000 and $2.2 million provision for credit losses for off-balance sheet credit exposures, respectively. The $595,000 increase in the provision for the three months ended September 30, 2022, compared to the same period in 2021, was primarily the result of the period-over-period relative change in projected loss factors. The $3.9 million decrease in the provision for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was mainly due to a decrease in the pipeline of loans approved and awaiting closing and an increase in line of credit utilization, partially offset by an increase in projected loss factors.
The allowance for credit losses for off-balance sheet credit exposures was $4.7 million and $6.5 million at September 30, 2022 and December 31, 2021, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2022 and December 31, 2021.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2022 and December 31, 2021.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2022 or December 31, 2021.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$243,389	243,389	—	—
Mortgage-backed securities	1,453,308	—	1,453,308	—
Asset-backed securities	39,744	—	39,744	—
State and municipal obligations	55,394	—	55,394	—
Corporate obligations	37,474	—	37,474	—
Total available for sale debt securities	1,829,309	243,389	1,585,920	—
Equity securities	1,059	1,059	—	—
Derivative assets	158,319	—	158,319	—
	$1,988,687	244,448	1,744,239	—

Derivative liabilities	$128,987	—	128,987	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,300	—	—	29,300
Foreclosed assets	2,053	—	—	2,053
	$31,353	—	—	31,353

	Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$196,329	196,329	—	—
Mortgage-backed securities	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	—	46,797	—
State and municipal obligations	69,707	—	69,707	—
Corporate obligations	36,187	—	36,187	—
Total available for sale debt securities	2,057,851	196,329	1,861,522	—
Equity Securities	1,325	1,325	—	—
Derivative assets	65,903	—	65,903	—
	$2,125,079	197,654	1,927,425	—

Derivative liabilities	$61,412	—	61,412	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,237	—	—	18,237
Foreclosed assets	8,731	—	—	8,731
	$26,968	—	—	26,968
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2022.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at September 30, 2022 and December 31, 2021 was $1.8 million and $27.3 million, respectively, representing cash collateral pledged to secure loan level swaps, risk participation agreements and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2022 and December 31, 2021. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$184,868	184,868	184,868	—	—
Available for sale debt securities:
U.S. Treasury obligations	243,389	243,389	243,389	—	—
Mortgage-backed securities	1,453,308	1,453,308	—	1,453,308	—
Asset-backed securities	39,744	39,744	—	39,744	—
State and municipal obligations	55,394	55,394	—	55,394	—
Corporate obligations	37,474	37,474	—	37,474	—
Total available for sale debt securities	$1,829,309	1,829,309	243,389	1,585,920	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	9,997	8,905	8,905	—	—
Mortgage-backed securities	2	2	—	2	—
State and municipal obligations	372,259	349,732	—	349,732	—
Corporate obligations	10,811	10,029	—	10,029	—
Total held to maturity debt securities, net of allowance for credit losses	$393,069	368,668	8,905	359,763	—
FHLBNY stock	55,717	55,717	55,717	—	—
Equity Securities	1,059	1,059	1,059	—	—
Loans, net of allowance for credit losses	9,957,896	9,542,609	—	—	9,542,609
Derivative assets	158,319	158,319	—	158,319	—

Financial liabilities:
Deposits other than certificates of deposits	$10,005,496	10,005,496	10,005,496	—	—
Certificates of deposit	680,109	674,933	—	674,933	—
Total deposits	$10,685,605	10,680,429	10,005,496	674,933	—
Borrowings	1,063,602	1,041,426	—	1,041,426	—
Subordinated debentures	10,442	9,688	—	9,688	—
Derivative liabilities	128,987	128,987	—	128,987	—

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712,463	712,463	712,463	—	—
Available for sale debt securities:
U.S. Treasury obligations	196,329	196,329	196,329	—	—
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,708,831	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	46,797	—	46,797	—
State and municipal obligations	69,707	69,707	—	69,707	—
Corporate obligations	36,187	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	2,057,851	196,329	1,861,522	—
Held to maturity debt securities:
Agency obligations	$9,996	9,821	9,821	—	—
Mortgage-backed securities	21	21	—	21	—
State and municipal obligations	415,699	429,552	—	429,552	—
Corporate obligations	10,434	10,315	—	10,315	—
Total held to maturity debt securities	$436,150	449,709	9,821	439,888	—
FHLBNY stock	34,290	34,290	34,290	—	—
Equity Securities	1,325	1,325	1,325	—	—
Loans, net of allowance for credit losses	9,500,884	9,607,225	—	—	9,607,225
Derivative assets	65,903	65,903	—	65,903	—

Financial liabilities:
Deposits other than certificates of deposits	$10,541,497	10,541,497	10,541,497	—	—
Certificates of deposit	692,515	694,041	—	694,041	—
Total deposits	$11,234,012	11,235,538	10,541,497	694,041	—
Borrowings	626,774	625,636	—	625,636	—
Subordinated debentures	10,283	9,750	—	9,750	—
Derivative liabilities	61,412	61,412	—	61,412	—

Note 11. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(91,930)	24,637	(67,293)	(10,765)	2,775	(7,990)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(91,930)	24,637	(67,293)	(10,765)	2,775	(7,990)
Unrealized gains (losses) on derivatives (cash flow hedges)	6,614	(1,773)	4,841	2,382	(614)	1,768
Amortization related to post-retirement obligations	(326)	90	(236)	(138)	35	(103)
Total other comprehensive loss	$(85,642)	22,954	(62,688)	(8,521)	2,196	(6,325)

	Nine months ended September 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) arising during the period	$(270,488)	72,491	(197,997)	(19,630)	5,061	(14,569)
Reclassification adjustment for gains included in net income	(58)	16	(42)	(230)	59	(171)
Total	(270,546)	72,507	(198,039)	(19,860)	5,120	(14,740)
Unrealized gains (losses) on derivatives (cash flow hedges)	23,821	(6,384)	17,437	6,959	(1,794)	5,165
Amortization related to post-retirement obligations	(978)	230	(748)	(435)	112	(323)
Total other comprehensive loss	$(247,703)	66,353	(181,350)	(13,336)	3,438	(9,898)

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax for the three months ended September 30,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Losses on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at June 30,	$(130,957)	2,469	16,689	(111,799)	16,940	(1,301)	(1,557)	14,082
Current - period other comprehensive (loss) income	(67,293)	(236)	4,841	(62,688)	(7,990)	(103)	1,768	(6,325)
Balance at September 30,	$(198,250)	2,233	21,530	(174,487)	8,950	(1,404)	211	7,757

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at December 31,	$(211)	2,981	4,093	6,863	23,690	(1,081)	(4,954)	17,655
Current - period other comprehensive (loss) income	(198,039)	(748)	17,437	(181,350)	(14,740)	(323)	5,165	(9,898)
Balance at September 30,	$(198,250)	2,233	21,530	(174,487)	8,950	(1,404)	211	7,757

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2022	2021
Details of AOCI:
Cash flow hedges:
Unrealized (gains) losses on derivatives	(1,581)	1,030	Interest expense
	424	(265)	Income tax expense
	(1,157)	765

Post-retirement obligations:
Amortization of actuarial gains	$(326)	(149)	Compensation and employee benefits (1)
	90	38	Income tax expense
Total reclassification	$(236)	(111)	Net of tax

Total reclassifications	$(1,393)	(111)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2022	2021
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(58)	(230)	Net gain on securities transactions
	16	59	Income tax expense
	(42)	(171)	Net of tax

Cash flow hedges:
Unrealized losses on derivatives	(1,077)	2,856	Interest expense
	289	(736)	Income tax expense
	(788)	2,120

Post-retirement obligations:
Amortization of actuarial gains	$(978)	(449)	Compensation and employee benefits (1)
	230	119	Income tax expense
Total reclassification	$(748)	(330)	Net of tax

Total reclassifications	$(1,578)	(501)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2022 and December 31, 2021, the Company had 164 loan related interest rate swaps with aggregate notional amounts of $2.45 billion and $2.38 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For September 30, 2022 and December 31, 2021, the Company had 12 and 13 credit derivatives, respectively, with aggregate notional amounts of $131.0 million and $144.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At September 30, 2022, the asset and liability positions of these fair value credit derivatives totaled $29,000 and $12,000, respectively, compared to $109,000 and $46,000, respectively, at December 31, 2021.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $14.2 million will be reclassified as a reduction to interest expense. At September 30, 2022, the Company had 11 outstanding interest rate derivatives with an aggregate notional amount of $460.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at September 30, 2022 and December 31, 2021 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,226,285	Other assets	$129,205	$1,226,285	Other liabilities	$129,556
Credit contracts	47,260	Other assets	29	83,772	Other liabilities	12
Total derivatives not designated as a hedging instrument			129,234			129,568

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	30,528	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			159,762			129,568

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$159,762			$129,568

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties (1)			155,553			—
Net derivatives not offset			$4,209			$129,568

	Fair Values of Derivative Instruments as of December 31, 2021
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,188,703	Other assets	$59,110	$1,188,703	Other liabilities	$60,163
Credit contracts	47,599	Other assets	109	97,213	Other liabilities	46
Total derivatives not designated as a hedging instrument			59,219			60,209

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	7,278	350,000	Other liabilities	2,263
Total gross derivative amounts recognized on the balance sheet			66,497			62,472

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$66,497			$62,472

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$18,618			$18,618
Cash collateral - institutional counterparties (1)			—			26,566
Net derivatives not offset			$47,879			$17,288
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2022 and December 31, 2021.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2022 and 2021 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2022	September 30, 2021
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$259	191
Credit contracts	Other income	(12)	(19)
Total		$247	172

Derivatives designated as a hedging instrument:
Interest rate products	Interest (income) expense	$(1,581)	1,030
Total		$(1,581)	1,030

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2022	September 30, 2021
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$702	268
Credit contracts	Other income	(47)	28
Total		$655	296

Derivatives designated as a hedging instrument:
Interest rate products	Interest (income) expense	$(1,077)	2,856
Total		$(1,077)	2,856
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
At September 30, 2022, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.

Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and nine months ended September 30, 2022, the out-of-scope revenue related to financial instruments was 81.1% and 82.6% of the Company's total revenue, compared to 81.0% and 82.0% for the three and nine months ended September 30, 2021, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,785	7,921	21,274	22,914
Insurance agency income	2,865	2,433	9,135	8,009
Banking service charges and other fees:
Service charges on deposit accounts	3,288	2,910	9,321	7,965
Debit card and ATM fees	756	913	2,372	4,789
Total banking service charges and other fees	4,044	3,823	11,693	12,754
Total in-scope non-interest income	13,694	14,177	42,102	43,677
Total out-of-scope non-interest income	14,751	9,185	27,421	22,479
Total non-interest income	$28,445	23,362	69,523	66,156
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
Note 14. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at September 30, 2022 and December 31, 2021 (in thousands):

	Classification	September 30, 2022	December 31, 2021
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$62,708	$48,808
Lease Liabilities:
Operating lease liabilities	Other liabilities	$65,300	$50,236
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
At September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.8 years and 2.57%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2022	Three months ended September 30, 2021
Lease Costs
Operating lease cost	$2,613	$2,417
Variable lease cost	667	728
Total lease cost	$3,280	$3,145

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Lease Costs
Operating lease cost	$8,006	$7,559
Variable lease cost	2,103	2,247
Total lease cost	$10,109	$9,806

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating cash flows from operating leases	$6,328	$6,861

During the nine months ended September 30, 2022, the Company added one new lease obligation related to the Company's new administrative office location in Iselin, New Jersey. The Company recorded a right-of-use asset and lease liability of $16.0 million for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2022	$2,337
2023	9,379
2024	9,347
2025	8,812
2026	7,620
Thereafter	35,708
Total future minimum lease payments	73,203
Amounts representing interest	7,903
Present value of net future minimum lease payments	$65,300

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland; any failure to realize the anticipated benefits of the transaction when expected or at all; certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities; and potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies.
In addition, the effects of the COVID-19 pandemic continue to have an uncertain impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, including potential variants, it is difficult to predict the continuing impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which remain highly uncertain, including when the pandemic will be controlled and abated, and the extent to which the economy can remain open.
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date they are made. The Company advises readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not assume any duty, and does not undertake, to update any forward-looking statements to reflect events or circumstances after the date of this statement.

Lakeland Bancorp, Inc. Merger Agreement
On September 26, 2022, the Company entered into a definitive merger agreement pursuant to which it will merge (the “merger”) with Lakeland Bancorp, Inc. ("Lakeland"), and Lakeland Bank, a wholly owned subsidiary of Lakeland, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The actual value of the Company’s common stock to be recorded as consideration in the merger will be based on the closing price of Company’s common stock at the time of the merger completion date. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares of the Company's common stock plus cash in lieu of fractional shares. The merger is expected to close in the second quarter of 2023, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of both companies.
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
The calculation of the allowance for credit losses is a critical accounting policy of the Company. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PDR”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviates from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2022, the portfolio and class segments for the Company’s loan portfolio were:
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
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of COVID-19 continues, the effectiveness of medical advances, government programs and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2022 or December 31, 2021.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
Total assets at September 30, 2022 were $13.60 billion, a $177.4 million decrease from December 31, 2021. The decrease in total assets was primarily due to a $527.6 million decrease in cash and cash equivalents and a $250.5 million decrease in total investments, partially offset by a $464.9 million increase in total loans.
The Company’s loan portfolio increased $464.9 million to $10.05 billion at September 30, 2022, from $9.58 billion at December 31, 2021. For the nine months ended September 30, 2022, loan funding, including advances on lines of credit, totaled $3.05 billion, compared with $2.54 billion for the same period in 2021. Total PPP loans outstanding, which are included in total commercial loans, decreased $89.3 million to $5.6 million at September 30, 2022, from $94.9 million at December 31, 2021. Excluding the decrease in PPP loans, during the nine months ended September 30, 2022, the Company experienced net increases of $410.2 million in commercial mortgage loans, $114.0 million in multi-family loans and $91.0 million in commercial loans, partially offset by net decreases in residential mortgage, construction and consumer loans of $33.3 million $16.4 million and $10.9 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 85.2% of the loan portfolio at September 30, 2022, compared to 84.1% at December 31, 2021.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $191.6 million and $105.6 million, respectively, at September 30, 2022, compared to $167.1 million and $78.5 million, respectively, at December 31, 2021. No SNC relationships were 90 days or more delinquent at September 30, 2022.
The Company had outstanding junior lien mortgages totaling $138.7 million at September 30, 2022. Of this total, three loans totaling $124,200 were 90 days or more delinquent with an allowance for credit losses of $2,300.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Mortgage loans:
Residential	$3,120	6,072
Commercial	35,352	16,887
Multi-family	1,583	439
Construction	1,878	2,365
Total mortgage loans	41,933	25,763
Commercial loans	17,181	20,582
Consumer loans	387	1,682
Total non-performing loans	59,501	48,027
Foreclosed assets	2,053	8,731
Total non-performing assets	$61,554	56,758
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Mortgage loans:
Residential	$302	1,131
Commercial	—	3,960
Total mortgage loans	302	5,091
Commercial loans	1,135	1,289
Consumer loans	379	228
Total 60-89 day delinquent loans	$1,816	6,608
At September 30, 2022, the Company’s allowance for credit losses related to the loan portfolio was 0.88% of total loans, compared to 0.84% at December 31, 2021 and September 30, 2021, respectively. The Company recorded a provision for credit losses on loans of $8.4 million and $5.0 million for the three and nine months ended September 30, 2022, compared with a provision of $1.0 million and a negative provision of $24.7 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, the Company had net recoveries of $1.2 million and $2.9 million, respectively, compared to net charge-offs of $1.9 million and net recoveries of $3.3 million, respectively, for the same periods in 2021. The allowance for credit losses increased $7.9 million to $88.6 million at September 30, 2022 from $80.7 million at December 31, 2021. The increase in the period-over-period provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year period, combined with the current weakening economic forecast and an increase in total loans outstanding.
Total non-performing loans were $59.5 million, or 0.59% of total loans at September 30, 2022, compared to $48.0 million, or 0.50% of total loans at December 31, 2021. The $11.5 million increase in non-performing loans consisted of an $18.5 million increase in non-performing commercial mortgage loans, partially offset by a $3.4 million decrease in non-performing commercial loans, a $3.0 million decrease in non-performing residential mortgage loans, a $1.3 million decrease in non-performing consumer loans and a $487,000 decrease in non-performing construction loans.
At September 30, 2022 and December 31, 2021, the Company held foreclosed assets of $2.1 million and $8.7 million, respectively. During the nine months ended September 30, 2022, there were four additions to foreclosed assets with an aggregate carrying value of $1.1 million, three properties sold with an aggregate carrying value of $7.6 million and a valuation charge of $200,000. Foreclosed assets at September 30, 2022 consisted primarily of commercial real estate. Total non-performing assets at September 30, 2022 increased $4.8 million to $61.6 million, or 0.45% of total assets, from $56.8 million, or 0.41% of total assets at December 31, 2021.
Cash and cash equivalents were $184.9 million at September 30, 2022, a $527.6 million decrease from December 31, 2021, primarily due to the reinvestment of excess liquidity into higher yielding loans, combined with a decrease in short term investments.

Total investments were $2.28 billion at September 30, 2022, a $250.5 million decrease from December 31, 2021. This decrease was primarily due to an increase in unrealized losses on available for sale debt securities, repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits decreased $548.4 million during the nine months ended September 30, 2022, to $10.69 billion. Total savings and demand deposit accounts decreased $536.0 million to $10.01 billion at September 30, 2022, while total time deposits decreased $12.4 million to $680.1 million at September 30, 2022. The decrease in savings and demand deposits was largely attributable to a $296.3 million decrease in interest bearing demand deposits, as the Company shifted $360.0 million of brokered demand deposits into lower-costing Federal Home Loan Bank of New York ("FHLB") borrowings, a $196.9 million decrease in money market deposits and an $84.1 million decrease in non-interest bearing demand deposits, partially offset by a $41.3 million increase in savings deposits. The decrease in time deposits was primarily due to maturities of longer-term retail time deposits, partially offset by the inflow of brokered time deposits.
Borrowed funds increased $436.8 million during the nine months ended September 30, 2022, to $1.06 billion. The increase in borrowings was largely due to the maturity and replacement of brokered deposits into lower-costing FHLB borrowings. Borrowed funds represented 7.8% of total assets at September 30, 2022, an increase from 4.5% at December 31, 2021.
Stockholders’ equity decreased $146.1 million during the nine months ended September 30, 2022, to $1.55 billion, primarily due to an increase in unrealized losses on available for sale debt securities, dividends paid to stockholders and common stock repurchases, partially offset by net income earned for the period. For the nine months ended September 30, 2022, common stock repurchases totaled 2,045,037 shares at an average cost of $23.23 per share, of which 17,746 shares, at an average cost of $23.52 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2022, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY and approved broker-dealers.
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

At September 30, 2022, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2022
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$526,697	4.00%	$526,697	4.00%	$1,222,092	9.28%
Common equity Tier 1 risk-based capital	525,767	4.50	817,860	7.00	1,222,092	10.46
Tier 1 risk-based capital	701,023	6.00	993,116	8.50	1,222,092	10.46
Total risk-based capital	934,697	8.00	1,226,790	10.50	1,302,104	11.14

Company:
Tier 1 leverage capital	$526,913	4.00%	$526,913	4.00%	$1,288,635	9.78%
Common equity Tier 1 risk-based capital	526,004	4.50	818,228	7.00	1,275,748	10.91
Tier 1 risk-based capital	701,338	6.00	993,562	8.50	1,288,635	11.02
Total risk-based capital	935,117	8.00	1,227,342	10.50	1,368,647	11.71
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
General. The Company reported net income of $43.4 million, or $0.58 per basic and diluted share for the three months ended September 30, 2022, compared to net income of $37.3 million, or $0.49 per basic and diluted share, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company reported net income of $126.6 million, or $1.69 per basic share and diluted share, compared to net income of $130.6 million, or $1.71 per basic share and $1.70 per diluted share, for the nine months ended September 30, 2021. Current quarter earnings were impacted by $2.9 million of non-tax deductible transaction costs related to the pending merger with Lakeland that was announced on September 27, 2022.
Net Interest Income. Total net interest income increased $18.3 million to $109.5 million for the three months ended September 30, 2022, from $91.2 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, total net interest income increased $31.4 million to $303.5 million, from $272.1 million for the same period in 2021. Interest income for the three months ended September 30, 2022 increased $22.1 million to $121.7 million, from $99.6 million for the same period in 2021. For the nine months ended September 30, 2022, interest income increased $28.3 million to $329.0 million, from $300.7 million for the nine months ended September 30, 2021. Interest expense increased $3.9 million to $12.2 million for the three months ended September 30, 2022, from $8.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest expense decreased $3.0 million to $25.5 million, from $28.5 million for the nine months ended September 30, 2021. The increase in net interest income for the three months ended September 30, 2022, was largely due to the period over period increase in the net interest margin resulting from the favorable repricing of adjustable rate loans and the reinvestment of cash flows from investment securities into higher-yielding loans. This was partially offset by the more modest unfavorable repricing of interest-bearing liabilities. For the three months ended September 30, 2022, fees related to the forgiveness of PPP loans decreased $2.4 million to $100,000, compared to $2.5 million for the three months ended September 30, 2021. The increase in net interest income for the nine months ended September 30, 2022, was primarily driven by the favorable repricing of adjustable rate loans and an increase in rates on new loan originations. Net interest income was further enhanced by growth in lower-costing core and non-interest bearing deposits and increases in available for sale debt securities and total loans outstanding. This was partially offset by a reduction in fees related to the forgiveness of PPP loans. For the nine months ended September 30, 2022, fees related to the forgiveness of PPP loans decreased $7.9 million to $1.4 million, compared to $9.3 million for the nine months ended September 30, 2021.
The net interest margin increased 57 basis points to 3.51% for the quarter ended September 30, 2022, compared to 2.94% for the quarter ended September 30, 2021. The weighted average yield on interest-earning assets increased 69 basis points to 3.90% for the quarter ended September 30, 2022, compared to 3.21% for the quarter ended September 30, 2021, while the weighted average cost of interest bearing liabilities increased 17 basis points for the quarter ended September 30, 2022 to 0.54%, compared to the quarter ended September 30, 2021. The average cost of interest bearing deposits for the quarter ended

September 30, 2022 was 0.47%, compared to 0.30% for the same period last year. Average non-interest bearing demand deposits totaled $2.75 billion for the quarter ended September 30, 2022, compared to $2.55 billion for the quarter ended September 30, 2021. The average cost of total deposits, including non-interest bearing deposits, was 0.35% for the quarter ended September 30, 2022, compared with 0.23% for the quarter ended September 30, 2021. The average cost of borrowed funds for the quarter ended September 30, 2022 was 1.11%, compared to 1.08% for the same period last year.
For the nine months ended September 30, 2022, the net interest margin increased 25 basis points to 3.24%, compared to 2.99% for the nine months ended September 30, 2021. The weighted average yield on interest earning assets increased 20 basis points to 3.51% for the nine months ended September 30, 2022, compared to 3.31% for the nine months ended September 30, 2021, while the weighted average cost of interest bearing liabilities decreased five basis points to 0.38% for the nine months ended September 30, 2022, compared to 0.43% for the same period last year. The average cost of interest bearing deposits decreased one basis point to 0.33% for the nine months ended September 30, 2022, compared to 0.34% for the same period last year. Average non-interest bearing demand deposits totaled $2.77 billion for the nine months ended September 30, 2022, compared with $2.47 billion for the nine months ended September 30, 2021. The average cost of total deposits, including non-interest bearing deposits, was 0.25% for the nine months ended September 30, 2022, compared with 0.26% for the nine months ended September 30, 2021. The average cost of borrowings for the nine months ended September 30, 2022 was 0.97%, compared to 1.13% for the same period last year.
Interest income on loans secured by real estate increased $17.8 million to $80.3 million for the three months ended September 30, 2022, from $62.5 million for the three months ended September 30, 2021. Commercial loan interest income increased $747,000 to $25.2 million for the three months ended September 30, 2022, from $24.5 million for the three months ended September 30, 2021. Consumer loan interest income increased $440,000 to $3.8 million for the three months ended September 30, 2022, from $3.3 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the average balance of total loans increased $475.8 million to $9.91 billion, compared to the same period in 2021. The average yield on total loans for the three months ended September 30, 2022, increased 61 basis points to 4.38%, from 3.77% for the same period in 2021.
Interest income on loans secured by real estate increased $25.8 million to $213.2 million for the nine months ended September 30, 2022, from $187.4 million for the nine months ended September 30, 2021. Commercial loan interest income decreased $5.4 million to $70.4 million for the nine months ended September 30, 2022, from $75.8 million for the nine months ended September 30, 2021. Consumer loan interest income increased $19,000 to $10.3 million for the nine months ended September 30, 2022, from $10.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the average balance of total loans was $9.69 billion, compared with $9.58 billion for the same period in 2021. The average yield on total loans for the nine months ended September 30, 2022, increased 23 basis points to 4.01%, from 3.78% for the same period in 2021.
Interest income on held to maturity debt securities decreased $222,000 to $2.4 million for the three months ended September 30, 2022, compared to the same period last year. Average held to maturity debt securities decreased $33.1 million to $399.4 million for the three months ended September 30, 2022, from $432.5 million for the same period last year. Interest income on held to maturity debt securities decreased $621,000 to $7.5 million for the nine months ended September 30, 2022, compared to the same period in 2021. Average held to maturity debt securities decreased $27.1 million to $413.1 million for the nine months ended September 30, 2022, from $440.3 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $3.7 million to $9.6 million for the three months ended September 30, 2022, from $5.9 million for the three months ended September 30, 2021. The average balance of available for sale debt securities and FHLBNY stock increased $320.6 million to $2.00 billion for the three months ended September 30, 2022, compared to the same period in 2021. Interest income on available for sale debt securities and FHLBNY stock increased $8.8 million to $26.0 million for the nine months ended September 30, 2022, from $17.2 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $626.5 million to $2.07 billion for the nine months ended September 30, 2022.
The average yield on total securities increased to 2.36% for the three months ended September 30, 2022, compared with 1.32% for the same period in 2021. For the nine months ended September 30, 2022, the average yield on total securities increased to 1.72%, compared with 1.47% for the same period in 2021.
Interest expense on deposit accounts increased $3.3 million to $9.6 million for the three month ended September 30, 2022, compared with $6.3 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest expense on deposit accounts decreased $173,000 to $20.3 million, from $20.5 million for the same period last year. The average cost of interest bearing deposits increased to 0.47% and decreased to 0.33% for the three and nine months ended September 30, 2022, respectively, from 0.30% and 0.34% for the three and nine months ended September 30, 2021, respectively. The average balance of interest bearing core deposits for the three months ended September 30, 2022 increased $13.4 million to $7.42 billion. For the nine months ended September 30, 2022, average interest bearing core deposits increased $563.2 million, to $7.62 billion, from $7.06 billion for the same period in 2021. Average time deposit account balances decreased $135.3 million to $669.6 million for the three months ended September 30, 2022, from $804.9 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, average time deposit account balances decreased $232.5 million to $681.8 million, from $914.3 million for the same period in 2021.
Interest expense on borrowed funds increased $750,000 to $2.5 million for the three months ended September 30, 2022, from $1.8 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest expense on borrowed funds decreased $2.3 million to $4.8 million, from $7.1 million for the nine months ended September 30, 2021. The average cost of borrowings increased to 1.11% for the three months ended September 30, 2022, from 1.08% for the three months ended September 30, 2021. The average cost of borrowings decreased to 0.97% for the nine months ended September 30, 2022, from 1.13% for the same period last year. Average borrowings increased $256.4 million to $908.8 million for the three months ended September 30, 2022, from $652.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, average borrowings decreased $180.9 million to $663.4 million, compared to $844.2 million for the nine months ended September 30, 2021.
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
The Company recorded an $8.4 million and $5.0 million provision for credit losses on loans for the three and nine months ended September 30, 2022, respectively, compared with a provision of $1.0 million and a negative provision of $24.7 million for the three and nine months ended September 30, 2021, respectively. The provision for credit losses in the quarter was largely a function of a weakening economic forecast, combined with additional specific reserves on impaired commercial loans of $2.4 million. The increase in the period-over-period provision for credit losses for the nine months ended September 30, 2022 was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year period, combined with the current weakening economic forecast and an increase in total loans outstanding.
Non-Interest Income. Non-interest income totaled $28.4 million for the quarter ended September 30, 2022, an increase of $5.1 million, compared to the same period in 2021. Other income increased $6.2 million to $10.4 million for the three months ended September 30, 2022, compared to the quarter ended September 30, 2021, primarily due to an $8.6 million gain realized on the sale of a foreclosed commercial office property to a purchaser who intends to reposition the property to industrial use in the current quarter, partially offset by the prior year $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of Tirschwell & Loewy, Inc. ("T&L"). Additionally, insurance agency income increased $432,000 to $2.9 million for the three months ended September 30, 2022, compared to the quarter ended September 30, 2021, largely due to strong retention revenue. Partially offsetting these increases in non-interest income, wealth management income decreased $1.1 million to $6.8 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in the market value of assets under management, while BOLI income decreased $643,000 compared to the quarter ended September 30, 2021, to $1.2 million for the three months ended September 30, 2022, primarily due to a benefit claim recognized in the prior year.
For the nine months ended September 30, 2022, non-interest income totaled $69.5 million, an increase of $3.4 million, compared to the same period in 2021. Other income increased $7.1 million to $13.5 million for the nine months ended September 30, 2022, compared to $6.4 million for the same period in 2021, primarily due to an $8.6 million gain realized on the sale of a foreclosed commercial office property to a purchaser who intends to reposition the property to industrial use and an increase in fees on loan-level interest rate swap transactions, partially offset by income recognized from a $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of T&L which was recorded in the prior year. Insurance agency income increased $1.1 million to $9.1 million for the nine months ended September 30, 2022, compared to $8.0 million for the same period in 2021, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases to non-interest income, BOLI income decreased $2.0 million to $4.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in benefit claims recognized and lower equity valuations. Wealth management income decreased $1.6 million to $21.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in the market value of assets under management, partially offset by new business generation. Additionally, fee income decreased $1.1 million to $21.5 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in debit card revenue, which was curtailed by the Durbin amendment beginning July 1, 2021, partially offset by an increase in deposit related fees.
Non-Interest Expense. For the three months ended September 30, 2022, non-interest expense totaled $69.4 million, an increase of $6.0 million, compared to the three months ended September 30, 2021. Other operating expenses increased $3.3 million to $12.2 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to $2.9 million of transaction costs related to the recently announced pending merger with Lakeland. Data processing expense increased $772,000 to $5.6 million for the three months ended September 30, 2022, compared to the same period in 2021 largely due to increases in software subscription expense and online banking costs. Credit loss expense for off-balance sheet credit exposures increased $595,000 to $1.6 million for the three months ended September 30, 2022, compared to a $980,000 for the same period in 2021. The increase in the provision was primarily the result of the period-over-period relative change in projected loss factors. Additionally, compensation and benefits expense increased $525,000 to $38.1 million for three months ended September 30, 2022, compared to $37.6 million for the same period in 2021. The increase was principally due to increases in salary expense and stock-based compensation, partially offset by a decrease in the accrual for incentive compensation. Net occupancy expenses increased $502,000 to $8.5 million for the three months ended September 30, 2022, compared to the same period in 2021, largely due to increases in maintenance, depreciation and rent expenses.
Non-interest expense totaled $195.2 million for the nine months ended September 30, 2022, an increase of $7.2 million, compared to $188.0 million for the nine months ended September 30, 2021. Compensation and benefits expense increased $4.8 million to $112.6 million for the nine months ended September 30, 2022, compared to $107.7 million for the nine months ended September 30, 2021, primarily due to increases in stock-based compensation and salary expense, partially offset by a decreases in the accrual for incentive compensation and post-retirement benefit expenses. Other operating expense increased $3.3 million to $31.4 million for the nine months ended September 30, 2022, compared to $28.0 million for the nine months ended September 30, 2021, primarily due to $2.9 million of transaction costs related to the recently announced pending merger with Lakeland and valuation charges on foreclosed real estate. Data processing expense increased $1.9 million to $16.6 million for the nine months ended September 30, 2022, mainly due to an increase in software subscription expenses. Additionally, net occupancy expense increased $1.1 million to $26.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, mainly due to increases in rent, depreciation and maintenance expenses. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures decreased $3.9 million to a negative provision of $1.8 million for the nine months ended September 30, 2022, compared to a $2.2 million provision for the same period last year. The decrease was primarily the result of a decrease in the pipeline of loans approved and awaiting closing and an increase in line of credit utilization, partially offset by an increase in projected loss factors.
Income Tax Expense. For the three months ended September 30, 2022, the Company’s income tax expense was $16.7 million with an effective tax rate of 27.7%, compared with income tax expense of $12.9 million with an effective tax rate of 25.7% for the three months ended September 30, 2021. The increase in tax expense for the three months ended September 30, 2022, compared with the same period last year was largely the result of an increase in taxable income, while the increase in the effective tax rate for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, was largely due to non-deductible merger related transaction costs of $2.9 million recognized in the current quarter and an increase in the proportion of income derived from taxable sources.
For the nine months ended September 30, 2022, the Company's income tax expense was $46.2 million with an effective tax rate of 26.7%, compared with $44.4 million with an effective tax rate of 25.4% for the nine months ended September 30, 2021. The increase in tax expense for the nine months ended September 30, 2022, compared with the same period last year was largely the result of an increase in taxable income, while the increase in the effective tax rate for the nine months ended September 30, 2022, compared with the prior year was largely due to non-deductible merger related transaction costs of $2.9 million recognized in the current period and an increase in the proportion of income derived from taxable sources.

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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2022 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$459,444	$(5,259)	(1.1)%
Static	464,703	—	—
+100	469,235	4,532	1.0
+200	473,394	8,691	1.9
+300	477,425	12,722	2.7
The interest rate risk position of the Company remains moderately asset-sensitive notwithstanding the deployment of excess cash into fixed rate longer duration assets, including investment securities and loans. As a result, the preceding table indicates that, as of September 30, 2022, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 2.7%, or $12.7 million. In the event of a 100 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.1%, or $5.3 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of

September 30, 2022 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$2,262,024	$(10,705)	(0.5)%	16.3%	(3.2)%
Flat	2,272,729	—	—	16.8	—
+100	2,329,654	56,925	2.5	17.7	5.0
+200	2,353,262	80,533	3.5	18.3	8.7
+300	2,374,576	101,847	4.5	18.9	12.3
The preceding table indicates that as of September 30, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 4.5%, or $101.8 million. If rates were to decrease 100 basis points, the present value of equity would decrease 0.5%, or $10.7 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2021, have been supplemented by the Company for the quarter ended September 30, 2022 as follows:
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company that results from the merger of the Company and Lakeland.
Before the merger of the Company and Lakeland (the “merger”) and the subsequent merger of Lakeland Bank with and into Provident Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the New Jersey Department of Banking and Insurance (the “NJDOBI”) and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each company. These approvals could be delayed or not obtained at all, including due to an adverse development in either company’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement between the Company and Lakeland. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the companies’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither the Company nor Lakeland, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
Failure to complete the merger could negatively impact the Company.
If the merger is not completed for any reason, including as a result of the Company’s stockholders or Lakeland’s shareholders failing to approve certain matters in connection with the merger at each company’s respective special meeting, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $50 million to Lakeland.
Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.
The current volatile interest rate environment may adversely impact the fair value adjustments of investments and loans acquired in the merger.
Upon the closing of the merger, we will need to adjust the fair value of Lakeland’s investment and loan portfolios. The rising interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn back period, and negatively impacting the Company’s capital ratios, which may result in the Company taking steps to strengthen its capital position.
Combining the Company and Lakeland may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Lakeland. To realize the anticipated benefits and cost savings from the merger, the Company and Lakeland must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Lakeland are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
The Company and Lakeland have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of the Company and Lakeland. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The combined company may be unable to retain personnel of the Company and/or Lakeland successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company and Lakeland. It is possible that these employees may decide not to remain with the Company or Lakeland, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Lakeland are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Lakeland could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Lakeland also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Lakeland. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The Company has incurred and is expected to incur substantial costs related to the merger and integration.
The Company has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the merger is completed.
Stockholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.
Stockholders may bring claims in connection with the proposed merger and, among other remedies, may seek damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Lakeland from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to the Company, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of the Company. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of the Company, or the business operations of the Company are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of the Company and Lakeland may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and regulators may impose additional requirements on the Company or Lakeland that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Company’s stockholders and Lakeland’s shareholders of certain matters relating to the merger at each company’s respective special meeting; (ii) authorization for listing on the New York Stock Exchange of the shares of the Company’s common stock to be issued in the merger, subject to official notice of issuance, (iii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the FDIC and the NJDOBI; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement in respect of the bank merger.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite stockholder and shareholder approvals, or the Company or Lakeland may elect to terminate the merger agreement in certain other circumstances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2022 through July 31, 2022	351	$22.90	351	1,136,644
August 1, 2022 through August 31, 2022	1,938	23.99	1,938	1,134,706
September 1, 2022 through September 30, 2022	—	—	—	1,134,706
Total	2,289	23.82	2,289
(1) On December 28, 2021, the Company’s Board of Directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2022	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2022	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer