Form 10-K
period 2022-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2023-03-01
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    Yes  ☐    No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2023, there were 83,209,012 issued and 75,325,206 outstanding shares of the Registrant’s Common Stock, including 94,533 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2022, as quoted by the NYSE, was approximately $1.67 billion.

Auditor Name: KPMG LLP	Auditor Location: Short Hills, New Jersey	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant (Part III).

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland Bancorp, Inc.; any failure to realize the anticipated benefits of the transaction when expected or at all; certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities; and potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies.
In addition, the effects of the COVID-19 pandemic continue to have an uncertain impact on the Company, its customers and the communities it serves. Given its dynamic nature, including potential variants, it is difficult to predict the continuing impact of the pandemic on the Company's business, financial condition or results of operations. The extent of such impact will depend on future developments, which remain uncertain.
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
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included purchased credit deteriorated ("PCD") loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of Provident Protection Plus, Inc., formerly SB One Insurance Agency, Inc., allowed the Company to expand its products offerings to its customers to include an array of commercial and personal lines of insurance.
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
On September 26, 2022, the Company, NL 239 Corp., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Lakeland Bancorp, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Provident and Lakeland have agreed to combine their respective businesses.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland (“Lakeland Bank”), will merge with and into Provident Bank, a New Jersey state-chartered savings bank and a wholly owned subsidiary of the Company (“Provident Bank”), with Provident Bank as the surviving bank (the “bank merger” and, together with the merger and the holdco merger, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own. Based on the closing price of the Company’s common stock on the New York Stock Exchange on September 26, 2022, the last trading day before the public announcement of the merger, the exchange ratio represented approximately $19.27 in value for each share of Lakeland common stock, representing a merger consideration of approximately $1.3 billion on an aggregate basis.
The Company has received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland has received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. The completion of the merger remains subject to receipt of the requisite bank regulatory approvals and other customary closing conditions.
Capital Management. During 2022, the Company paid cash dividends totaling $72.0 million and repurchased 2,045,762 shares of its common stock at an average cost of $23.23 per share, which totaled $47.5 million. At December 31, 2022, 1.1 million shares remained eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2022 under current regulatory standards.
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
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank invests in mortgage-backed securities and other permissible investments. Also, the Bank provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance brokerage services through its wholly owned subsidiary, Provident Protection Plus, Inc.
The following are highlights of Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank continues to emphasize the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one-to four-

family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four-family residential mortgage loans.
Asset Quality. As of December 31, 2022, non-performing assets were $60.6 million or 0.44% of total assets, compared to $56.8 million or 0.41% of total assets at December 31, 2021. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $9.81 billion at December 31, 2022, representing 92.9% of total deposits, compared with $10.54 billion, or 93.8% of total deposits at December 31, 2021. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate increased non-interest income. In addition to traditional depository and lending fees, the Bank generates non-interest income from investment, insurance, wealth and asset management services it offers to generate non-interest income. Total non-interest income was $87.8 million for the year ended December 31, 2022, compared with $86.8 million for the year ended December 31, 2021, of which fee income and wealth management income were $28.1 million and $27.9 million, respectively, for the year ended December 31, 2022, compared with $30.0 million and $30.8 million, respectively, for the year ended December 31, 2021.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings and brokered demand deposits. At December 31, 2022, 59.37% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2022, the Bank’s securities portfolio totaled $2.26 billion and had an expected average life of 5.82 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, New Jersey, and each maintain administrative offices in Iselin, New Jersey. At December 31, 2022, the Bank operated a network of 95 full-service banking offices throughout fourteen counties in northern and central New Jersey, as well as three counties in Pennsylvania and two counties in New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Nassau and Queens County, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.4 million, which was 79.7% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.3% of that state’s total population. The Bank's New York market area has a population of approximately 3.7 million, which was 18.8% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 3.4% at December 31, 2022, a decrease from 6.3% at December 31, 2021. The unemployment rate in Pennsylvania was 3.9% at December 31, 2022, a decrease from 5.4% at December 31, 2021. The unemployment rate in New York was 4.3% at December 31, 2022, a decrease from 6.2% at December 31, 2021.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 2.57%, 0.90% and 0.07% share of bank deposits as of June 30, 2022, respectively, the latest date for which statistics are available.
COMPETITION
The Bank faces significant competition in originating and retaining loans and attracting deposits as its market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies, online lenders and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits comes from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. The Bank also faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
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
The Bank has historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential rental and industrial projects, that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews, and to review all construction advances made against work in place, and a limitation on how and when loan proceeds are advanced. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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
Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio by type (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for credit losses) at the dates indicated. The allowance for credit losses for 2022, 2021 and 2020 were based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year's credit losses were based upon the incurred loss methodology:

	At December 31,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,177,698	11.59%	$1,202,638	12.66%	$1,294,702	13.32%	$1,078,227	14.82%	$1,100,009	15.29%
Commercial mortgage loans	4,316,185	42.48	3,827,370	40.28	3,458,666	35.58	2,578,477	35.43	2,299,417	31.96
Multi-family mortgage loans	1,513,818	14.90	1,364,397	14.36	1,484,515	15.27	1,225,675	16.84	1,339,800	18.62
Construction loans	715,494	7.04	683,166	7.19	541,939	5.57	429,812	5.91	388,999	5.41
Total mortgage loans	7,723,195	76.01	7,077,571	74.49	6,779,822	69.74	5,312,191	73.00	5,128,225	71.28
Commercial loans	2,233,670	21.98	2,188,866	23.04	2,567,470	26.41	1,634,759	22.46	1,695,148	23.56
Consumer loans	304,780	3.00	327,442	3.45	492,566	5.07	391,360	5.38	431,428	6.00
Total gross loans	10,261,645	100.99	9,593,879	100.98	9,839,858	101.22	7,338,310	100.84	7,254,801	100.84
Premiums on purchased loans	1,380	0.01	1,451	0.02	1,566	0.02	2,474	0.02	3,243	0.04
Unearned discounts	—	—	(6)	—	(12)	—	(26)	—	(33)	—
Net deferred fees	(14,142)	(0.14)	(13,700)	(0.15)	(18,522)	(0.20)	(7,873)	(0.10)	(7,423)	(0.11)
Total loans	10,248,883	100.86	9,581,624	100.85	9,822,890	101.04	7,332,885	100.76	7,250,588	100.77
Allowance for credit losses	(88,023)	(0.86)	(80,740)	(0.85)	(101,466)	(1.04)	(55,525)	(0.76)	(55,562)	(0.77)
Total loans, net	$10,160,860	100.00%	$9,500,884	100.00%	$9,721,424	100.00%	$7,277,360	100.00%	$7,195,026	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2022, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$2,079	$5,848	$11,288	$95,999	$435,989	$626,495	$1,177,698
Commercial mortgage loans	351,181	637,477	961,714	1,832,182	356,934	176,697	4,316,185
Multi-family mortgage loans	105,434	210,038	285,588	698,109	116,535	98,114	1,513,818
Construction loans	213,186	377,321	—	92,264	32,723	—	715,494
Total mortgage loans	671,880	1,230,684	1,258,590	2,718,554	942,181	901,306	7,723,195
Commercial loans	304,547	368,659	397,199	821,144	215,706	126,415	2,233,670
Consumer loans	17,799	4,620	15,468	57,410	142,098	67,385	304,780
Total gross loans	$994,226	$1,603,963	$1,671,257	$3,597,108	$1,299,985	$1,095,106	$10,261,645

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2022 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	( In thousands)
Residential mortgage loans	$999,603	$176,016	$1,175,619
Commercial mortgage loans	1,869,277	2,095,727	3,965,004
Multi-family mortgage loans	457,137	951,247	1,408,384
Construction loans	63,906	438,402	502,308
Total mortgage loans	3,389,923	3,661,392	7,051,315
Commercial loans	667,541	1,261,582	1,929,123
Consumer loans	172,656	114,325	286,981
Total loans	$4,230,120	$5,037,299	$9,267,419

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2022, $1.18 billion or 11.6% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 85.1% were fixed-rate and 14.9% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2022, no residential real estate loans originated were sold into the secondary market.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $35.7 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $75.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings and retail and industrial properties. Commercial real estate loans were 42.5% of the total loan portfolio at December 31, 2022. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in New Jersey, New York and Pennsylvania.

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
The Bank’s largest commercial mortgage loan as of December 31, 2022 was a $38.5 million loan secured by a first leasehold mortgage lien on two adjacent industrial warehouse buildings totaling 675 million square feet located in Aberdeen, Maryland. The properties are 100% leased to two large investment grade tenants. This refinance was for an existing sponsor client that is a large real estate investment group based in New York City that specializes in the purchase of warehouse distribution facilities located in the Northeast and Midwest. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2022. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”.)
Multi-family Loans. The Bank underwrites loans secured by multi-family properties that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Multi-family loans were 14.9% of the total loan portfolio at December 31, 2022. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2022 was a $38.7 million loan secured by a first leasehold mortgage lien on a 129-unit, six-story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2022. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.

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
The Bank’s largest construction loan at December 31, 2022 was a $45.5 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 165-unit, multi-family luxury apartment complex in Wilmington, Delaware. The loan had an outstanding balance of $14.4 million at December 31, 2022. This loan closed in 2022 with construction completion and lease-up expected by the end of 2023. The project sponsor is an experienced and long standing real estate owner and developer based in Pennsylvania with a successful track record in the development and management of commercial real estate and is an existing client. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Credit Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2022.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 22.0% of the total loan portfolio at December 31, 2022. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.
The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank has “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. Eligibility ended for this program on May 2021. PPP loans are included in our commercial loan portfolio. During the program, the Company secured 2,067 PPP loans for its customers totaling $682.0 million. As of December 31, 2022, 2,053 PPP loans totaling $679.2 million secured for customers were forgiven or paid off. The balance of PPP loans at December 31, 2022 was $2.8 million.

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
The Bank’s largest commercial loan commitment as of December 31, 2022 was a $60.0 million working capital line of credit to a large New Jersey based automobile leasing company. The loan, which was originated in late 2021, has a four-year term and is secured by lease contracts and the underlying vehicles. Funding is limited to the aggregate net book value of eligible leases pledged at any time. The loan has a risk rating of “3” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “allowance for credit losses” in the “Asset Quality” section). At December 31, 2022, there was no outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 3.0% of the total loan portfolio at December 31, 2022. Home equity loans and home equity lines of credit constituted 93.9% of the consumer loan portfolio and indirect marine loans constituted 0.6% of the consumer loan portfolio at December 31, 2022. The remaining 5.5% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational and marine vehicle loans. The Bank no longer purchases or originates indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first-lien) basis. At December 31, 2022, first-lien home equity loans outstanding totaled $148.6 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2022 were $302.0 million and $100.4 million, respectively, representing utilization rate of 33.3%.
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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Originations:
Residential mortgage	$128,417	$240,231	$284,207
Commercial mortgage	1,100,698	885,051	720,416
Multi-family mortgage	148,979	169,912	233,944
Construction	536,414	495,386	391,268
Commercial	1,922,693	1,620,114	1,764,099
Consumer	106,883	108,574	101,596
Subtotal of loans originated	3,944,084	3,519,268	3,495,530
Loans purchased	6,971	5,230	—
Total loans originated and purchased	$3,951,055	$3,524,498	$3,495,530

Loans acquired at fair value in acquisition	$—	—	1,766,115

Loans sold	44,006	47,675	87,413

Repayments:
Residential mortgage	159,292	305,008	290,908
Commercial mortgage	591,904	616,310	57,358
Multi-family mortgage	120,549	356,813	484,404
Construction	370,721	275,673	108,873
Commercial	1,866,390	1,977,290	1,447,267
Consumer	128,981	163,644	214,248
Total repayments	$3,237,837	$3,694,738	$2,603,058
Total reductions	3,281,843	3,742,413	2,690,471
Other items, net(1)	(1,953)	(23,351)	(81,169)
Net increase (decrease)	$667,259	$(241,266)	$2,490,005

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
The largest individual lending authority is $15.0 million for unsecured loans and $20.0 million for secured loans, which is only available to the Chief Executive Officer, the Chief Lending Officer and the Chief Credit Officer. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of nine senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Administrative Officer, the Director of Credit Risk and the Lending Chief of Staff.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Lending Chief of Staff or the Department Manager of the lending department responsible for the underlying loan, if it is within their approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Risk Committee of the Board of Directors on a quarterly basis, or more frequently if necessary.
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
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2022, the regulatory lending limit was $234.8 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to 80% of regulatory lending limit for commercial real estate loans and 50% of regulatory lending limit for commercial and industrial loans. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2022, the Bank’s largest group exposure with an individual borrower and its related entities was $135.1 million. This group exposure consisted of three multi-family commercial real estate loans totaling $45.9 million, secured by three properties in Delaware, two construction loans totaling $87.5 million, secured by two multi-family properties in Delaware and Pennsylvania, and $1.7 million in interest rate swap exposure. The loans have an average risk rating of “4”. The borrower, headquartered in Pennsylvania, is an experienced real estate owner and developer in the states of Delaware and Pennsylvania. As of December 31, 2022, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2022, the Bank had $2.63 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. The majority of our deferrals initially consisted of 90-day principal and interest deferrals with additional deferral periods granted on a case by case basis at the Bank’s option. At December 31, 2022, there are no material deferrals related to the CARES Act.
At December 31, 2022, there were 128 impaired loans totaling $68.8 million, of which 118 loans totaling $26.0 million were TDRs. Included in this total were 104 TDRs related to 101 borrowers totaling $19.5 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2022.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors are evaluated at least annually. Management completed its most recent development and evaluation of its quantitative loss factors in the fourth quarter of 2022. Qualitative adjustments give consideration to other qualitative factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2022, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2022, $88.4 million of loans were classified as “substandard,” which consisted of $47.5 million in commercial loans, $35.6 in commercial mortgage, construction and multi-family mortgage loans, $4.7 million in residential loans and $657,000 in consumer loans. Within the substandard classification, $13.2 million were PCD loans. There were no loans classified as "doubtful" or “loss” at December 31, 2022. As of December 31, 2022, $159.8 million of loans were designated “special mention.” Within the special mention classification, $18.0 million were PCD loans.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2022				At December 31, 2021				At December 31, 2020
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	9	$1,114	14	$1,928	7	$1,131	28	$6,072	39	$8,853	44	$10,232
Commercial mortgage loans	2	412	5	4,068	2	3,960	8	6,852	1	113	13	11,097
Multi-family mortgage loans	—	—	—	—	—	—	1	439	2	585	—	—
Construction loans	1	1,097	2	1,878	—	—	2	2,365	—	—	2	1,392
Total mortgage loans	12	2,623	21	7,874	9	5,091	39	15,728	42	9,551	59	22,721
Commercial loans	5	1,014	19	7,057	5	1,289	21	7,614	1	1,179	44	27,782
Consumer loans	4	147	9	653	7	228	16	1,650	13	4,518	27	2,175
Total loans	21	$3,784	49	$15,584	21	$6,608	76	$24,992	56	$15,248	130	$52,678
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2022, there were 14 TDRs totaling $6.5 million that were classified as non-accrual, compared to 14 non-accrual TDRs which totaled $3.5 million at December 31, 2021. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$1,928	$6,072	$9,315	$8,543	$5,853
Commercial mortgage loans	28,212	16,887	31,982	5,270	3,180
Multi-family mortgage loans	1,565	439	—	—	—
Construction loans	1,878	2,365	1,392	—	—
Commercial loans	24,188	20,582	42,118	25,160	15,391
Consumer loans	738	1,682	2,283	1,221	1,266
Total non-accruing loans	$58,509	48,027	87,090	40,194	25,690
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	$58,509	48,027	87,090	40,194	25,690
Foreclosed assets	2,124	8,731	4,475	2,715	1,565
Total non-performing assets	$60,633	$56,758	$91,565	$42,909	$27,255
Total non-performing assets as a percentage of total assets	0.44%	0.41%	0.71%	0.44%	0.28%
Total non-performing loans to total loans	0.57%	0.50%	0.89%	0.55%	0.35%
Non-performing commercial mortgage loans increased $11.3 million to $28.2 million at December 31, 2022, from $16.9 million at December 31, 2021. Non-performing commercial mortgage loans consisted of 10 loans at December 31, 2022. Of these 10 loans, four loans totaling $6.9 million were PCD loans. The largest non-performing commercial mortgage loan was a $12.3 million loan secured by a first mortgage on two office buildings located in the Township of Upper Providence, Pennsylvania. Subsequent to December 31, 2022, the underlying real estate securing the loan was acquired in a negotiated settlement and recorded as a foreclosed asset.
Non-performing commercial loans increased $3.6 million, to $24.2 million at December 31, 2022, from $20.6 million at December 31, 2021. Non-performing commercial loans at December 31, 2022 consisted of 34 loans, of which 15 loans were under 90 days accruing. Of these non-performing commercial loans, 11 were PCD loans totaling $3.3 million. The largest non-performing commercial loan relationship consisted of two loans with aggregate outstanding balances of $7.6 million at

December 31, 2022. These loans are secured by a general lien on business assets. These loans are currently not paying in accordance with their restructured terms. A new modification/forbearance agreement is currently being negotiated.
Non-performing construction loans decreased $487,000 to $1.9 million at December 31, 2022, from $2.4 million at December 31, 2021. Non-performing construction loans at December 31, 2022 consisted of two loans, one of which is a PCD loan. There were $2.4 million non-performing construction loans at 2021.
Non-performing multi-family mortgage loans totaled $1.6 million at December 31, 2022. There was one non-performing multi-family mortgage loan at December 31, 2021.
At December 31, 2022, the Company held $2.1 million of foreclosed assets, compared with $8.7 million at December 31, 2021. Foreclosed assets at December 31, 2022 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2022, there were five additions to foreclosed assets with an aggregate carrying value of $1.2 million, four properties sold with an aggregate carrying value of $7.6 million and a valuation charge of $200,000.
Non-performing assets totaled $60.6 million, or 0.44% of total assets at December 31, 2022, compared to $56.8 million, or 0.41% of total assets at December 31, 2021. Within total non-performing assets, $3.9 million were PCD loans over 90 days past due. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.0 million during the year ended December 31, 2022. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2022 was not material.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2022, the portfolio and class segments for the Company’s loan portfolio were:
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2022, the increase in the provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year and an increase in total loans outstanding. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Analysis of the Allowance for Credit Losses on Loans. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$80,740	$101,466	$55,525	$55,562	$60,195
Initial allowance due to the adoption of CECL	—	—	7,920	—	—
Charge offs:
Residential mortgage loans	21	74	69	44	277
Commercial mortgage loans	5,471	3,234	2,647	222	—
Multi-family mortgage loans	66	34	—	—	—
Construction loans	—	—	—	—	—
Commercial loans	633	1,597	4,763	14,023	28,986
Consumer loans	357	517	434	743	755
Total	6,548	5,456	7,913	15,032	30,018
Recoveries:
Residential mortgage loans	386	457	109	46	58
Commercial mortgage loans	198	378	177	376	431
Multi-family mortgage loans	—	4	—	—	—
Construction loans	—	20	110	—	—
Commercial loans	4,193	7,169	1,776	665	428
Consumer loans	654	1,002	465	808	768
Total	5,431	9,030	2,637	1,895	1,685
Net charge-offs (recoveries)	1,117	(3,574)	5,276	13,137	28,333
Provision charge (benefit) to operations	8,400	(24,300)	29,711	13,100	23,700
Initial allowance related to PCD loans	—	—	13,586	—	—
Balance at end of period	$88,023	$80,740	$101,466	$55,525	$55,562
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.01%	(0.04)%	0.06%	0.18%	0.39%
Allowance for credit losses to total loans	0.86%	0.84%	1.03%	0.76%	0.77%
Allowance for credit losses to non-performing loans	150.44%	168.11%	116.51%	138.14%	216.28%
Allowance for Credit Losses on Loans by Loan Category. The following table sets forth the allowance for credit losses by loan category for the periods indicated. The allowance for credit losses for 2022, 2021 and 2020 were based upon the adoption of the current expected credit loss ("CECL") guidance, while the prior year credit losses were based upon the incurred loss methodology. This is based on management’s assessment as of a given point in time. This is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken, nor is it an indicator of future loss trends. The allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2022		2021		2020		2019		2018
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,794	11.48%	$5,221	12.54%	$7,142	13.16%	$3,414	14.69%	$3,971	15.16%
Commercial mortgage loans	39,848	42.06	34,912	39.89	42,014	35.15	12,831	35.14	12,639	31.70
Multi-family mortgage loans	10,208	14.75	9,339	14.22	15,262	15.09	3,374	16.70	4,745	18.46
Construction loans	2,368	6.97	2,633	7.12	3,890	5.51	5,892	5.86	6,323	5.36
Commercial loans	27,414	21.77	26,343	22.82	27,083	26.08	28,263	22.28	25,693	23.37
Consumer loans	2,391	2.97	2,292	3.41	6,075	5.01	1,751	5.33	2,191	5.95
Total	$88,023	100.00%	$80,740	100.00%	$101,466	100.00%	$55,525	100.00%	$55,562	100.00%
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
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than "A" ratings from the rating agencies at December 31, 2022 and the Bank had one security rated with a triple-B by Moody’s Investors Service.

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
At December 31, 2022, the Bank held $940,000 in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2022		2021		2020
	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	$—	$21	$21	$62	$64
FHLB obligations	2,398	2,127	2,398	2,360	1,000	1,000
FHLMC obligations	3,600	3,224	3,600	3,537	3,600	3,599
FNMA obligations	1,000	906	1,000	984	1,000	1,001
FFCB obligations	2,999	2,707	2,998	2,940	2,000	2,001
State and municipal obligations	366,164	353,417	415,724	429,552	433,655	455,039
Corporate obligations	11,789	11,087	10,448	10,315	9,726	9,825
Total held-to-maturity debt securities	$387,950	$373,468	$436,189	$449,709	$451,043	$472,529
Available for Sale Debt Securities:
U.S Treasury obligations	$275,620	$245,816	$196,898	$196,329	$—	$—
Mortgage-backed securities	1,636,913	1,427,138	1,711,312	1,708,831	910,393	938,413
SBA pools	—	—	—	—	1,001	1,009
Asset-backed securities	37,707	37,621	45,115	46,797	52,295	53,830
State and municipal obligations	67,706	56,864	68,702	69,708	69,687	71,258
Corporate obligations	40,541	36,109	36,109	36,186	40,194	40,979
Total available for sale debt securities	$2,058,487	$1,803,548	$2,058,136	$2,057,851	$1,073,570	$1,105,489
Equity securities	$1,147	$1,147	$1,325	$1,325	$971	$971

Average expected life of securities(1)	5.82 years		3.93 years		3.41 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) At December 31, 2022 and 2021, excludes allowance for credit losses on held to maturity debt securities of $27,000 and $39,000, respectively.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2022:
FNMA	$690,160	$599,599
FHLMC	619,044	532,143
GNMA	132,592	120,206
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2022. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	At December 31, 2022
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Agency obligations	—	—	9,997	0.68	—	—	—	—	9,997	0.68
Corporate obligations	4,641	3.08	7,149	0.94	—	—	—	—	11,790	1.78
State and municipal obligations	15,639	2.69	136,769	2.62	173,389	2.53	40,366	2.23	366,163	2.53
Total held to maturity debt securities(2)	$20,280	2.78%	$153,915	2.42%	$173,389	2.53%	$40,366	2.23%	$387,950	2.46%
Available for Sale Debt Securities:
Asset-backed securities	$—	—%	$—	—%	$—	—%	$37,622	5.13%	$37,622	5.13%
State and municipal obligations	—	—	3,755	3.14	2144	1.97	50,965	2.44	56,864	2.47
Mortgage-backed securities	23	3.88	78,116	2.47	202,135	1.47	1,146,866	2.36	1,427,140	2.24
Agency obligations	—	—	167,753	1.43	78,063	1.63	—	—	245,816	1.49
Corporate obligations	—	—	4,949	4.29	29,392	4.22	1,768	6.32	36,109	4.33
Total available for sale debt securities(3)	$23	—%	$254,573	1.83%	$311,734	1.77%	$1,237,221	2.45%	$1,803,551	2.25%

(1)    Yields are not tax equivalent.
(2)     At December 31, 2022, excludes $27,000 allowance for credit losses on held to maturity debt securities.
(3)    Totals exclude $1.1 million equity securities, at fair value.
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

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 92.9% of total deposits at December 31, 2022 and 93.8% of total deposits at December 31, 2021. As of December 31, 2022 and 2021, time deposits maturing in less than one year amounted to $584.2 million and $534.5 million, respectively.
The following table indicates the amount of certificates of deposit at December 31, 2022 by time remaining to maturity.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	( In thousands)
Certificates of deposit of $100,000 or more	$147,760	$63,456	$170,042	$80,310	$461,568
Certificates of deposit less than $100,000	60,118	51,740	91,034	86,976	289,868
Total certificates of deposit	$207,878	$115,196	$261,076	$167,286	$751,436

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2022						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2022	2021	2020
	(In thousands)
Rate:
0.00 to 0.99%	$262,244	$33,844	$11,081	$10,207	$10,233	$46	$327,655	$521,257	$592,626
1.00 to 2.00%	45,281	10,330	17,692	331	223	75	73,932	127,114	445,255
2.01 to 3.00%	127,708	16,779	767	—	—	—	145,254	42,963	55,686
3.01 to 4.00%	57,503	37,021	—	—	—	—	94,524	1181	607
Total	$584,151	$115,984	$30,068	$10,656	$10,456	$121	$751,436	$692,515	$1,094,174

Borrowed Funds. At December 31, 2022, the Bank had $1.34 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
As a member of the FHLBNY, the Bank is eligible to obtain advances upon the security of the FHLBNY common stock owned and certain residential mortgage loans, provided certain standards related to creditworthiness have been met. FHLBNY advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average balance of FHLBNY advances and securities sold under agreements to repurchase for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$753,370	$941,939	$1,177,083
FHLBNY line of credit	486,000	—	422,000
Securities sold under agreements to repurchase	125,506	132,005	115,233
Average Balance:
FHLBNY advances	503,713	673,014	1,045,282
FHLBNY line of credit	139,012	205	97,853
Securities sold under agreements to repurchase	113,550	116,158	86,194
Weighted Average Interest Rate:
FHLBNY advances	0.85%	1.27%	1.49%
FHLBNY line of credit	3.32	0.34	1.09
Securities sold under agreements to repurchase	0.38	0.07	0.28
The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)
FHLBNY advances	$753,370	$510,014	$1,051,036
FHLBNY line of credit	486,000	—	25,000
Securities sold under repurchase agreements	98,000	116,760	99,936
Total borrowed funds	$1,337,370	$626,774	$1,175,972
Weighted average interest rate of FHLBNY advances	2.24%	1.23%	.96%
Weighted average interest rate of FHLBNY line of credit	4.61%	—%	0.34%
Weighted average interest rate of securities sold under agreements to repurchase	0.59%	0.30%	0.26%
Subordinated Debentures. Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II, is not included in our consolidated financial statements. For regulatory reporting purposes, capital trust pass-through securities qualify as Tier I capital subject to specified limitations.
Subordinated debentures at December 31, 2022 and 2021 totaled $10.5 million and $10.3 million, respectively.
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
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on total assets under management.
INSURANCE AGENCY OPERATIONS
Provident Protection Plus, Inc., formerly SB One Insurance Agency, Inc., is a retail insurance broker operating in the State of New Jersey. The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters. The insurance agency places basic property and casualty, life and health coverage with about twenty different insurance carriers. There are two main billing processes, direct billing and agency billing.
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
Provident Protection Plus, Inc., (formerly SB One Insurance Company, Inc.) a full service insurance agency offering both commercial and personal lines of insurance, is a wholly owned subsidiary of the Bank.
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
Human Capital Resources
As of December 31, 2022, the Company had 1,124 full-time and 29 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
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
Our Company is committed to fostering an inclusive working environment that promotes a social and cultural diversity, and is free from harassment or discrimination of any kind. We are proud of our diverse workforce, including women holding 63% of managerial positions. We sponsor and support programs like ProvidentWomen which advances personal and professional growth of women in business through education, networking events and volunteer opportunities. We are equally as proud of our new Provident Salutes initiative, which embraces the proud community of employee veterans, military family members, and military advocates, and provides a platform for education and support for veterans in the workplace and the community. We are honored to be recognized by the African American Chamber of Commerce and New Jersey Chamber of Commerce with the 2022 DEI Trailblazers Award for Emerging DEI Influencer.
Overall, the Company is committed to creating a working environment that promotes employee engagement, professional development and recognition for living by our guiding principles. The Company believes its working relationship with its employees is good.
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
As of December 31, 2022, the Bank had consolidated assets of $13.78 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is now subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”). Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e. a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds) and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards also now are applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs.
The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in this Annual Report on Form 10-K.

Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has caused extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, Congress took significant action to address these disruptions, including passing the CARES Act, a $2.2 trillion economic stimulus bill and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including several mandates from the federal bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Many of these actions were temporary and have expired; however, certain aspects of the regulatory framework that were modified as a result of the pandemic remain in effect. For example, in response to the pandemic, the Federal Reserve implemented an interim final rule allowing banks to suspend enforcement of the six-transfer limit on convenient transfers from savings deposits under Regulation D in order to permit customers to make an unlimited number of convenient transfers and withdrawals amid pandemic-related financial disruptions and uncertainty. This amendment has since been adopted on a permanent basis.
In addition, the Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. The PPP ended in accordance with its terms in May 2021.
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
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock. Federal law may also limit the amount of dividends that may be paid by the Bank.
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2022, the Bank was considered “well capitalized” under FDIC guidelines.
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
Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations that are not subject to the advanced approaches capital rule (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures). Under the rule, non-advanced approaches banking organizations such as the Bank will apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions other than those currently applied; and capital issued by a consolidated subsidiary of a banking organization and held by third parties (often referred to as minority interest) that is includable in regulatory capital. In addition, certain general requirements of the regulation have been eliminated in respect of non-advanced approaches institutions, including: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital.
In August 2020, the federal bank regulatory authorities issued a final rule providing banking institutions that had adopted the Current Expected Credit Loss ("CECL") accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. Further information regarding the impact of CECL can be found in Note 5 "Held to Maturity Debt Securities", Note 7 "Loans Receivable and Allowance for Credit Losses", and Note 17 "Allowance for Credit Losses on Off-Balance Sheet Credit Exposures".
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2022:

	As of December 31, 2022
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,260,603	9.51%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,260,603	10.91	4.50	7.00
Tier 1 risk-based capital	1,260,603	10.91	6.00	8.50
Total risk-based capital	1,338,393	11.58	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2022, the Bank was considered “well capitalized” under FDIC guidelines.
Stress Testing. As part of the regulatory relief provided by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Economic Growth Act”), the asset threshold requiring insured depository institutions (“IDIs”) to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements. The amended regulations also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. As part of its risk management processes, the Bank routinely stress tests the Bank’s capital under a variety of economic stress scenarios and manages its capital position accordingly. As a result of these amendments, the Bank and the Company currently are not subject to company-run stress testing requirements.
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
In November 2019, the five federal regulatory agencies with jurisdiction over the Volcker Rule (the “Volcker Rule Agencies”) issued a final rule revising certain aspects of the Volcker Rule’s implementing regulations. The final rule simplified and streamlined compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the amended regulations, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities), have heightened compliance obligations. Compliance with the amended regulations has been required since January 1, 2021.
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
Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York ("FHLBNY"), the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2022, dividends paid by the FHLBNY to the Bank totaled $2.0 million.
Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to a maximum of $250,000 for each separately insured depositor.
Banks of greater than $10 billion, such as the Bank, are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings and financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail. The Bank has exceeded $10 billion in assets for four consecutive calendar quarters and is now classified as a large institution for deposit insurance assessment purposes, resulting in a higher FDIC insurance premium.
Under current FDIC rules, the assessment range (inclusive of possible adjustments) for institutions with greater than $10.0 billion of total assets is established at 2.5 to 45 basis points. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than 2 basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if it is in default of its federal deposit insurance assessment.
On October 18 2022, the FDIC also adopted a final rule, effective January 1, 2023, to incorporate updated accounting standards into deposit insurance assessments applicable to all large insured depository institutions that have adopted FASB’s Accounting Standards Update ("ASU") 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,", as defined and further described in Note 1 to the Consolidated Financial Statements. It is difficult to estimate the effect of this rule on insurance assessment rates and management cannot predict what assessment rates will be in the future. Any significant increases in insurance premiums could have an adverse effect on the Company’s operating expenses and results of operations.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Brokered Deposits. The Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed in greater detail below, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (3) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to be exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks.
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
In many jurisdictions, including every state of the United States, consumers must be notified in the event of a data breach. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, in November 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and full compliance was required as of May 1, 2022.
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
On May 5, 2022, the FRB, FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued a joint notice of proposed rulemaking to revise the regulations implementing CRA. Under the proposal, the agencies would evaluate bank performance across the varied activities they conduct and communities in which they operate, and tailor CRA evaluations and data collection according to bank size and type. Further, the agencies would also emphasize smaller value loans and investments that can have high impact and be more responsive to the needs of LMI communities, and would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models. Additionally, the proposal would adopt a metrics-based approach to CRA evaluations of retail lending and community development financing, including public benchmarks, and clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved, and rural communities. The prospects and timing for the adoption by the agencies of a final rule are not certain at this time.

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
The Dodd Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, such as us, having at least $1 billion in total assets (including the Company and the Bank), to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities law and to disclose their clawback policies and their actions under those policies. It is anticipated that most registrants will have until late 2023 or early 2024 to adopt and implement their policies.
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

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened AML requirements. By way of amendments to the BSA, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
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
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. On September 29, 2022, FinCEN issued final regulation implementing the amendments with respect to beneficial ownership.
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

The Bank does not, as a matter of policy, make loans to its directors, or to their immediate family members and related interests.
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
In October 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. In December 2021, the OCC, which supervises national banks and federal savings associations, issued proposed principles for climate-related financial risk management for institutions with more than $100 billion in total assets. Further, on March 30, 2022 and December 2, 2022, respectively, the FDIC and the Federal Reserve issued their own proposed principles for climate risk management, which also are applicable to larger banking organizations. The agencies have also indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. In the interim, the Federal Reserve announced on September 29, 2022 that six of the largest U.S. banking organizations will participate in a climate scenario analysis program in order to assess the resilience of such organizations under various hypothetical scenarios involving climate-related, economic and financial variables. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, In New Jersey, a group of lawmakers in the legislature also introduced multiple bills addressing topics such as: inclusion of climate change-related threat assessments and hazard prevention and mitigation strategies in State and county hazard mitigation plans, urging the New Jersey Governor and Attorney General to pursue legal action against fossil fuel companies for harms caused by climate change, and urging lending institutions to stop financing projects that contribute to climate change. Additionally, New York Attorney General Letitia James joined a coalition of 19 attorneys general in supporting the SEC’s Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors.
Income on Interchange Fees
The Company exceeded $10 billion in assets in 2020 and became subject to the interchange fee cap mandated by the Dodd-Frank Act in July 2021. As such, the fees the Company may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Company had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.
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
Digital Asset Regulation

The federal banking agencies have issued interpretive guidance and statements regarding the engagement by banking organizations in certain digital asset activities. On April 7, 2022, the FDIC issued a financial institution letter also requiring its supervised institutions to provide notice and obtain supervisory feedback prior to engaging in any crypto-related activities. On August 16, 2022, the Federal Reserve Board released supervisory guidance encouraging all banking organizations supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any digital asset-related activity. Prior to engaging in any such activities, banking organizations are expected to ensure that their proposed activities are legally permissible under relevant state and federal laws, and ensure that they have implemented adequate systems, risk management, and internal controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws.
More recently, on January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities.
Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework summarized above dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.
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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule providing banking institutions that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition.
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2022.

	As of December 31, 2022
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,326,676	10.00%	4.00%	4.00%
Common equity tier 1 risk-based capital	1,313,789	11.36	4.50	7.00
Tier 1 risk-based capital	1,326,676	11.47	6.00	8.50
Total risk-based capital	1,404,466	12.15	8.00	10.50

(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2022, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Effective in September of 2020, the Federal Reserve Board adopted a final rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The amended control rule has had, and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
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
On March 27, 2020 in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the CARES Act into law, which provides stimulus to the US economy in the form of various individual and business assistance programs as well as temporary changes to existing law. The CARES Act of 2020 includes tax provision that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based laws. ASC740 requires the tax effects of changes in tax law or rates to be recorded in the period of enactment. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of December 31, 2020 was not material.
The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023.

Based on its analysis of the provisions, the Company does not expect the provisions of the Inflation Reduction Act to have a material impact on its consolidated financial statements.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2022 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2022, the Bank had an unrecognized tax liability of $14.0 million with respect to this reserve.
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

Item 2.    Properties
Property
At December 31, 2022, the Bank conducted business through 95 full-service branch offices located throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Nassau and Queens counties in New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus, and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Nassau and Queens County, New York. The aggregate net book value of premises and equipment was $79.8 million at December 31, 2022.
The Company’s executive offices are located in a leased facility at 239 Washington Street, Jersey City, New Jersey, which is also the Bank’s Main Office. The Company's and Bank’s administrative offices are located in a leased facility at 111 Wood Avenue South, Iselin, New Jersey.
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
Item 1A.    Risk Factors.
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock. The Company's risk factors are categorized as follows:
•Risks Related to the Pending Merger with Lakeland Bancorp, Inc.
•Risks Related to the Economy, Financial Markets, and Interest Rates
•Risks Related to Regulatory, Compliance, Environmental and Legal Matters
•Risks Related to the Business Environment and Operations.
•Risks Related to Technology and Security
Risks Related to the Pending Merger with Lakeland
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company that results from the merger of the Company and Lakeland.
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
If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $50 million to Lakeland.
Additionally, the Company has incurred and will incur additional substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.
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
As a result of the mergers, the combined company will become subject to additional requirements and restrictions imposed by the DOJ.
On September 28, 2022, Lakeland Bank entered into a consent order with the DOJ to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Newark, NJ-PA Metro Division, as constituted in 2015 (the “DOJ Consent Order”). The DOJ Consent Order was approved by the U.S. District Court for the District of New Jersey on September 29, 2022.
The DOJ Consent Order requires Lakeland Bank to, among other things, invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic census tracts in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years toward community development partnership contributions in the Newark Lending Area and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. Pursuant to the terms of the consent order, Lakeland Bank will also establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in the Newark Lending Area. In addition, Lakeland Bank must continue to maintain its full-time Community Development Officer position to oversee these efforts throughout the term of the consent order.
As required by the terms of the DOJ Consent Order, Provident Bank, as the resulting institution in the bank merger, has agreed to and will assume all obligations under the DOJ Consent Order in connection with the bank merger. Although both Provident Bank and Lakeland Bank are committed to full compliance with the DOJ Consent Order, achieving such compliance will require significant management attention from Lakeland Bank and, following the mergers, the combined bank and may cause Lakeland Bank and, following the mergers, the combined bank to incur unanticipated costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect Lakeland Bank’s and the combined bank’s business or financial performance and may require Lakeland Bank or the combined bank to reallocate resources away from existing businesses or to undertake significant changes to their respective businesses, operations, products and services and risk management practices. In addition, although the DOJ Consent Order resolved all claims by the DOJ against Lakeland Bank, Lakeland and its subsidiaries or, following the mergers, the combined company and its subsidiaries could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order.
In connection with the merger, Provident will assume Lakeland’s outstanding debt obligations, and the combined company’s level of indebtedness following the completion of the merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.
In connection with the merger, Provident will assume Lakeland’s outstanding indebtedness. Provident’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of Lakeland’s outstanding indebtedness, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:
•limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
•restrict the combined company from paying dividends to its stockholders;
•increase the combined company’s vulnerability to general economic and industry conditions; and

•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.
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
Stockholders of the Company and shareholders of Lakeland have commenced litigation in connection with the proposed merger and, among other remedies, such litigation seeks damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Lakeland from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to the Company, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.
The Company may have to rely on Lakeland's models post-closing until Lakeland's data can be integrated into the Company's models.
Lakeland depends on models for, the allowance for credit losses, among other things, and we may have to rely on Lakeland's models post-closing prior to integrating Lakeland's data into our models. These models may be designed or implemented in a manner different than the models used by the Company. As a result, incorporation of Lakeland's data into our models could materially impact our results of operations or financial position to the extent that our estimates based on Lakeland''s models prove to be inaccurate.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) authorization for listing on the New York Stock Exchange of the shares of the Company’s common stock to be issued in the merger, subject to official notice of issuance, (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the FDIC and the NJDOBI; and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement in respect of the bank merger.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, even after the requisite stockholder and shareholder approvals. Also, the Company or Lakeland may elect to terminate the merger agreement in certain other circumstances.
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
As the Federal Reserve continues to raise interest rates, our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2022, our available for sale debt securities portfolio totaled $1.80 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
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
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our overall profitability, including our wealth management fee income and our access to capital and liquidity.
A general economic slowdown could affect our core banking business. Headwinds facing the U.S. economy continued during 2022, as the Federal Reserve rapidly tightened monetary policy through a series of interest rate hikes. The consensus forecast has the economy slowing considerably in 2023, although avoiding recession. Certain sectors of the economy, notably residential housing, have already been impacted by rising interest rates. Borrowers with floating rate debt or looming interest rate resets are also expected to be negatively impacted in the coming year. Adverse changes in the economy could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.
Uncertainty and market volatility could affect the value of the assets under management in our wealth management business resulting in lower fee income. Conditions that produce extended market volatility could affect our ability to provide our clients with an adequate return, thereby impacting our ability to attract new clients or causing existing clients to seek more stable investment opportunities with alternative wealth advisors.
Furthermore, market volatility could adversely impact our access to capital and liquidity.

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
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2022, our portfolio of commercial real estate loans, including multi-family loans, totaled $5.83 billion, or 57.4% of total loans, our commercial and industrial loans totaled $2.23 billion, or 22.0% of portfolio loans, and our construction loans totaled $715.5 million, or 7.0% of total loans. We plan to continue to emphasize the origination of these types of loans.
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
Provident's total assets were $13.78 billion at December 31, 2022. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
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
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by multi-family buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. Our level of CRE Loans equaled 490.9% of total risk-based capital at December 31, 2022, while our CRE Loan portfolio has increased by 52.2% during the preceding 36 months. Based on regulatory guidelines, the Company is now considered to have a significant concentration in its CRE Loan Portfolio.
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

As of December 31, 2022, our consolidated balance sheet included goodwill of $443.6 million and other intangible assets of $16.5 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in the identification of a decline in the fair value of our goodwill or other intangible assets, which may be less than the carrying value. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
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
Risks Related to Business Environment and Operations.
The COVID-19 pandemic could continue to pose risks to our business, our results of operation and the future prospects of the Company.
The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.
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
We are required to transition from the use of LIBOR.
We have material contracts that are indexed to the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, announced that the publication of LIBOR would not be guaranteed after 2021. LIBOR will be discontinued after June 30, 2023 and will impact loans that have not yet matured or been refinanced by that date. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates have been ongoing, and the Alternative Reference Rate Committee formally recommended the use of a Secured Overnight Funding Rate (“SOFR”). The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s proposed implementing regulations are intended to address the discontinuation of LIBOR and establish a replacement benchmark, based on SOFR, that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark. SOFR-based replacement benchmarks may also apply to contracts with fallback provisions that authorize a particular person to determine the replacement benchmark.

While the LIBOR Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have potentially significant economic impacts on parties to affected contracts. SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our and the Bank’s costs to raise funds for SOFR as compared to LIBOR. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate SOFR or other benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. Once LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.
Acts of terrorism, severe weather, natural disasters, public health issues, geopolitical and other external events could impact our ability to conduct business.
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale geopolitical, political or social matters, including terrorist acts, and cyber-attacks. The emergence of widespread health emergencies or pandemics, similar to the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by any current or anticipated impact of military conflict, including continuing military tension between Russia and Ukraine, terrorism or other geopolitical events.
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
Furthermore, key components of the financial services value chain have been replicated by digital innovation. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies.
The Company’s models used for business planning purposes could perform poorly or provide inadequate information.

We use quantitative models to assist in measuring risks and estimating or predicting certain financial values, among other uses. These models are used throughout many of our business lines, and we rely on them, along with our business judgment, for many decision-making processes.
Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macro-economic conditions, in order to generate the output. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. Poorly designed, implemented, or managed models or misused models, including in the choice of relevant historical data or future-looking assumptions, present the risk that our business decisions that consider information based on such models will be adversely affected due to inadequate or inaccurate information, which may damage the Company’s reputation and adversely affect its reported financial condition and results of operations. We rely on historical data to help build models. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. Even if the underlying assumptions used in our models are adequate, the models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design. As a result, our models may not fully capture or express the risks the Company faces. If the models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with its use of models may not be effective or fully reliable, and as a result, the Company may realize losses or other lapses.
Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be adversely affected due to their perception that the quality of the models used to generate the relevant information is insufficient.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers, reduce costs and create capacity. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS.” Trading in the Company’s common stock commenced on January 16, 2003.
As of February 1, 2023, there were 83,209,012 shares of the Company’s common stock issued and 75,325,206 shares outstanding, and approximately 4,636 stockholders of record.
On January 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.24 per common share which was paid on February 24, 2023, to common stockholders of record as of the close of business on February 10, 2023. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, including those that affect the payment of dividends by the Bank to the Company; and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2017 through December 31, 2022, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the S&P Composite Thrift Index over such period. This Index, produced by S&P Global, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2017.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Provident Financial Services, Inc.
Russell 2000
S&P Composite

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Provident Financial Services, Inc.	100.00	92.39	98.60	76.38	107.29	98.67
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P Composite 1500 Thrifts & Mortgage Finance Index	100.00	81.15	110.27	104.12	128.42	106.34

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2022 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchased 725 shares of its common stock at a cost of $16,000 during the fourth quarter of 2022 under the stock repurchase program approved by the Company’s Board of Directors. The Company repurchased 2,054,762 shares of its common stock at a cost of $47.5 million in 2022. At December 31, 2022, 1.1 million shares were eligible for repurchase under the board approved stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2022 through October 31, 2022	—	$—	—	1,134,706
November 1, 2022 through November 30, 2022	—	—	—	1,134,706
December 1, 2022 through December 31, 2022	725	21.72	725	1,133,981
Total	725	$21.72	725
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
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating full-service branches and loan production offices throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Queens County, New York. The Bank also provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance services through its wholly owned subsidiary, Provident Protection Plus, Inc.
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
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2022, these commercial loan types accounted for 85.6% of the loan portfolio and retail loans accounted for 14.4%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2022, savings and demand deposits were 92.9% of total deposits.
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
Acquisitions
SB One Bancorp
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included PCD loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of Provident Protection Plus, Inc., formerly SB One Insurance Agency, Inc., allowed the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
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
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. After finalizing certain estimates, goodwill totaled $23.9 million.
Pending Acquisitions
Lakeland Bancorp
On September 26, 2022, the Company, NL 239 Corp., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Lakeland Bancorp, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Provident and Lakeland have agreed to combine their respective businesses in two mergers.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland (“Lakeland Bank”), will merge with and into Provident Bank, a New Jersey state-chartered savings bank and a wholly owned subsidiary of the Company (“Provident Bank”), with Provident Bank as the surviving bank (the “bank merger” and, together with the merger and the holdco merger, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own. Based on the closing price of the Company’s common stock on the New York Stock Exchange on September 26, 2022, the last trading day before the public announcement of the merger, the exchange ratio represented approximately $19.27 in value for each share of Lakeland common stock, representing a merger consideration of approximately $1.3 billion on an aggregate basis.

The Company has received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland has received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. The completion of the merger remains subject to receipt of the requisite bank regulatory approvals and other customary closing conditions.
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the allowance for credit losses on loans as a critical accounting policy.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (“TDR”) will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2022, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for specific reserves is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for specific reserves if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified as a TDR.
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

Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2022, the provision for credit losses on loans totaled $8.4 million, compared to a negative provision of $24.3 million in 2021. The increase in the year-over-year provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year and an increase in total loans outstanding in 2022.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2022, 2021 and 2020. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$102,505	$809	0.79%	$421,898	$533	0.13%	$199,234	$478	0.24%
Federal funds sold and short-term investments	84,969	1,208	1.42	181,982	2,192	1.20	124,979	1,920	1.54
Held to maturity debt securities, net	407,236	9,894	2.43	437,994	10,743	2.45	446,666	11,461	2.57
Available for sale debt securities	1,975,641	34,612	1.75	1,539,811	21,515	1.40	1,043,799	21,736	2.08
Equity Securities, At Fair Value	999	—	—	1,063	—	—	822	—	—
Federal Home Loan Bank NY stock	42,658	2,008	4.71	41,671	2,283	5.48	61,824	3,710	6.00
Net loans(2)	9,798,822	417,650	4.26	9,556,702	365,073	3.82	8,367,663	324,004	3.87
Total interest-earning assets	12,412,830	466,181	3.76	12,181,121	402,339	3.30	10,244,987	363,309	3.55
Non-interest earning assets	1,230,019			1,157,790			1,092,153
Total assets	$13,642,849			$13,338,911			$11,337,140
Interest-bearing liabilities:
Savings deposits	$1,492,046	$1,276	0.09%	$1,414,560	$1,604	0.11%	$1,143,381	$1,689	0.15%
Demand deposits	6,076,653	32,047	0.53	5,794,398	20,458	0.35	4,364,257	22,763	0.52
Time deposits	690,140	5,381	0.78	868,185	4,451	0.51	868,161	9,137	1.05
Borrowed funds	756,275	9,310	1.23	789,838	8,614	1.09	1,227,894	16,638	1.36
Subordinated debentures	10,381	615	5.92	24,794	1,189	4.79	10,439	512	4.90
Total interest-bearing liabilities	9,025,495	48,629	0.54	8,891,775	36,316	0.41	7,614,132	50,739	0.67
Non-interest bearing liabilities:
Non-interest bearing deposits	2,749,562			2,543,287			1,984,420
Other non-interest bearing liabilities	249,702			230,134			244,025
Total non-interest bearing liabilities	2,999,264			2,773,421			2,228,445
Total liabilities	12,024,759			11,665,196			9,842,577
Stockholders’ equity	1,618,090			1,673,715			1,494,563
Total liabilities and equity	$13,642,849			$13,338,911			$11,337,140
Net interest income		$417,552			$366,023			$312,570
Net interest rate spread			3.22%			2.89%			2.88%
Net interest earning assets	$3,387,335			$3,289,346			$2,506,423
Net interest margin(3)(4)			3.37%			3.00%			3.05%
Ratio of interest-earning assets to total interest-bearing liabilities	1.38x			1.37x			1.33x
(1) Average outstanding balance amounts are at amortized cost.
(2) Average outstanding balances are net of the allowance for credit losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3) Net interest income divided by average interest-earning assets.
(4) The previously reported average balances of the interest bearing cash and non-interest bearing cash for the year ended December 31, 2020 were recalculated. These recalculations resulted in the previously reported net interest margin of 2020 changing from 3.09% to 3.05%.

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

	Years Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(10,187)	$9,479	$(708)	$5,335	$(5,008)	$327
Investment securities	(749)	(100)	(849)	(219)	(499)	(718)
Securities available for sale	6,905	6,192	13,097	8,321	(8,542)	(221)
Federal Home Loan Bank Stock	53	(328)	(275)	(1,126)	(301)	(1,427)
Loans	9,444	43,133	52,577	45,467	(4,398)	41,069
Total interest-earning assets	5,466	58,376	63,842	57,778	(18,748)	39,030
Interest-bearing liabilities:
Savings deposits	84	(412)	(328)	353	(439)	(86)
Demand deposits	1,041	10,548	11,589	6,240	(8,544)	(2,304)
Time deposits	(1,047)	1,977	930	—	(4,686)	(4,686)
Borrowed funds	(378)	1,074	696	(5,187)	(2,837)	(8,024)
Subordinated debentures	(807)	233	(574)	689	(12)	677
Total interest-bearing liabilities	(1,107)	13,420	12,313	2,095	(16,518)	(14,423)
Net interest income	$6,573	$44,956	$51,529	$55,683	$(2,230)	$53,453
There were no out-of-period items and/or adjustments that had a material impact on the rate/volume analysis for the periods aforementioned in the table above.
Comparison of Financial Condition at December 31, 2022 and December 31, 2021
Total assets at December 31, 2022 were $13.8 billion, a $2.2 million increase from December 31, 2021. The increase in total assets was primarily due to a $667.3 million increase in total loans and a $135.0 million increase in other assets, partially offset by a $526.0 million decrease in cash and cash equivalents and a $268.4 million decrease in total investments.
The Company’s loan portfolio increased $667.3 million to $10.25 billion at December 31, 2022, from $9.58 billion at December 31, 2021. Total PPP loans outstanding decreased $92.1 million to $2.8 million at December 31, 2022, from $94.9 million at December 31, 2021. For the year ended December 31, 2022, loan fundings, including advances on lines of credit, totaled $3.95 billion, compared with $3.52 billion for 2021. For the year ended December 31, 2021, originations under PPP programs totaled $208.7 million. Excluding the decrease in PPP loans, for the year ended December 31, 2022, the Company experienced net increases of $488.8 million in commercial mortgage loans, $149.4 million in multi-family loans, $136.9 million in commercial loans and $32.3 million in construction loans, partially offset by net decreases in residential mortgage and consumer loans of $24.9 million and $22.7 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $8.78 billion, accounting for 85.6% of the loan portfolio at December 31, 2022, compared to $8.06 billion, or 84.1% of the loan portfolio at December 31, 2021. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.48 billion and accounted for 14.4% of the loan portfolio at December 31, 2022, compared to $1.53 billion, or 15.9%, of the loan portfolio at December 31, 2021.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $203.9 million and $87.3 million, respectively, at December 31, 2022. At December 31, 2022, one commercial relationship was classified as substandard with a commitment and balance totaling $8.3 and $7.6 respectively.
At December 31, 2022, the Company’s allowance for credit losses related to the loan portfolio was 0.86% of total loans, compared to 0.84% of total loans at December 31, 2021. For the year ended December 31, 2022, the Company recorded a provision of $8.4 million for credit losses related to loans, compared to a $24.3 million negative provision for the year ended December 31, 2021. The Company had net charge-offs of $1.1 million for the year ended December 31, 2022, compared to net recoveries of $3.6 million in 2021. The increase in the allowance for credit losses on loans was primarily due to the weakened economic forecast, combined with an increase in total loans outstanding.
Total non-performing loans at December 31, 2022 were $58.5 million, or 0.57% of total loans, compared with $48.0 million, or 0.50% of total loans at December 31, 2021. At December 31, 2022, impaired loans totaled $68.8 million with related specific reserves of $2.4 million, compared with impaired loans totaling $52.3 million with related specific reserves of $4.3 million at December 31, 2021. Within total impaired loans, there were $40.8 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing commercial mortgage loans increased $11.3 million to $28.2 million at December 31, 2022, from $16.9 million at December 31, 2021. At December 31, 2022, non-performing commercial mortgage loans consisted of 10 loans at December 31, 2022. Of these 10 loans, four loans totaling $6.9 million were PCD loans. The largest non-performing commercial mortgage loan was a $12.3 million loan secured by a first mortgage on a property located in Collegeville, PA. Subsequent to December 31, 2022, the underlying real estate securing the loan was acquired in a negotiated settlement and recorded as a foreclosed asset.
Non-performing commercial loans increased $3.6 million to $24.2 million at December 31, 2022, from $20.6 million at December 31, 2021. Non-performing commercial loans at December 31, 2022 consisted of 34 loans, of which 15 loans were under 90 days accruing. Of these non-performing commercial loans, 11 were PCD loans totaling $3.3 million. The largest non-performing commercial loan relationship consisted of two loans with total outstanding balances of $7.6 million at December 31, 2022. These loans are secured by a general lien on business assets. These loans are currently not paying in accordance with their restructured terms. A new modification/forbearance agreement is currently being negotiated.
Non-performing construction loans decreased $487,000 to $1.9 million at December 31, 2022. Non-performing construction loans at December 31, 2022 consisted of two PCD loans. There were $2.4 million non-performing construction loans at December 31, 2021.
Non-performing multi-family mortgage loans totaled $1.6 million at December 31, 2022. There were no non-performing multi-family mortgage loans at December 31, 2021.
At December 31, 2022, the Company held $2.1 million of foreclosed assets, compared with $8.7 million at December 31, 2021. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2022, there were five additions to foreclosed assets with an aggregate carrying value of $1.2 million, four properties sold with an aggregate carrying value of $7.6 million and a valuation charge of $200,000.
Non-performing assets totaled $60.6 million, or 0.44% of total assets at December 31, 2022, compared to $56.8 million, or 0.41% of total assets at December 31, 2021. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.0 million during the year ended December 31, 2022. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2022 was not material.
Total deposits decreased $671.0 million for the year ended December 31, 2022 to $10.56 billion. Total savings and demand deposit accounts decreased $729.9 million to $9.81 billion at December 31, 2022, while total time deposits increased $58.9 million to $751.4 million at December 31, 2022. The decrease in savings and demand deposits was largely attributable to a $535.3 million decrease in interest bearing demand deposits, as the Company shifted $450.0 million of brokered demand deposits into lower-costing Federal Home Loan Bank of New York ("FHLB") borrowings, a $122.3 million decrease in non-interest bearing demand deposits, a $50.4 million decrease in money market deposits and a $22.0 million decrease in savings deposits. The increase in time deposits was primarily due to the inflow of brokered time deposits, partially offset by maturities of longer-term retail time deposits.

Borrowed funds increased $710.6 million for the year ended December 31, 2022, to $1.34 billion. The increase in borrowings was largely due to the maturity and replacement of brokered demand deposits into lower-costing FHLB borrowings and asset funding requirements. Borrowed funds represented 9.7% of total assets at December 31, 2022, an increase from 4.5% at December 31, 2021.
Stockholders’ equity decreased $99.4 million during the year ended December 31, 2022 to $1.60 billion, primarily due to an increase in unrealized losses on available for sale debt securities, dividends paid to stockholders and common stock repurchases, partially offset by net income. For the year ended December 31, 2022, common stock repurchases totaled 2,045,762 shares at an average cost of $23.23 per share, of which 18,471 shares, at an average cost of $23.45 per share, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At December 31, 2022, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021
General. Net income for the year ended December 31, 2022 was $175.6 million, compared to $167.9 million for the year ended December 31, 2021. Basic and diluted earnings per share were $2.35 per share, compared to basic and diluted earnings per share of $2.20 and $2.19, respectively, for the year ended December 31, 2021.
Earnings for the year ended December 31, 2022 were impacted by $4.1 million of non-tax deductible transaction costs related to the pending merger with Lakeland Bancorp, Inc. (“Lakeland”) that was announced on September 27, 2022. The Company recorded an $8.4 million provision for the year ended December 31, 2022, compared to a $24.3 million negative provision for credit losses for 2021.
Net Interest Income. Net interest income increased $51.5 million to $417.6 million for 2022, from $366.0 million for 2021. The interest rate spread increased 33 basis points to 3.22% for 2022, from 2.89% for 2021. The net interest margin increased 37 basis points to 3.37% for 2022, compared to 3.00% for 2021. The increase in net interest income for the year ended December 31, 2022, was primarily driven by the favorable repricing of adjustable rate loans and an increase in rates on new loan originations. Net interest income was further enhanced by increases in available for sale debt securities and total loans outstanding, along with growth in lower-costing core and non-interest bearing deposits. This was partially offset by a reduction in fees related to the forgiveness of PPP loans. For the year ended December 31, 2022, fees related to the forgiveness of PPP loans decreased $9.9 million to $1.4 million, compared to $11.3 million for the year ended December 31, 2021.
Interest income increased $63.8 million to $466.2 million for 2022, compared to $402.3 million for 2021. The increase in interest income was primarily driven by the favorable repricing of adjustable rate loans and an increase in rates on new loan originations. Average interest-earning assets increased $231.8 million to $12.41 billion for 2022, compared to $12.18 billion for 2021. The increase in average earning assets was primarily due to a $242.1 million increase in average outstanding loan balances to $9.80 billion for 2022, which was largely attributable to commercial loan originations. The yield on interest-earning assets increased 46 basis points to 3.76% for 2022, from 3.30% for 2021. The weighted average yield on total loans increased 44 basis points to 4.26% for 2022 and the weighted average yield on available for sale debt securities increased 35 basis points to 1.75% for 2022, from 1.40% for 2021. The weighted average yield on FHLBNY stock decreased to 4.71% for 2022, compared to 5.48% for 2021.
Interest expense increased $12.3 million to $48.6 million for 2022, from $36.3 million for 2021. The increase in interest expense was primarily attributable to an increase in the cost of interest-bearing liabilities, along with an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 13 basis points to 0.54% for 2022, compared to 2021. The average rate paid on interest-bearing deposits increased 14 basis points to 0.47% for 2022, from 0.33% for 2021. The average rate paid on borrowings increased 14 basis points to 1.23% for 2022, from 1.09% for 2021. The average balance of interest-bearing liabilities increased $133.7 million to $9.03 billion for 2022, compared to $8.89 billion for 2021. Average interest-bearing deposits increased $181.7 million to $8.26 billion for 2022, from $8.08 billion for 2021. Within average interest-bearing deposits, average interest-bearing core deposits increased $359.7 million to $7.57 billion for 2022, compared with 2021. Average non-interest bearing demand deposits increased $206.3 million to $2.75 billion for 2022, from $2.54 billion for 2021. Average outstanding borrowings decreased $33.6 million to $756.3 million for 2022, compared to 2021. Average outstanding subordinated debentures decreased $14.4 million to $10.4 million for 2022, compared to 2021.
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
For the year ended December 31, 2022, the Company recorded an $8.4 million provision for credit losses on loans, compared to a $24.3 million negative provision for 2021. The Company, for the year ended December 31, 2022, had net loan charge-offs of $1.1 million, compared to net recoveries of $3.6 million for 2021. Total charge-offs for the year ended December 31, 2022 were $6.5 million, compared to $5.5 million for the year ended December 31, 2021. Recoveries for the year ended December 31, 2022, were $5.4 million, compared to $9.0 million for the year ended December 31, 2021. The increase in the year-over-year provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year and an increase in total loans outstanding.
Non-Interest Income. For the year ended December 31, 2022, non-interest income totaled $87.8 million, an increase of $980,000, compared to the same period in 2021. Other income increased $6.5 million to $14.2 million for the year ended December 31, 2022, compared to $7.7 million for the same period in 2021, primarily due to an $8.6 million gain realized on the sale of a foreclosed commercial office property and an increase in fees on loan-level interest rate swap transactions, partially offset by income recognized from a $3.4 million reduction in the contingent consideration related to the earn-out provisions of the 2019 purchase of Tirschwell & Loewy, Inc. by Beacon Trust Company, recorded in the prior year. Insurance agency income increased $1.2 million to $11.4 million for the year ended December 31, 2022, compared to $10.2 million for the same period in 2021, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, wealth management income decreased $2.9 million to $27.9 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a decrease in the market value of assets under management, partially offset by new business generation. BOLI income decreased $1.9 million to $6.0 million for the year ended December 31, 2022, compared to the same period in 2021, largely due to a decrease in benefit claims recognized and lower equity valuations. Additionally, fee income decreased $1.8 million to $28.1 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a decrease in debit card revenue, which was curtailed by the application of the Durbin amendment to the Company's operations beginning July 1, 2021 and a decrease in commercial loan prepayment fees, partially offset by an increase in deposit related fees.
Non-Interest Expense. Non-interest expense totaled $256.8 million for the year ended December 31, 2022, an increase of $6.8 million, compared to $250.1 million for the year ended December 31, 2021. Other operating expense increased $4.4 million to $43.0 million for the year ended December 31, 2022, compared to $38.6 million for the year ended December 31, 2021, primarily due to $4.1 million of transaction costs related to the pending merger with Lakeland. Compensation and benefits expense increased $3.8 million to $147.2 million for the year ended December 31, 2022, compared to $143.4 million for the year ended December 31, 2021, primarily due to increases in stock-based compensation and salary expense, partially offset by a decrease in the accrual for incentive compensation. Data processing expense increased $2.0 million to $21.8 million for the year ended December 31, 2022, mainly due to an increase in software subscription and maintenance expenses. Additionally, net occupancy expense increased $1.6 million to $34.6 million for the year ended December 31, 2022, compared to the same period in 2021, mainly due to increases in rent, depreciation and maintenance expenses, a portion of which were attributable to the Company's new administrative offices. Partially offsetting these increases, the Company recorded a $3.4 million negative provision for credit losses for off-balance sheet credit exposures, compared to a $1.5 million provision last year. The $4.9 million decrease in the provision for credit losses for off-balance sheet credit exposures for the year was primarily due to an increase in line of credit utilization, combined with a decrease in loans approved and awaiting closing.
Income Tax Expense. For the year ended December 31, 2022, the Company's income tax expense was $64.5 million with an effective tax rate of 26.8%, compared with $59.2 million with an effective tax rate of 26.1% for the year ended December 31, 2021. The increase in tax expense for the year ended December 31, 2022, compared with the same period last year was largely the result of an increase in taxable income, while the increase in the effective tax rate for the year ended December 31, 2022, compared with the prior year was largely due to non-deductible merger related transaction costs of $4.1 million in the current year.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2022 and 2021, loan repayments totaled $3.24 billion and $3.69 billion, respectively.
As deposit growth has slowed, the Company has continued to monitor and focus on deposit behavior and borrowing capacity with the FHLBNY and FRBNY.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.95 billion for the year ended December 31, 2022, compared to $3.52 billion for the year ended December 31, 2021. Purchases for the investment portfolio totaled $317.5 million for the year ended December 31, 2022, compared to $1.44 billion for the year ended December 31, 2021. At December 31, 2022, the Bank had outstanding loan commitments to borrowers of $2.06 billion, including undisbursed home equity lines and personal credit lines of $279.2 million.
Total deposits decreased $671.0 million for the year ended December 31, 2022. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $584.2 million at December 31, 2022. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2022, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2022, the Bank’s leverage (Tier 1) capital ratio was 9.51%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2022, the Bank’s total risk-based capital ratio was 11.58%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 10.50%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $2.06 billion at December 31, 2022, an increase of $1.6 million, from $2.05 billion at December 31, 2021.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits at December 31, 2022 were $751.4 million, an increase of $58.9 million, compared to $692.52 million at December 31, 2021. There were no security purchases in 2022 and 2021, which settled in January 2023 or January 2022, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate residential mortgage loans at origination. The Company retains residential fixed rate mortgages with terms of 15 years or less and biweekly payment residential mortgages with a term of 30 years or less. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate, LIBOR or SOFR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.
The Asset/Liability Committee meets at least monthly, or as needed, to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 7.1% at December 31, 2022, compared to 6.2% at December 31, 2021. Certificate of deposit accounts are generally short-term. As of December 31, 2022, 77.7% of all certificates of deposit had maturities of one year or less compared to 77.2% at December 31, 2021. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2022.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-100	$451,756	$(3,602)	(0.8)%
Static	455,358	—	—
100	458,572	3,214	0.7
200	461,391	6,033	1.3
300	464,125	8,767	1.9
The interest rate risk position of the Company remains moderately asset-sensitive notwithstanding the deployment of excess cash into fixed rate longer duration assets, including investment securities and loans. As a result, the preceding table indicates that, as of December 31, 2022, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a 1.9% or $8.8 million increase to net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.8%, or $3.6 million decrease in net interest income. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2022.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	$2,256,492	$(925)	—%	16.4%	(2.8)%
Flat	2,257,417	—	—	16.9	—
100	2,306,571	49,154	2.2	17.7	4.5
200	2,325,061	67,644	3.0	18.2	7.9
300	2,341,275	83,858	3.7	18.8	11.2
The preceding table indicates that as of December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience an 3.7%, or $83.9 million increase in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a $925,000 decrease in the present value of equity.
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
(1)    Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
(2)    Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2022 and 2021
(2)    Condensed Statement of Income for the years ended December 31, 2022, 2021 and 2020
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020
The supplementary data required by this Item is provided in Note 20 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or was required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $83.9 million of a total allowance for credit losses of $88.0 million as of December 31, 2022. The collective ACL on loans includes the measure of expected credit losses on a collective basis for loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate curves through the use of segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment. Using the historical relationship between the economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast that is applied over a period that has been determined to be reasonable and supportable. After the reasonable and supportable forecast period, the Company reverts to the long-term average of selected economic factors on a straight-line basis over a reversion period. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process.
We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the relationship between PD and LGD and the selected external economic forecast, and (2) certain qualitative adjustments and their significant assumptions. The assessment also included an evaluation of the conceptual soundness of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:
•evaluation of the collective ACL on loans methodology
•performance monitoring of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loan results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and design of the PD and LGD models by inspecting the Company’s model documentation to determine whether the models are suitable for their intended use
•assessing the selected economic forecast used by comparing it to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.
We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the collective ACL on loans by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1997.
Short Hills, New Jersey
March 1, 2023

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2023

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2022 and 2021
(Dollars in Thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$186,490	$506,270
Short-term investments	18	206,193
Total cash and cash equivalents	186,508	712,463
Available for sale debt securities, at fair value	1,803,548	2,057,851
Held to maturity debt securities, net (fair value of $373,468 and $449,709 at December 31, 2022 and December 31, 2021, respectively).	387,923	436,150
Equity securities, at fair value	1,147	1,325
Federal Home Loan Bank stock	68,554	34,290
Loans	10,248,883	9,581,624
Less allowance for credit losses	88,023	80,740
Net loans	10,160,860	9,500,884
Foreclosed assets, net	2,124	8,731
Banking premises and equipment, net	79,794	80,559
Accrued interest receivable	51,903	41,990
Intangible assets	460,892	464,183
Bank-owned life insurance	239,040	236,630
Other assets	341,143	206,146
Total assets	$13,783,436	$13,781,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,373,005	$9,080,956
Savings deposits	1,438,583	1,460,541
Certificates of deposit of $100 thousand or more	504,627	368,277
Other time deposits	246,809	324,238
Total deposits	10,563,024	11,234,012
Mortgage escrow deposits	35,705	34,440
Borrowed funds	1,337,370	626,774
Subordinated debentures	10,493	10,283
Other liabilities	239,141	178,597
Total liabilities	12,185,733	12,084,106
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,169,196 shares outstanding at December 31, 2022, and 76,969,999 shares outstanding at December 31, 2021	832	832
Additional paid-in capital	981,138	969,815
Retained earnings	918,158	814,533
Accumulated other comprehensive (loss) income, net of tax	(165,045)	6,863
Treasury stock	(127,154)	(79,603)
Unallocated common stock held by the Employee Stock Ownership Plan	(10,226)	(15,344)
Common stock acquired by deferred compensation plans	(3,427)	(3,984)
Deferred compensation plans	3,427	3,984
Total stockholders’ equity	1,597,703	1,697,096
Total liabilities and stockholders’ equity	$13,783,436	$13,781,202
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020
(Dollars in Thousands, except share data)

	Years ended December 31,
	2022	2021	2020
Interest income:
Real estate secured loans	$304,321	$252,336	$224,925
Commercial loans	98,961	99,163	82,157
Consumer loans	14,368	13,574	16,922
Available for sale debt securities and Federal Home Loan Bank stock	36,619	23,798	25,446
Held to maturity debt securities	9,894	10,743	11,461
Deposits, federal funds sold and other short-term investments	2,018	2,725	2,398
Total interest income	466,181	402,339	363,309
Interest expense:
Deposits	38,704	26,513	33,589
Borrowed funds	9,310	8,614	16,638
Subordinated debentures	615	1,189	512
Total interest expense	48,629	36,316	50,739
Net interest income	417,552	366,023	312,570
Provision charge (benefit) for credit losses	8,388	(24,339)	29,719
Net interest income after provision for credit losses	409,164	390,362	282,851
Non-interest income:
Fees	28,128	29,967	23,847
Wealth management income	27,870	30,756	25,733
Insurance agency income	11,440	10,216	3,513
Bank-owned life insurance	5,988	7,930	6,491
Net gain on securities transactions	181	255	81
Other income	14,182	7,685	12,766
Total non-interest income	87,789	86,809	72,431
Non-interest expense:
Compensation and employee benefits	147,203	143,366	130,868
Net occupancy expense	34,566	32,932	27,142
Data processing expense	21,753	19,755	20,767
FDIC Insurance	5,195	6,260	3,116
Advertising and promotion expense	5,191	3,951	4,400
Credit loss expense for off-balance sheet credit exposures	(3,384)	1,515	1,814
Amortization of intangibles	3,292	3,664	3,425
Other operating expenses	43,031	38,610	36,196
Total non-interest expense	256,847	250,053	227,728
Income before income tax expense	240,106	227,118	127,554
Income tax expense	64,458	59,197	30,603
Net income	$175,648	$167,921	$96,951
Basic earnings per share	$2.35	$2.20	$1.39
Average basic shares outstanding	74,700,623	76,471,933	69,548,499
Diluted earnings per share	$2.35	$2.19	$1.39
Average diluted shares outstanding	74,782,370	76,560,840	69,625,958
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020
(Dollars in Thousands)

	Years ended December 31,
	2022	2021	2020
Net income	$175,648	$167,921	$96,951
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(186,361)	(23,730)	14,944
Reclassification adjustment for gains included in net income	(42)	(171)	—
Total	(186,403)	(23,901)	14,944
Unrealized gains (losses) on derivatives designated as cash flow hedges	15,904	9,047	(5,269)
Amortization related to post-retirement obligations	(1,409)	4,062	4,159
Total other comprehensive (loss) income, net of tax	(171,908)	(10,792)	13,834
Total comprehensive income	$3,740	$157,129	$110,785

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	96,951	—	—	—	—	—	96,951
Other comprehensive income, net of tax	—	—	—	13,834	—	—	—	—	13,834
Acquisition of deferred compensation plan	—	—	—	—	—	—	(1,336)	1,336	—
Cash dividends paid ($0.92 per share)	—	—	(65,823)	—	—	—	—	—	(65,823)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Distributions from deferred comp plans	—	84	—	—	—	—	620	(620)	84
Purchases of treasury stock	—	—	—	—	(21,161)	—	—	—	(21,161)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(969)	—	—	—	(969)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of Employee Stock Ownership Plan ("ESOP") shares	—	(116)	—	—	—	4,670	—	—	4,554
Allocation of Stock Award Plan ("SAP") shares	—	5,330	—	—	—	—	—	—	5,330
Allocation of stock options	—	189	—	—	—	—	—	—	189
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	167,921	—	—	—	—	—	167,921
Other comprehensive loss, net of tax	—	—	—	(10,792)	—	—	—	—	(10,792)
Cash dividends paid ($0.94 per share)	—	—	(71,478)	—	—	—	—	—	(71,478)
Distributions from deferred comp plans	—	154	—	—	—	—	565	(565)	154
Purchases of treasury stock	—	—	—	—	(20,711)	—	—	—	(20,711)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Option exercises	—	(200)	—	—	1,087	—	—	—	887
Allocation of ESOP shares	—	1,757	—	—	—	4,871	—	—	6,628
Allocation of SAP shares	—	5,451	—	—	—	—	—	—	5,451
Allocation of stock options	—	200	—	—	—	—	—	—	200
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	175,648	—	—	—	—	—	175,648
Other comprehensive loss, net of tax	—	—	—	(171,908)	—	—	—	—	(171,908)
Cash dividends paid ($0.96 per share)	—	—	(72,023)	—	—	—	—	—	(72,023)
Distributions from deferred comp plans	—	176	—	—	—	—	557	(557)	176
Purchases of treasury stock	—	—	—	—	(46,530)	—	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,021)	—	—	—	(1,021)
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	1,542	—	—	—	5,118	—	—	6,660
Allocation of SAP shares	—	9,407	—	—	—	—	—	—	9,407
Allocation of stock options	—	198	—	—	—	—	—	—	198
Balance at December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(Dollars in Thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$175,648	$167,921	$96,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,076	12,656	11,012
Provision charge (benefit) for credit losses on loans and securities	8,388	(24,339)	29,719
Credit loss (benefit) charge for off-balance sheet credit exposure	(3,384)	1,515	1,814
Deferred tax expense (benefit)	2,220	12,413	(7,929)
Amortization of operating lease right-of-use assets	10,617	10,074	9,012
Income on Bank-owned life insurance	(5,988)	(7,930)	(6,491)
Net amortization of premiums and discounts on securities	12,673	15,841	10,058
Accretion of net deferred loan fees	(9,262)	(7,763)	(9,492)
Amortization of premiums on purchased loans, net	270	604	1,032
Originations of loans held for sale	(22,295)	(47,675)	(87,413)
Proceeds from sales of loans originated for sale	20,521	49,530	89,126
ESOP expense	4,140	4,318	2,401
Allocation of stock award shares	9,407	5,451	5,330
Allocation of stock options	198	200	189
Net gain on sale of loans	(1,515)	(1,855)	(1,713)
Net gain on securities transactions	(181)	(255)	(81)
Net gain on sale of premises and equipment	(22)	(42)	(947)
Net gain on sale of foreclosed assets	(8,541)	(461)	(821)
(Increase) decrease in accrued interest receivable	(9,913)	4,460	8,472
(Increase) decrease in other assets	(56,291)	10,264	(106,811)
Increase (decrease) in other liabilities	60,544	(48,113)	59,883
Net cash provided by operating activities	200,310	156,814	103,301
Cash flows from investing activities:
Net (increase) decrease in loans	(649,216)	253,221	(717,947)
Proceeds from sales of foreclosed assets	16,155	1,368	3,610
Proceeds from maturities, calls and paydowns of investment securities held to maturity	73,841	47,637	62,051
Purchases of investment securities held to maturity	(27,043)	(34,599)	(49,228)
Proceeds from sales of securities available for sale	—	9,442	13,905
Proceeds from maturities calls and paydowns of securities available for sale	278,779	393,173	350,335
Purchases of securities available for sale	(290,426)	(1,400,980)	(248,863)
Proceeds from redemption of Federal Home Loan Bank stock	162,987	30,870	115,630
Purchases of Federal Home Loan Bank stock	(197,251)	(5,671)	(106,605)
Cash received, net of cash consideration paid for acquisition	—	—	78,089
BOLI claim benefits received	970	7,964	6,527
Purchases of loans	(6,971)	(5,230)	—
Proceeds from sales of premises and equipment	22	42	947
Purchases of premises and equipment	(9,411)	(13,805)	(12,825)
Net cash used in investing activities	(647,564)	(716,568)	(504,374)
Cash flows from financing activities:
Net (decrease) increase in deposits	(670,988)	1,396,183	977,442
Increase in mortgage escrow deposits	1,265	142	7,494
Purchase of treasury stock	(46,530)	(20,711)	(21,161)
Purchase of employee restricted shares to fund statutory tax withholding	(1,021)	(961)	(969)
Cash dividends paid to stockholders	(72,023)	(71,478)	(65,823)
Shares issued to dividend reinvestment plan	—	—	451
Stock options exercised	—	887	—
Proceeds from long-term borrowings	3,982,100	913,685	2,429,999
Payments on long-term borrowings	(3,252,556)	(1,454,440)	(2,286,722)
Net decrease in short-term borrowings	(18,948)	(8,443)	(294,033)
Repayment of subordinated debentures	—	(15,000)	—
Net cash (used in) provided by financing activities	(78,701)	739,864	746,678
Net (decrease) increase in cash and cash equivalents	(525,955)	180,110	345,605
Cash and cash equivalents at beginning of period	685,163	418,053	145,748
Restricted cash at beginning of period	27,300	114,300	41,000
Total cash, cash equivalents and restricted cash at beginning of period	712,463	532,353	186,748
Cash and cash equivalents at end of period	186,438	685,163	418,053
Restricted cash at end of period	70	27,300	114,300
Total cash, cash equivalents and restricted cash at end of period	$186,508	712,463	532,353
Cash paid during the period for:
Interest on deposits and borrowings	$46,896	35,910	49,419
Income taxes	$51,050	57,471	36,514
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,208	434	2,516
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	—	—	255,242
Loans, net	—	—	1,752,529
Bank-owned life insurance	—	—	37,237
Goodwill and other intangible assets	—	—	32,404
Bank premises and equipment	—	—	16,620
Other assets	—	—	23,587
Total non-cash assets acquired at fair value	$—	—	2,117,619

Liabilities assumed:
Deposits	$—	$—	$1,757,777
Borrowings	—	$—	$226,656
Other Liabilities	—	$—	$30,447
Total liabilities assumed	$—	—	2,014,880

Common stock issued for acquisitions	$—	—	180,828
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
Business
The Company, through the Bank, provides a full range of banking services to individual and business customers through branch offices in New Jersey, Queens and Nassau Counties, New York and eastern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.
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
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2022 and the Company had one security rated with a triple-B by Moody’s Investors Service.
Premiums on securities are amortized into income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted into income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis, while dividend income is recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.
Equity Securities
The Company holds equity securities that are traded in active markets with readily determinable fair value using quoted market prices.
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
The Bank defers loan origination fees and certain direct loan origination costs and accretes or amortizes such amounts as an adjustment to the yield over the contractual lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies using the effective interest method.
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
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2022, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated are identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process.

Generally, the Company only evaluates loans individually for specific reserves if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified as a TDR.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual qualitative assessment of goodwill as of July 1, 2022. Based upon its assessment of goodwill, the Company concluded that no further quantitative analysis was warranted.
Core deposit premiums represent the intangible value of depositor relationships assumed in previous purchase acquisitions and are amortized on an accelerated basis over 8.8 years, while the core deposit premium related to SB One is amortized over its estimated useful life of 10.0 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisitions of Beacon Trust Company ("Beacon"), The MDE Group, Inc. ("MDE"), Tirschwell & Loewy, Inc. ("T&L"), and SB One Bank and are amortized on an accelerated basis over 12.0 years, 10.4 years, 10.0 years, and 13.0 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2022, there were 104,129 shares held by the DDFP.
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
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on available for sale debt securities, unrealized gains and losses on derivatives that are designated as cash flow hedges and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.
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

Impact of Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. This standard is not expected to have a material financial impact on the Company's consolidated financial statements, but is expected to have a meaningful impact on our required disclosures in the Notes to our Consolidated Financial Statements.
In March 2022, the FASB issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. The Company adopted this standard on January 1, 2023 on a prospective basis; with no impact to the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019 the Company formed, a cross-functional team to develop transition plans for the LIBOR transition to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. In 2023, we expect LIBOR to be phased out as an interest rate benchmark in pricing assets or liabilities. We are not entering into any new agreements that reference LIBOR. Additionally, the Company is in the process of amending existing asset and liability contracts that reference LIBOR to reference a new benchmark rate. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") for most type of transactions. This standard is not expected to have a material impact on the Company's consolidated financial statements. In addition, in December 2022 the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848,)” which provides optional guidance to ease the potential burden in account for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance is to provide temporary relief during the transition period away from LIBOR toward new interest rate benchmarks. The amendments in ASU 2022-06 defer the sunset date provision from December 31, 2022 to December 31,

2024. ASU 2022-06 was effective immediately upon issuance and is not expected to have an impact on the Company’s financial statements or disclosures.
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder's and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2022, the liquidation account, which is an off-balance sheet memorandum account, amounted to $7.7 million.
(3) Business Combinations
Lakeland Bancorp, Inc. Merger Agreement
On September 26, 2022, the Company, NL 239 Corp., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Lakeland Bancorp, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which Provident and Lakeland have agreed to combine their respective businesses.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland (“Lakeland Bank”), will merge with and into Provident Bank, a New Jersey state-chartered savings bank and a wholly owned subsidiary of the Company (“Provident Bank”), with Provident Bank as the surviving bank (the “bank merger” and, together with the merger and the holdco merger, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own. Based on the closing price of the Company’s common stock on the New York Stock Exchange on September 26, 2022, the last trading day before the public announcement of the merger, the exchange ratio represented approximately $19.27 in value for each share of Lakeland common stock, representing a merger consideration of approximately $1.3 billion on an aggregate basis.
The Company has received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland has received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. The completion of the merger remains subject to receipt of the requisite bank regulatory approvals and other customary closing conditions.

SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans, which included PCD loans totaling $294.2 million, and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. As part of the acquisition, the addition of Provident Protection Plus, Inc., formerly SB One Insurance Agency, Inc., resulted in expansion of commercial and personal insurance products.
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
(4) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2022 and 2021 was $70,000 and $27.3 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.

(5) Held to Maturity Debt Securities
Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.
All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at December 31, 2022 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at December 31, 2022 and 2021 (in thousands):

	2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,997	—	(1,033)	8,964
State and municipal obligations	366,164	268	(13,015)	353,417
Corporate obligations	11,789	1	(703)	11,087
	$387,950	269	(14,751)	373,468

	2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,996	—	(175)	9,821
Mortgage-backed securities	21	—	—	21
State and municipal obligations	415,724	14,463	(635)	429,552
Corporate obligations	10,448	19	(152)	10,315
	$436,189	14,482	(962)	449,709
The amortized cost and fair value of held to maturity debt securities at December 31, 2022 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2022
	Amortized cost	Fair value
Due in one year or less	$20,280	20,188
Due after one year through five years	153,915	151,104
Due after five years through ten years	173,389	168,040
Due after ten years	40,366	34,136
	$387,950	373,468
The allowance for credit losses on held to maturity debt securities at December 31, 2022 and 2021 were $27,000 and $39,000, respectively, and are excluded from amortized cost in the tables above.
The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $340.2 million and $414.2 million at December 31, 2022 and 2021, respectively, were pledged to secure municipal deposits.
During 2022, the Company recognized gains of $123,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $39.2 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2022.
For 2021, the Company recognized gains of $25,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $36.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2021.
For the 2020 period, the Company recognized gains of $81,000 and no losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $49.3 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2020.

The number of securities in an unrealized loss position as of December 31, 2022 totaled 439, compared with 53 at December 31, 2021. The increase in the number of securities in an unrealized loss position at December 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2022 (in thousands):

	December 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,997	—	—	—	—	9,997
State and municipal obligations	48,453	171,934	143,829	770	1,178	366,164
Corporate obligations	507	3,592	7,415	—	275	11,789
	$58,957	175,526	151,244	770	1,453	387,950

	December 31, 2021
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,996	—	—	—	—	9,996
Mortgage-backed securities	21	—	—	—	—	21
State and municipal obligations	54,583	314,396	44,392	945	1,408	415,724
Corporate obligations	510	2,634	7,279	—	25	10,448
	$65,110	317,030	51,671	945	1,433	436,189

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At December 31, 2022, the held to maturity debt securities portfolio was comprised of 15% rated AAA, 45% rated AA, 39% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

(6) Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at December 31, 2022 and 2021 (in thousands):

	2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$275,620	—	(29,804)	245,816
Mortgage-backed securities	1,636,913	209	(209,983)	1,427,139
Asset-backed securities	37,706	278	(363)	37,621
State and municipal obligations	67,706	—	(10,842)	56,864
Corporate obligations	40,540	50	(4,482)	36,108
	$2,058,485	537	(255,474)	1,803,548

	2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$196,897	298	(866)	196,329
Mortgage-backed securities	1,711,312	14,082	(16,563)	1,708,831
Asset-backed securities	45,115	1,687	(5)	46,797
State and municipal obligations	68,702	1,127	(122)	69,707
Corporate obligations	36,109	425	(347)	36,187
	$2,058,135	17,619	(17,903)	2,057,851
Available for sale debt securities having a carrying value of $1.25 billion and $1.56 billion at December 31, 2022 and 2021, respectively, were pledged to secure securities sold under repurchase agreements.
The amortized cost and fair value of available for sale debt securities at December 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2022
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	194,949	176,459
Due after five years through ten years	125,582	109,597
Due after ten years	63,335	52,732
	$383,866	338,788
Investments which pay principal on a periodic basis totaling $1.67 billion at amortized cost and fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million, with gains of $58,000 and no losses recognized. For 2021, proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.4 million, with gains of $230,000 and no losses recognized.
The number of securities in an unrealized loss position as of December 31, 2022 totaled 475, compared with 113 at December 31, 2021. The increase in the number of securities in an unrealized loss position at December 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. All securities in an unrealized loss position were investment grade at December 31, 2022.

(7) Loans Receivable and Allowance for Credit Losses
Loans receivable at December 31, 2022 and 2021 are summarized as follows (in thousands):

	2022	2021
Mortgage loans:
Residential	$1,177,698	1,202,638
Commercial	4,316,185	3,827,370
Multi-family	1,513,818	1,364,397
Construction	715,494	683,166
Total mortgage loans	7,723,195	7,077,571
Commercial loans	2,233,670	2,188,866
Consumer loans	304,780	327,442
Total gross loans	10,261,645	9,593,879
Premiums on purchased loans	1,380	1,451
Net deferred fees	(14,142)	(13,706)
Total loans	$10,248,883	9,581,624
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2022, 2021 and 2020, as a result of prepayments and normal amortization, interest income decreased $270,000, $604,000 and $1.0 million, respectively.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	At December 31, 2022
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$1,411	1,114	1,928	—	4,453	1,173,245	1,177,698	1,928
Commercial	2,300	412	28,212	—	30,924	4,285,261	4,316,185	22,961
Multi-family	790	—	1,565	—	2,355	1,511,463	1,513,818	1,565
Construction	905	1,097	1,878	—	3,880	711,614	715,494	1,878
Total mortgage loans	5,406	2,623	33,583	—	41,612	7,681,583	7,723,195	28,332
Commercial loans	964	1,014	24,188	—	26,166	2,207,504	2,233,670	21,156
Consumer loans	885	147	738	—	1,770	303,010	304,780	739
Total gross loans	$7,255	3,784	58,509	—	69,548	10,192,097	10,261,645	50,227

	At December 31, 2021
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$7,229	1,131	6,072	—	14,432	1,188,206	1,202,638	6,072
Commercial	720	3,960	16,887	—	21,567	3,805,803	3,827,370	16,887
Multi-family	—	—	439	—	439	1,363,958	1,364,397	439
Construction	—	—	2,365	—	2,365	680,801	683,166	2,365
Total mortgage loans	7,949	5,091	25,763	—	38,803	7,038,768	7,077,571	25,763
Commercial loans	7,229	1,289	20,582	—	29,100	2,159,766	2,188,866	14,453
Consumer loans	649	228	1,682	—	2,559	324,883	327,442	1,682
Total gross loans	$15,827	6,608	48,027	—	70,462	9,523,417	9,593,879	41,898
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status. The principal amount of non-accrual loans was $58.5 million and $48.0 million at December 31, 2022 and 2021, respectively. There were no loans 90-days or greater past due and still accruing interest at December 31, 2022 and 2021.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.0 million, $1.2 million and $3.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2022, 2021 and 2020 was $947,000, $1.3 million and $1.9 million, respectively.
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
At December 31, 2022, there were 128 impaired loans totaling $68.8 million, of which 118 loans totaling $26.0 million were TDRs. Included in this total were 104 TDRs related to 101 borrowers totaling $19.5 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2022. At December 31, 2021, there were 155 impaired loans totaling $52.3 million, of which 132 loans totaling $30.6 million were TDRs. Included in this total were 115 TDRs related to 111 borrowers totaling $21.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2021.
At December 31, 2022 and December 31, 2021, the Company had $24.0 million and $18.2 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at December 31, 2022 consisted of $23.2 million in commercial loans, $737,000 in residential real estate loans and $57,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$80,740	101,466	55,525
Provision charged to operations	8,400	(24,300)	29,712
Increase due to the initial adoption of CECL	—	—	7,920
Initial allowance related to PCD loans	—	—	13,586
Recoveries of loans previously charged off	5,431	9,030	2,636
Loans charged off	(6,548)	(5,456)	(7,913)
Balance at end of period	$88,023	80,740	101,466

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	For the Year Ended December 31, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charged to operations	11,087	(2,489)	(198)	8,400
Recoveries of loans previously charged off	585	4,192	654	5,431
Loans charged off	(5,558)	(633)	(357)	(6,548)
Balance at end of period	$58,218	27,413	2,392	88,023

	For the Year Ended December 31, 2021
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$68,307	27,084	6,075	101,466
Provision charged to operations	(13,720)	(6,313)	(4267)	(24,300)
Recoveries of loans previously charged off	859	7,169	1002	9,030
Loans charged off	(3,342)	(1,597)	(517)	(5,456)
Balance at end of period	$52,104	26,343	2,293	80,740
For the year ended December 31, 2022, the Company recorded an $8.4 million provision for credit losses on loans, compared with a negative provision for credit losses of $24.3 million for the year ended December 31, 2021. The increase in the year-over-year provision for credit losses was largely a function of the significant favorable impact of the post-pandemic recovery resulting in a large negative provision taken in the prior year and an increase in total loans outstanding.
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

The following tables present the number of loans modified as TDRs during the years ended December 31, 2022 and 2021 and their balances immediately prior to the modification date and post-modification as of December 31, 2022 and 2021.

	Year Ended December 31, 2022
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$265	198
Multi-Family	1	1,618	1,566
Total mortgage loans	3	1,883	1,764
Commercial loans	1	209	143
Consumer loans	1	108	85
Total restructured loans	5	$2,200	1,992

	Year Ended December 31, 2021
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	7	$1,274	1,142
Commercial	3	3,086	2,902
Total mortgage loans	10	4,360	4,044
Commercial loans	4	2,940	2,287
Total restructured loans	14	$7,300	6,331

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the years ended December 31, 2022 and 2021, there were $5.5 million and $3.8 million of charge-offs recorded on collateral dependent impaired loans, respectively.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.35% and 4.12%, compared to a yield of 4.29% and 5.74% prior to modification for the years ended December 31, 2022 and 2021, respectively.
There was one loan totaling $143,000 which had a payment default (90 days or more past due) which was modified as a TDR within the 12 month periods ending December 31, 2022. There were no payment defaults for loans modified as a TDR within the 12 month periods ending December 31, 2021. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At December 31, 2022, the balance of PCD loans totaled $193.0 million with a related allowance for credit losses of $1.7 million. The balance of PCD loans at December 31, 2021 was $246.9 million with a related allowance for credit losses of $2.8 million.

The following table presents loans individually evaluated for impairment by class and loan category (in thousands):

	At December 31, 2022					At December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$11,162	8,756	—	9,109	414	$12,326	9,814	—	9,999	423
Commercial	13,619	11,610	—	12,481	13	15,310	14,685	—	15,064	63
Multi-family	1,618	1,566	—	1,596	12	—	—	—	—	—
Construction	1,100	1,100	—	1,100	—	1,656	1,588	—	1,643	30
Total	27,499	23,032	—	24,286	439	29,292	26,087	—	26,706	516
Commercial loans	20,701	17,029	—	19,689	82	9,845	7,254	—	7,714	33
Consumer loans	1,215	735	—	785	77	1,389	853	—	1,613	115
Total loans	$49,415	40,796	—	44,760	598	$40,526	34,194	—	36,033	664
Loans with an allowance recorded
Mortgage loans:
Residential	$5,969	5,735	605	5,824	228	$7,994	7,652	858	7,742	278
Commercial	22,731	18,182	583	24,870	33	871	871	17	894	48
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	28,700	23,917	1,188	30,694	261	8,865	8,523	875	8,636	326
Commercial loans	4,028	3,756	1,155	5,225	75	9,498	9,166	3,358	8,304	257
Consumer loans	323	303	45	308	13	391	371	51	379	18
Total loans	$33,051	27,976	2,388	36,227	349	$18,754	18,060	4,284	17,319	601
Total
Mortgage loans:
Residential	$17,131	14,491	605	14,933	642	$20,320	17,466	858	17,741	701
Commercial	36,350	29,792	583	37,351	46	16,181	15,556	17	15,958	111
Multi-family	1,618	1,566	—	1,596	12	—	—	—	—	—
Construction	1,100	1,100	—	1,100	—	1,656	1,588	—	1,643	30
Total	56,199	46,949	1,188	54,980	700	38,157	34,610	875	35,342	842
Commercial loans	24,729	20,785	1,155	24,914	157	19,343	16,420	3,358	16,018	290
Consumer loans	1,538	1,038	45	1,093	90	1,780	1,224	51	1,992	133
Total loans	$82,466	68,772	2,388	80,987	947	$59,280	52,254	4,284	53,352	1,265
At December 31, 2022, impaired loans consisted of 128 residential, commercial, commercial mortgage and consumer loans totaling $68.8 million, of which 25 loans totaling $49.2 million were included in non-accrual loans. At December 31, 2021, impaired loans consisted of 155 residential, commercial, commercial mortgage and consumer loans totaling $52.3 million, of which 40 loans totaling $30.3 million were included in non-accrual loans. Specific allocations of the allowance for credit losses attributable to impaired loans totaled $2.4 million and $4.3 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, impaired loans for which there was no related allowance for credit losses totaled $40.8 million and $34.2 million, respectively. The average balances of impaired loans during the years ended December 31, 2022 and 2021 were $81.0 million and $53.4 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $2.06 billion and $2.05 billion at December 31, 2022 and 2021, respectively, and undisbursed home equity and personal credit lines of $279.2 million and $252.4 million, at December 31, 2022 and 2021, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan were made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. Eligibility ended for this program on May 2021. PPP loans are included in the commercial loan portfolio. As of December 31, 2022, the Company secured 2,067 PPP loans for its customers totaling $682.0 million, which includes both the initial round and the second round of PPP. As of December 31, 2022, 2,053 PPP loans totaling $679.2 million were forgiven. The balance at December 31, 2022 for PPP loans was $2.8 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	Gross Loans Held by Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	—	1,114	—	—	1,114
Substandard	—	—	—	—	264	4,417	—	—	4,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	—	—	—	264	5,531	—	—	5,795
Pass/Watch	151,077	212,697	211,445	95,872	58,226	442,586	—	—	1,171,903
Total residential	$151,077	212,697	211,445	95,872	58,490	448,117	—	—	1,177,698
Commercial Mortgage
Special mention	$—	—	3,071	26,809	52,509	14,740	—	—	97,129
Substandard	—	—	—	—	18,020	11,774	434	—	30,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	26,809	70,529	26,514	434	—	127,357
Pass/Watch	951,367	630,584	567,448	546,474	218,620	1,164,854	94,716	14,765	4,188,828
Total commercial mortgage	$951,367	630,584	570,519	573,283	289,149	1,191,368	95,150	14,765	4,316,185
Multi-family
Special mention	$—	—	—	—	—	9,730	—	—	9,730
Substandard	—	—	—	—	—	2,356	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,086	—	—	12,086
Pass/Watch	142,550	150,293	282,228	234,953	187,499	502,177	887	1,145	1,501,732
Total multi-family	$142,550	150,293	282,228	234,953	187,499	514,263	887	1,145	1,513,818
Construction
Special mention	$—	—	—	—	19,728	905	—	—	20,633
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	20,505	905	—	—	23,607
Pass/Watch	168,674	362,542	103,067	38,639	16,917	62		1,986	691,887
Total construction	$168,674	362,542	103,067	40,836	37,422	967	—	1,986	715,494
Total Mortgage
Special mention	$—	—	3,071	26,809	72,237	26,489	—	—	128,606
Substandard	—	—	—	2,197	19,061	18,547	434	—	40,239
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	29,006	91,298	45,036	434	—	168,845
Pass/Watch	1,413,668	1,356,116	1,164,188	915,938	481,262	2,109,679	95,603	17,896	7,554,350

	Gross Loans Held by Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total Mortgage	$1,413,668	1,356,116	1,167,259	944,944	572,560	2,154,715	96,037	17,896	7,723,195
Commercial
Special mention	$75	1,148	444	201	10,156	4,379	14,530	140	31,073
Substandard	—	7,605	10,230	4,391	3,561	13,734	7,604	364	47,489
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	10,674	4,592	13,717	18,113	22,134	504	78,562
Pass/Watch	377,662	320,334	162,175	161,150	87,396	522,798	492,717	30,876	2,155,108
Total commercial	$377,737	329,087	172,849	165,742	101,113	540,911	514,851	31,380	2,233,670
Consumer (1)
Special mention	$—	—	—	—	—	146	—	—	146
Substandard	—		8	—	109	332	209	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	8	—	109	478	209	—	804
Pass/Watch	30,132	20,671	2,909	16,682	16,156	88,173	115,777	13,476	303,976
Total consumer	$30,132	20,671	2,917	16,682	16,265	88,651	115,986	13,476	304,780
Total Loans
Special mention	$75	1,148	3,515	27,010	82,393	31,014	14,530	140	159,825
Substandard	—	7,605	10,238	6,588	22,731	32,613	8,247	364	88,386
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	13,753	33,598	105,124	63,627	22,777	504	248,211
Pass/Watch	1,821,462	1,697,121	1,329,272	1,093,770	584,814	2,720,650	704,097	62,248	10,013,434
Total gross loans	$1,821,537	1,705,874	1,343,025	1,127,368	689,938	2,784,277	726,874	62,752	10,261,645
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Residential (1)
Special mention	$—	—	—	—	697	434	—	—	1,131
Substandard	—	—	—	280	166	8,569	—	—	9,015
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	280	863	9,003	—	—	10,146
Pass/Watch	229,106	235,949	113,206	67,493	75,906	470,832	—	—	1,192,492
Total residential	$229,106	235,949	113,206	67,773	76,769	479,835	—	—	1,202,638

Commercial Mortgage
Special mention	$—	2,624	28,706	22,296	9,657	26,668	1,094	—	91,045
Substandard	—	—	18	34,260	7,352	34,356	799	—	76,785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	2,624	28,724	56,556	17,009	61,024	1,893	—	167,830
Pass/Watch	655,105	600,030	589,578	298,665	430,947	952,746	101,618	30,851	3,659,540
Total commercial mortgage	$655,105	602,654	618,302	355,221	447,956	1,013,770	103,511	30,851	3,827,370

Multi-family
Special mention	$—	—	—	—	3,053	271	—	—	3,324
Substandard	—	439	—		—	945	—	—	1,384
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	439	—	—	3,053	1,216	—	—	4,708
Pass/Watch	154,419	294,716	166,558	173,583	117,654	448,710	2,880	1,169	1,359,689
Total multi-family	$154,419	295,155	166,558	173,583	120,707	449,926	2,880	1,169	1,364,397

Construction
Special mention	$—	1,125	—	—	—	—	—	—	1,125
Substandard	—	—	—	2,365	—	—	—	—	2,365
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,125	—	2,365	—	—	—	—	3,490
Pass/Watch	173,843	176,182	219,331	94,363	9,604	103		6,250	679,676
Total construction	$173,843	177,307	219,331	96,728	9,604	103	—	6,250	683,166

Total Mortgage
Special mention	$—	3,749	28,706	22,296	13,407	27,373	1,094	—	96,625
Substandard	—	439	18	36,905	7,518	43,870	799	—	89,549
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	4,188	28,724	59,201	20,925	71,243	1,893	—	186,174

	Gross Loans Held by Investment by Year of Origination at December 31, 2021
	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	1,212,473	1,306,877	1,088,673	634,104	634,111	1,872,391	104,498	38,270	6,891,397
Total Mortgage	$1,212,473	1,311,065	1,117,397	693,305	655,036	1,943,634	106,391	38,270	7,077,571

Commercial
Special mention	$1,232	2,662	2,816	3,263	24,418	40,561	8,389	2,155	85,496
Substandard	—	736	5,517	5,860	5,747	64,807	13,622	1,821	98,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	3,398	8,333	9,123	30,165	105,368	22,011	3,976	183,606
Pass/Watch	415,924	222,132	179,193	154,440	149,567	489,051	355,097	39,856	2,005,260
Total commercial	$417,156	225,530	187,526	163,563	179,732	594,419	377,108	43,832	2,188,866

Consumer (1)
Special mention	$—	—	—	—	—	—	109	94	228
Substandard	—	—	—	116	116	2	1,514	—	1,638
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	116	116	2	1,623	94	1,866
Pass/Watch	25,140	4,503	24,272	21,046	21,046	15,804	99,106	16,358	325,576
Total consumer	$25,140	4,503	24,272	21,162	21,162	15,806	100,729	16,452	327,442

Total Loans
Special mention	$1,232	6,411	31,522	25,559	25,559	37,825	68,043	2,249	182,349
Substandard	—	1,175	5,535	42,881	42,881	13,267	110,191	1,821	189,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,232	7,586	37,057	68,440	68,440	51,092	178,234	4,070	371,646
Pass/Watch	1,653,537	1,533,512	1,292,138	809,590	809,590	799,482	2,460,548	94,484	9,222,233
Total gross loans	$1,654,769	1,541,098	1,329,195	878,030	878,030	850,574	2,638,782	98,554	9,593,879
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

(8) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Land	$14,424	14,474
Banking premises	74,945	75,143
Furniture, fixtures and equipment	55,883	54,860
Leasehold improvements	49,878	47,379
Construction in progress	1,012	4,775
	196,142	196,631
Less accumulated depreciation and amortization	116,348	116,072
Total banking premises and equipment	$79,794	80,559
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $9.8 million, $9.0 million and $7.6 million, respectively.
(9) Intangible Assets
Intangible assets at December 31, 2022 and 2021 are summarized as follows (in thousands):

	2022	2021
Goodwill	$443,623	443,623
Core deposit premiums	2,445	3,175
Customer relationship and other intangibles	14,202	16,690
Mortgage servicing rights	622	695
Total intangible assets	$460,892	464,183
For the year ended, December 31, 2021, the Company updated certain estimates used in the purchase price allocation related to the SB One acquisition, primarily with respect to the marginal tax rate of deferred tax assets (“DTA”). As a result, the fair value of the net assets acquired decreased by $1.4 million and the impact of these measurement period adjustments increased goodwill to $23.9 million.
Amortization expense of intangible assets for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Core deposit premiums	$730	917	824
Customer relationship and other intangibles	2,488	2,597	2,457
Mortgage servicing rights	74	150	144
Total amortization expense of intangible assets	$3,292	3,664	3,425
Scheduled amortization of core deposit premiums and customer relationship and other intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2023	$2,771
2024	2,432
2025	2,266
2026	2,096
2027	2,043

(10) Deposits
Deposits at December 31, 2022 and 2021 are summarized as follows (in thousands):

	2022	Weighted average interest rate	2021	Weighted average interest rate
Savings deposits	$1,438,583	0.15%	$1,460,541	0.10%
Money market accounts	2,542,160	1.21	2,592,523	0.27
NOW accounts	3,186,926	1.24	3,722,198	0.20
Non-interest bearing deposits	2,643,919	—	2,766,235	—
Certificates of deposit	751,436	1.88	692,515	0.58
Total deposits	$10,563,024		$11,234,012
 Scheduled maturities of certificates of deposit accounts at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Within one year	$584,150	534,459
One to three years	146,053	115,833
Three to five years	21,111	41,987
Five years and thereafter	122	236
	$751,436	692,515
Interest expense on deposits for the years ended December 31, 2022, 2021 and 2020 is summarized as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Savings deposits	$1,276	1,604	1,689
NOW and money market accounts	32,048	20,458	22,762
Certificates of deposits	5,380	4,451	9,138
	$38,704	26,513	33,589

(11) Borrowed Funds
Borrowed funds at December 31, 2022 and 2021 are summarized as follows (in thousands):

	2022	2021
Securities sold under repurchase agreements	$98,000	116,760
FHLB line of credit	486,000	—
FHLB advances	753,370	510,014
Total borrowed funds	$1,337,370	626,774
At December 31, 2022, FHLB advances were at fixed rates and mature between January 2023 and July 2025, and at December 31, 2021, FHLB advances were at fixed rates and mature between January 2022 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.

Scheduled maturities of FHLB advances and lines of credit at December 31, 2022 are as follows (in thousands):

2022
Due in one year or less	$774,487
Due after one year through two years	215,623
Due after two years through three years	249,260
Thereafter	—
Total FHLB advances and lines of credit	$1,239,370
Scheduled maturities of securities sold under repurchase agreements at December 31, 2022 are as follows (in thousands):

2022
Due in one year or less	$98,000
Thereafter	—
Total securities sold under repurchase agreements	$98,000
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2022 and 2021 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2022
Securities sold under repurchase agreements	$125,506	113,550	0.38%
FHLB line of credit	486,000	139,012	3.32
FHLB advances	753,370	503,713	0.85
2021
Securities sold under repurchase agreements	$132,005	116,158	0.07%
FHLB line of credit	—	205	0.34
FHLB advances	941,939	673,014	1.27
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. At December 31, 2022 and December 31, 2021, available for sale debt securities pledged as collateral for repurchase agreements totaled $116.5 million and $136.0 million, respectively.
Interest expense on borrowings for the years ended December 31, 2022, 2021 and 2020 amounted to $9.3 million, $8.6 million and $16.6 million, respectively.
(12) Subordinated Debentures
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
Subordinated debentures at December 31, 2022 and 2021 totaled $10.5 million and $10.3 million, respectively, while interest expense on these subordinated debentures for the year ended December 31, 2022, 2021 and 2020 totaled $615,000, $1.2 million and $512,000, respectively.

(13) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2022, no contributions will be made to the pension plan in 2023.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2022	2021	2020	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$32,517	35,170	33,058	16,748	18,805	23,323
Service cost	—	—	—	28	34	78
Interest cost	855	790	1,000	443	424	712
Actuarial (gain) loss	(48)	(294)	381	140	(412)	(169)
Benefits paid	(1,658)	(1,656)	(1,630)	(933)	(584)	(627)
Change in actuarial assumptions	(7,116)	(1,493)	2,361	(4,331)	(1,519)	(4,512)
Benefit obligation at end of year	$24,550	32,517	35,170	12,095	16,748	18,805
Change in plan assets:
Fair value of plan assets at beginning of year	$58,451	54,617	49,932	—	—	—
Actual (loss) return on plan assets	(8,863)	5,490	6,315	—	—	—
Employer contributions	—	—	—	933	584	627
Benefits paid	(1,658)	(1,656)	(1,630)	(933)	(584)	(627)
Fair value of plan assets at end of year	47,930	58,451	54,617	—	—	—
Funded status at end of year	$23,380	25,934	19,447	(12,095)	(16,748)	(18,805)
For the years ended December 31, 2022 and 2021, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the PRI 2012 mortality table with the fully generational projection scale MP 2021 issued by The Society of Actuaries ("SOA") in October 2021. The prepaid pension benefits of $23.4 million and the unfunded post-retirement healthcare and life insurance benefits of $12.1 million at December 31, 2022 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (income) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2022 and 2021 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2022	2021	2022	2021
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (income)	9,658	4,504	(11,802)	(8,915)
Total accumulated other comprehensive loss (income)	$9,658	4,504	(11,802)	(8,915)

Net periodic (benefit) increase cost for the years ending December 31, 2022, 2021 and 2020, included the following components (in thousands):

	Pension			Post-retirement
	2022	2021	2020	2022	2021	2020
Service cost	$—	—	—	28	34	78
Interest cost	855	790	1,000	443	424	712
Return on plan assets	(3,456)	(3,227)	(2,949)	—	—	—
Amortization of:
Net loss (gain)	—	472	696	(1,304)	(1,070)	(248)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(2,601)	(1,965)	(1,253)	(833)	(612)	542
The weighted average actuarial assumptions used in the plan determinations at December 31, 2022, 2021 and 2020 were as follows:

	Pension			Post-retirement
	2022	2021	2020	2022	2021	2020
Discount rate	5.10%	2.70%	2.30%	5.10%	2.70%	2.30%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 5.10% was selected for the December 31, 2022 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2022 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$70	(60)
Effect on post-retirement benefits obligation	$1,300	(1,100)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2023	$1,770	733
2024	1,787	755
2025	1,788	795
2026	1,785	795
2027	1,788	814

The weighted-average asset allocation of pension plan assets at December 31, 2022 and 2021 were as follows:

Asset Category	2022	2021
Domestic equities	37%	39%
Foreign equities	11%	11%
Fixed income	50%	48%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2022 and 2021, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2022
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$92	—	92	—
Mutual funds:
Fixed income	23,819	23,819	—	—
International equity	5,362	5,362	—	—
Large U.S. equity	1,433	1,433	—	—
Small/Mid U.S. equity	929	929	—	—
Total mutual funds	31,543	31,543	—	—
Pooled separate accounts	16,295		16,295	—
Total Plan assets	$47,930	31,543	16,387	—

	Fair value measurements at December 31, 2021
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$88	—	88	—
Mutual funds:
Fixed income	28,042	28,042	—	—
International equity	6,153	6,153	—	—
Large U.S. equity	1,834	1,834	—	—
Small/Mid U.S. equity	1,183	1,183	—	—
Total mutual funds	37,212	37,212	—	—
Pooled separate accounts	21,151	—	21,151	—
Total Plan assets	$58,451	37,212	21,239	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2022, 2021 and 2020, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2022, 2021 and 2020 were $1.2 million, $1.2 million and $1.0 million, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003 provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $73,000, $74,000 and $80,000 for the years 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, $1.7 million and $1.8 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $283,000, an increase of $68,000, and an increase of $89,000, net of tax, were recorded in other comprehensive income (loss) for 2022, 2021 and 2020, respectively.
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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $5,000, $6,250, and $10,000 to former board members under this plan for each of the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, $125,000 and $123,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. Increases of $11,000, $689 and $6,334, net of tax, were recorded in other comprehensive income (loss) for 2022, 2021 and 2020, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2022, was $13.2 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2022 and 2021, 299,566 shares and 285,107 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 598,507 at December 31, 2022, and had a fair value of $12.8 million. ESOP compensation expense for the years ended December 31, 2022, 2021 and 2020 was $4.1 million, $4.3 million and $2.4 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the years ending December 31, 2022, 2021 and 2020 was $312,000, $25,000 and $25,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2022, 2021 and 2020 was $144,000, $180,000 and $180,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
2019 Long-Term Equity Incentive Plan
Upon stockholders’ approval of the 2019 Long-Term Equity Incentive Plan on April 25, 2019, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2019 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the Amended and Restated Long-Term Incentive Plan. The new plan authorized the issuance of up to 1,350,000 shares of Company common stock to be issued as stock awards. At December 31, 2022, 1,047,756 shares remain available for grant under the plan. Shares previously awarded under prior equity incentive plans that are subsequently forfeited or expire may also be issued under this new plan.
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $9.4 million, $5.5 million and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2022	2021	2020
Outstanding at beginning of year	900,483	785,181	668,826
Granted	447,526	500,892	429,122
Forfeited	(105,556)	(144,476)	(59,938)
Vested	(219,323)	(241,114)	(252,829)
Outstanding at the end of year	1,023,130	900,483	785,181
As of December 31, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $9.1 million. This amount will be recognized over a remaining weighted average period of 1.7 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2022 2021 and 2020, and changes during the year is presented below:

	2022		2021		2020
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	566,453	$18.73	596,441	$17.96	499,201	$19.32
Granted	34,353	23.70	56,605	20.66	107,240	20.62
Exercised	—	—	(86,593)	14.69	—	—
Forfeited	—	—	—	—	(10,000)	14.68
Expired	—	—	—	—	—	—
Outstanding at the end of year	600,806	$19.01	566,453	$18.73	596,441	$17.96

The total fair value of options vesting during 2022, 2021 and 2020 was $195,000, $190,000 and $185,000, respectively.
Compensation expense of approximately $144,000, $77,000 and $11,000 is projected for 2023, 2024 and 2025, respectively, on stock options outstanding at December 31, 2022.
The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$15.23-18.70	274,942	1.7	$17.28	274,942	$17.28
$20.62-27.25	325,864	6.8	$23.20	218,027	$23.99

The stock options outstanding and stock options exercisable at December 31, 2022 both had an aggregate intrinsic value of $1.2 million.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $198,000, $200,000 and $190,000 for 2022, 2021 and 2020, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2022	2021	2020
Expected dividend yield	4.05%	4.45%	4.46%
Expected volatility	36.33%	30.75%	20.33%
Risk-free interest rate	1.74%	0.73%	0.75%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2022, 2021 and 2020 was $5.80, $3.52 and $1.83 per option, respectively.
(14) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$41,379	28,798	27,143
State	20,859	17,986	11,389
Total current	62,238	46,784	38,532
Deferred:
Federal	1,825	10,548	(5,908)
State	395	1,865	(2,021)
Total deferred	2,220	12,413	(7,929)
	$64,458	59,197	30,603
The Company recorded a deferred tax (benefit) expense of ($68.2) million, ($8.3) million and $5.2 million during 2022, 2021 and 2020, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax expense (benefit) of ($517,000), $1.4 million and $1.4 million in 2022, 2021 and 2020, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Tax expense at statutory rates	$50,422	47,695	26,786
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	16,791	15,682	7,400
Tax-exempt interest income	(2,590)	(2,690)	(2,609)
Bank-owned life insurance	(1,257)	(1,665)	(1,363)
Other, net	1,092	175	389
	$64,458	59,197	30,603
The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses on loans	$23,794	21,640
Allowance for credit loss on off-balance sheet ("OBS") credit exposure	853	1,763
Post-retirement benefit	6,458	6,908
Deferred compensation	569	743
Purchase accounting adjustments	—	1,145
Depreciation	1,412	425
SERP	1,130	1,013
ESOP	812	1,145
Stock-based compensation	5,818	4,753
Payroll Protection Program fees	—	411
Non-accrual interest	234	232
Federal Net Operating Loss ("NOL")	197	239
Unrealized losses on available for sale debt securities	68,324	501
Lease liability	17,126	13,464
Other	—	1,196
Total gross deferred tax assets	126,727	55,578
Deferred tax liabilities:
Pension expense	8,928	8,158
Contingent consideration	162	56
Deferred loan costs	8,533	7,104
Investment securities, principally due to accretion of discounts	95	94
Purchase accounting adjustments	363	—
Intangibles	1,366	2,121
Originated mortgage servicing rights	169	184
Pension liability adjustments	575	1,036
Net unrealized gain on hedging activities	7,576	788
Lease right-of-use asset	16,370	13,082
Other	361	—
Total gross deferred tax liabilities	44,498	32,623
Net deferred tax asset	$82,229	22,955
Retained earnings at December 31, 2022 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2022, the Company had an unrecognized tax liability of $14.0 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $937,000 of NOL carryforwards available to offset future taxable income as of December 31, 2022. If not utilized, these carryforwards will expire in 2031. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions at December 31, 2022 and 2021.
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
The Company's Federal and Pennsylvania Mutual Thrift Institutions tax returns are open for examination from 2019. The Company's 2017 and 2018 New York State returns are currently under audit and tax years after 2019 are still subject to examination for New York State. The Company's 2015 through 2018 New Jersey State returns are currently under audit and tax years after 2019 are still subject to examination for New Jersey.
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
(16) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2022, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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

As of December 31, 2022 and 2021, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2022 and 2021, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2022 and 2021, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 leverage capital	$1,326,676	10.00%	$530,610	4.00%	$530,610	4.00%	$663,262	5.00%
Common equity Tier 1 risk-based capital	1,313,789	11.36	520,312	4.50	809,374	7.00	751,562	6.50
Tier 1 risk-based capital	1,326,676	11.47	693,749	6.00	982,812	8.50	924,999	8.00
Total risk-based capital	1,404,466	12.15	924,999	8.00	1,214,061	10.50	1,156,249	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 leverage capital	$1,252,925	9.45%	$530,602	4.00%	$530,602	4.00%	$663,252	5.00%
Common equity Tier 1 risk-based capital	1,240,038	11.47	486,382	4.50	756,595	7.00	702,552	6.50
Tier 1 risk-based capital	1,252,925	11.59	648,510	6.00	918,722	8.50	864,680	8.00
Total risk-based capital	1,324,032	12.25	864,680	8.00	1,134,892	10.50	1,080,850	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 leverage capital	$1,260,603	9.51%	$530,396	4.00%	$530,396	4.00%	$662,995	5.00%
Common equity Tier 1 risk-based capital	1,260,603	10.91	520,070	4.50	808,998	7.00	751,213	6.50
Tier 1 risk-based capital	1,260,603	10.91	693,427	6.00	982,355	8.50	924,569	8.00
Total risk-based capital	1,338,393	11.58	924,569	8.00	1,213,497	10.50	1,155,712	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 leverage capital	$1,174,495	8.86%	$530,275	4.00%	$530,275	4.00%	$662,844	5.00%
Common equity Tier 1 risk-based capital	1,174,495	10.87	486,122	4.50	756,190	7.00	702,177	6.50
Tier 1 risk-based capital	1,174,495	10.87	648,163	6.00	918,231	8.50	864,217	8.00
Total risk-based capital	1,245,602	11.53	864,217	8.00	1,134,285	10.50	1,080,272	10.00

(17) Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

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
For the years ended December 31, 2022, 2021 and 2020, the Company recorded a $3.4 million negative provision, a $1.5 million provision and a $1.8 million provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $3.2 million and $6.5 million at December 31, 2022 and 2021, respectively, and included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2022 and December 31, 2021.
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
Equity Securities, at Fair Value
The Company holds equity securities that are traded in active markets with readily determinable fair value using quoted market prices.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits. The change in the fair value of these derivatives is recorded in accumulated other comprehensive income (loss), and is subsequently reclassified into earnings in the period that the forecasted transactions affect earnings.
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2022 and 2021.
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
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated selling costs, which range between 5% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for credit losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2022 and 2021.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2022 and 2021, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,816	$245,816	—	—
Mortgage-backed securities	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	—	37,621	—
State and municipal obligations	56,864	—	56,864	—
Corporate obligations	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	245,816	1,557,732	—
Equity Securities	1,147	1,147	—	—
Derivative assets	148,151	—	148,151
	$1,952,846	246,963	1,705,883	—

Derivative liabilities	$120,896	—	120,896	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,988	—	—	23,988
Foreclosed assets	2,124	—	—	2,124
	$26,112	—	—	26,112

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$196,329	196,329	—	—
Mortgage-backed securities	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	—	46,797	—
State and municipal obligations	69,707	—	69,707	—
Corporate obligations	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	196,329	1,861,522	—
Equity Securities	1,325	1,325	—	—
Derivative assets	65,903	—	65,903	—
	$2,125,079	197,654	1,927,425	—

Derivative liabilities	$61,412	—	61,412	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,237	—	—	18,237
Foreclosed assets	8,731	—	—	8,731
	$26,968	—	—	26,968
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2022 and 2021.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at December 31, 2022 and December 31, 2021 was $70,000 and $27.3 million, respectively, representing cash collateral pledged to secure loan level swaps, risk participation agreements and reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2022 and December 31, 2021. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,508	186,508	186,508	—	—
Available for sale debt securities:
U.S. Treasury obligations	245,816	245,816	245,816	—	—
Mortgage-backed securities	1,427,139	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	37,621	—	37,621	—
State and municipal obligations	56,864	56,864	—	56,864	—
Corporate obligations	36,108	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	1,803,548	245,816	1,557,732	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	$9,997	8,964	8,964	—	—
State and municipal obligations	366,146	353,417	—	353,417	—
Corporate obligations	11,780	11,087	—	11,087	—
Total held to maturity debt securities, net of allowance for credit losses	$387,923	373,468	8,964	364,504	—
FHLBNY stock	68,554	68,554	68,554	—	—
Equity Securities	1,147	1,147	1,147	—	—
Loans, net of allowance for credit losses	10,160,860	9,768,460	—	—	9,768,460
Derivative assets	148,151	148,151	—	148,151	—

Financial liabilities:
Deposits other than certificates of deposits	$9,811,588	9,811,588	9,811,588	—	—
Certificates of deposit	751,436	745,155	—	745,155	—
Total deposits	$10,563,024	10,556,743	9,811,588	745,155	—
Borrowings	1,337,370	1,324,578	—	1,324,578	—
Subordinated Debentures	10,493	9,422	—	9,422	—
Derivative liabilities	120,896	120,896	—	120,896	—

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$712,463	712,463	712,463	—	—
Available for sale debt securities:
U.S. Treasury obligations	196,329	196,329	196,329	—	—
Mortgage-backed securities	1,708,831	1,708,831	—	1,708,831	—
Asset-backed securities	46,797	46,797	—	46,797	—
State and municipal obligations	69,707	69,707	—	69,707	—
Corporate obligations	36,187	36,187	—	36,187	—
Total available for sale debt securities	$2,057,851	2,057,851	196,329	1,861,522	—
Held to maturity debt securities:
Agency obligations	$9,996	9,821	9,821	—	—
Mortgage-backed securities	21	21	—	21	—
State and municipal obligations	415,699	429,552	—	429,552	—
Corporate obligations	10,434	10,315	—	10,315	—
Total held to maturity debt securities, net of allowance for credit losses	$436,150	449,709	9,821	439,888	—
FHLBNY stock	34,290	34,290	34,290	—	—
Equity Securities	1,325	1,325	1,325	—	—
Loans, net of allowance for credit losses	9,500,884	9,607,225	—	—	9,607,225
Derivative assets	65,903	65,903	—	65,903	—

Financial liabilities:
Deposits other than certificates of deposits	$10,541,497	10,541,497	10,541,497	—	—
Certificates of deposit	692,515	694,041	—	694,041	—
Total deposits	$11,234,012	11,235,538	10,541,497	694,041	—
Borrowings	626,774	625,636	—	625,636	—
Subordinated Debentures	10,283	9,750	—	9,750	—
Derivative liabilities	61,412	61,412	—	61,412	—

(19) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income	$175,648	167,921	96,951
Basic weighted average common shares outstanding	74,700,623	76,471,933	69,548,499
Plus:
Dilutive shares	81,747	88,907	77,459
Diluted weighted average common shares outstanding	74,782,370	76,560,840	69,625,958
Earnings per share:
Basic	$2.35	2.20	1.39
Diluted	$2.35	2.19	1.39
Anti-dilutive stock options and awards totaling 884,333 shares, 769,458 shares and 999,718 shares at December 31, 2022, 2021 and 2020, respectively, were excluded from the earnings per share calculations.

(20) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$10,854	12,498
Available for sale debt securities, at fair value	960	1,138
Investment in subsidiary	1,544,518	1,631,554
Due from subsidiary—SAP	34,439	38,286
ESOP loan	13,228	19,615
Other assets	4,410	4,643
Total assets	$1,608,409	1,707,734
Liabilities and Stockholders’ Equity
Other liabilities	213	355
Subordinated Debentures	10,493	10,283
Total stockholders’ equity	1,597,703	1,697,096
Total liabilities and stockholders’ equity	$1,608,409	1,707,734

Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2022	2021	2020
Dividends from subsidiary	$109,013	102,014	56,014
Interest income	785	1,022	1,245
Investment gain	178	167	147
Total income	109,976	103,203	57,406
Subordinated debentures	615	1,189	512
Non-interest expense	1,451	1,292	1,196
Total expense	2,066	2,481	1,708
Income before income tax expense	107,910	100,722	55,698
Income tax expense	—	—	—
Income before undistributed net income of subsidiary	107,910	100,722	55,698
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	67,738	67,199	41,253
Net income	$175,648	167,921	96,951

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$175,648	167,921	96,951
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(67,738)	(67,199)	(31,444)
ESOP allocation	4,140	4,318	2,401
SAP allocation	9,407	5,451	5,330
Stock option allocation	198	200	189
Decrease (increase) in due from subsidiary—SAP	3,847	(4,061)	54,088
Increase in other assets	(13,817)	(3,430)	(138,256)
Decrease in other liabilities	(142)	(12)	(4,493)
Net cash provided by (used in) operating activities	111,543	103,188	(15,234)
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	—	—	78,089
Net decrease in ESOP loan	6,387	5,939	5,558
Net cash provided by investing activities	6,387	5,939	83,647
Cash flows from financing activities:
Purchases of treasury stock	(46,530)	(20,711)	(21,161)
Purchase of employee restricted shares to fund statutory tax withholding	(1,021)	(961)	(969)
Cash dividends paid	(72,023)	(71,478)	(65,823)
Repayment of subordinated debentures	—	(15,000)	—
Shares issued dividend reinvestment plan	—	—	451
Stock options exercised	—	887	—
Net cash used in financing activities	(119,574)	(107,263)	(87,502)
Net increase (decrease) in cash and cash equivalents	(1,644)	1,864	(19,089)
Cash and cash equivalents at beginning of period	12,498	10,634	29,723
Cash and cash equivalents at end of period	$10,854	12,498	10,634

(21) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022			2021			2020
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net (losses) gains arising during the period	$(254,591)	68,230	(186,361)	(31,972)	8,242	(23,730)	20,134	(5,190)	14,944
Reclassification adjustment for gains included in net income	(58)	16	(42)	(230)	59	(171)	—	—	—
Total	(254,649)	68,246	(186,403)	(32,202)	8,301	(23,901)	20,134	(5,190)	14,944
Unrealized gains (losses) on derivatives designated as cash flow hedges	21,727	(5,823)	15,904	12,189	(3,142)	9,047	(7,099)	1,830	(5,269)
Amortization related to post-retirement obligations	(1,926)	517	(1,409)	5,474	(1,412)	4,062	5,604	(1,445)	4,159
Total other comprehensive (loss) income	$(234,848)	62,940	(171,908)	(14,539)	3,747	(10,792)	18,639	(4,805)	13,834
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2022 and 2021 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2022				2021
	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of the period	$(211)	2,981	4,093	6,863	23,690	(1,081)	(4,954)	17,655
Current period change in other comprehensive (loss) income	(186,403)	(1,409)	15,904	(171,908)	(23,901)	4,062	9,047	(10,792)
Balance at the end of the period	$(186,614)	1,572	19,997	(165,045)	(211)	2,981	4,093	6,863

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2022	2021	2020
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(58)	(230)	—	Net gain on securities transactions
	16	59	—	Income tax expense
	(42)	(171)	—	Net of tax

Cash flow hedges:
Unrealized gains (losses) on derivatives designated as cash flow hedges	(4,504)	3,878	1,741	Interest expense
	1,207	(1,000)	(449)	Income tax expense
	(3,297)	2,878	1,292

Post-retirement obligations:
Amortization of actuarial (gains) losses	(1,304)	(598)	448	Compensation and employee benefits (1)
	349	154	(115)	Income tax expense
	(955)	(444)	333	Net of tax
Total reclassifications	$(4,293)	2,263	1,625	Net of tax

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At December 31, 2022 and 2021, the Company had 162 and 166 interest rate swaps with an aggregate notional amount of $2.40 billion and $2.38 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. At December 31, 2022 and 2021, the Company had 14 and 13 credit derivatives, respectively, with aggregate notional amounts of $157.9 million and $144.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At December 31, 2022, the asset and liability positions of these fair value credit derivatives totaled $26,000 and $12,000, respectively, compared to $109,000 and $46,000, respectively, at December 31, 2021 .
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2022, 2021 and 2020, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $15.6 million will be reclassified as a reduction to interest expense. As of December 31, 2022, the Company had 11 outstanding interest rate derivatives with an aggregate notional amount of $460.0 million that was designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at December 31, 2022 and December 31, 2021 (in thousands).

	Fair Values of Derivative Instruments as of December 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,198,191	Other assets	$122,047	$1,198,191	Other liabilities	$122,378
Credit contracts	47,143	Other assets	26	110,714	Other liabilities	12
Total derivatives not designated as a hedging instrument			122,073			122,390

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	29,119	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			151,192			122,390

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$151,192			$122,390

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties (1)			149,800			—
Net derivatives not offset			$1,392			$122,390

	Fair Values of Derivative Instruments as of December 31, 2021
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,188,703	Other assets	$59,110	$1,188,703	Other liabilities	$60,163
Credit contracts	47,599	Other assets	109	97,213	Other liabilities	46
Total derivatives not designated as a hedging instrument			59,219			60,209

Derivatives designated as a hedging instrument:
Interest rate products	250,000	Other assets	7,278	350,000	Other liabilities	2,263
Total gross derivative amounts recognized on the balance sheet			66,497			62,472

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$66,497			$62,472

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$18,618			$18,618
Cash collateral - institutional counterparties (1)			—			26,566
Net derivatives not offset			$47,879			$17,288
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended December 31, 2022 and December 31, 2021.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2022	2021	2020
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$722	384	(950)
Credit contracts	Other income	(49)	29	30
Total derivatives not designated as hedging instruments		$673	413	(920)

Derivatives designated as a hedging instruments:		Loss (gain) recognized in Expense on derivatives

Interest rate products	Interest (income) expense	$(4,504)	3,878	1,741
Total derivatives designated as a hedging instruments		$(4,504)	3,878	1,741
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
As of December 31, 2022, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.
(23) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2022, 2021 and 2020 the out-of-scope revenue related to financial instruments were 84%, 82% and 83% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022, 2021 and 2020:

	December 31,
(in-thousands)	2022	2021	2020
Non-interest income
In-scope of Topic 606:
Wealth management fees	$27,870	$30,756	25,733
Insurance agency income	11,440	10,216	3,513
Banking service charges and other fees:
Service charges on deposit accounts	12,553	10,921	10,312
Debit card and ATM fees	3,124	5,665	5,974
Total banking service charges and other fees	15,677	16,586	16,286
Total in-scope non-interest income	54,987	57,558	45,532
Total out-of-scope non-interest income	32,802	29,251	26,899
Total non-interest income	$87,789	$86,809	72,431
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

(24) Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at December 31, 2022 and December 31, 2021 (in thousands):

	Classification	December 31, 2022	December 31, 2021
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$60,577	$48,808
Lease Liabilities:
Operating lease liabilities	Other liabilities	$63,372	$50,236
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
At December 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.7 years and 2.56%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Lease Costs
Operating lease cost	$10,617	10,074
Variable lease cost	2,722	2,899
Total Lease Cost	$13,339	12,973

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2022	Year ended December 31, 2021
Operating cash flows from operating leases	$8,665	9,255
For the year ended December 31, 2022, the Company added one new lease obligation related to the Company's new administrative office location in Iselin, New Jersey. The Company recorded a $16.0 million right-of-use asset and lease liability for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows (in thousands):

Operating Leases
Years ended:
2022	$9,379
2023	9,347
2024	8,812
2025	7,620
2026	6,757
Thereafter	28,950
Total future minimum lease payments	70,865
Amounts representing interest	7,494
Present value of net future minimum lease payments	$63,372

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Anthony J. Labozzetta, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report appears on page 70 of this Annual Report on Form 10-K.
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

Item 9C.    Disclosure Regarding Jurisdictions that Prevent Inspections
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2023.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2022 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	600,806	$19.01	1,047,756
Total	600,806	$19.01	1,047,756
________________________
1.Consists of outstanding stock options to purchase 600,806 shares of common stock granted under the Company’s stock-based compensation plans.
2.The weighted average exercise price reflects an exercise price of $15.23 for 51,881 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for

42,857 stock options granted in 2017; an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019; an exercise price of $20.62 for 107,240 stock options granted in 2020; an exercise price of $20.66 for 56,605 stock options granted in 2021; and an exercise price of $23.70 for 34,353 stock options granted in 2022 under the Company’s stock-based compensation plans.
3.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2023.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2023.

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
(a)(3) Exhibits

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and SB One Bancorp. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 12, 2020)

2.2
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and Lakeland Bancorp. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on January 25, 2023)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2023	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Labozzetta	By:	/s/ Thomas M. Lyons
	Anthony J. Labozzetta, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2023	Date:	March 1, 2023

	/s/ Christopher Martin	By:	/s/ Frank S. Muzio
	Christopher Martin Executive Chairman		Frank S. Muzio, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

	March 1, 2023	Date:	March 1, 2023

By:	/s/ Robert Adamo	By:	/s/ James P. Dunigan
	Robert Adamo, Director		James P. Dunigan, Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Frank L. Fekete	By:	/s/ Ursuline F. Foley
	Frank L. Fekete, Director		Ursuline F. Foley, Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Terence Gallagher	By:	/s/ Matthew K. Harding
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Carlos Hernandez	By:	/s/ Edward J. Leppert
	Carlos Hernandez, Director		Edward J. Leppert, Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ Nadine Leslie	By:	/s/ Robert McNerney
	Nadine Leslie, Director		Robert McNerney, Director

Date:	March 1, 2023	Date:	March 1, 2023

By:	/s/ John Pugliese
John Pugliese, Director

Date:	March 1, 2023