Form 10-Q
period 2023-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2023-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3/31/2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2023 there were 83,209,012 shares issued and 75,560,382 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 84,937 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2023 (Unaudited) and December 31, 2022
(Dollars in Thousands)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$233,759	$186,490
Short-term investments	94	18
Total cash and cash equivalents	233,853	186,508
Available for sale debt securities, at fair value	1,821,563	1,803,548
Held to maturity debt securities, net (fair value of $371,397 and $373,468 at March 31, 2023 and December 31, 2022, respectively).	381,461	387,923
Equity securities, at fair value	1,197	1,147
Federal Home Loan Bank stock	80,521	68,554
Loans	10,224,214	10,248,883
Less allowance for credit losses	92,758	88,023
Net loans	10,131,456	10,160,860
Foreclosed assets, net	13,743	2,124
Banking premises and equipment, net	72,470	79,794
Accrued interest receivable	52,040	51,903
Intangible assets	460,132	460,892
Bank-owned life insurance	239,573	239,040
Other assets	290,902	341,143
Total assets	$13,778,911	$13,783,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,007,544	$8,373,005
Savings deposits	1,351,184	1,438,583
Certificates of deposit of $100,000 or more	605,938	504,627
Other time deposits	332,691	246,809
Total deposits	10,297,357	10,563,024
Mortgage escrow deposits	43,160	35,705
Borrowed funds	1,584,818	1,337,370
Subordinated debentures	10,544	10,493
Other liabilities	202,952	239,141
Total liabilities	12,138,831	12,185,733
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,467,890 shares outstanding at March 31, 2023, and 83,209,012 shares issued and 75,169,196 shares outstanding at December 31, 2022, respectively.	832	832
Additional paid-in capital	984,089	981,138
Retained earnings	940,533	918,158
Accumulated other comprehensive loss	(148,146)	(165,045)
Treasury stock	(127,814)	(127,154)
Unallocated common stock held by the Employee Stock Ownership Plan	(9,414)	(10,226)
Common stock acquired by the Directors' Deferred Fee Plan ("DDFP")	(3,289)	(3,427)
Deferred Compensation - Directors' Deferred Fee Plan	3,289	3,427
Total stockholders’ equity	1,640,080	1,597,703
Total liabilities and stockholders’ equity	$13,778,911	$13,783,436
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2023 and 2022 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2023	2022
Interest income:
Real estate secured loans	$95,988	$63,835
Commercial loans	28,683	22,821
Consumer loans	4,242	3,139
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	11,430	7,951
Held to maturity debt securities	2,368	2,596
Deposits, Federal funds sold and other short-term investments	845	647
Total interest income	143,556	100,989
Interest expense:
Deposits	27,510	5,187
Borrowed funds	7,476	1,168
Subordinated debt	246	108
Total interest expense	35,232	6,463
Net interest income	108,324	94,526
Provision charge (benefit) for credit losses	6,001	(6,405)
Net interest income after provision charge (benefit) for credit losses	102,323	100,931
Non-interest income:
Fees	6,387	6,889
Wealth management income	6,915	7,466
Insurance agency income	4,102	3,420
Bank-owned life insurance	1,484	1,179
Net (losses) gains on securities transactions	(5)	16
Other income	3,269	1,178
Total non-interest income	22,152	20,148
Non-interest expense:
Compensation and employee benefits	38,737	37,067
Net occupancy expense	8,410	9,330
Data processing expense	5,508	5,344
FDIC insurance	1,937	1,205
Amortization of intangibles	762	859
Advertising and promotion expense	1,232	1,104
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	739	(2,390)
Other operating expenses	12,160	9,367
Total non-interest expense	69,485	61,886
Income before income tax expense	54,990	59,193
Income tax expense	14,454	15,231
Net income	$40,536	$43,962
Basic earnings per share	$0.54	$0.58
Weighted average basic shares outstanding	74,645,336	75,817,971
Diluted earnings per share	$0.54	$0.58
Weighted average diluted shares outstanding	74,702,527	75,914,079

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2023	2022
Net income	$40,536	$43,962
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	20,864	(84,971)
Reclassification adjustment for gains included in net income	—	—
Total	20,864	(84,971)
Unrealized (losses) gains on derivatives	(3,696)	10,438
Amortization related to post-retirement obligations	(269)	(276)
Total other comprehensive income (loss)	16,899	(74,809)
Total comprehensive income (loss)	$57,435	$(30,847)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	43,962	—	—	—	—	—	43,962
Other comprehensive loss, net of tax	—	—	—	(74,809)	—	—	—	—	(74,809)
Cash dividends paid	—	—	(18,688)	—	—	—	—	—	(18,688)
Distributions from DDFP	—	45	—	—	—	—	140	(140)	45
Purchases of treasury stock	—	—	—	—	(29,025)	—	—	—	(29,025)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(953)	—	—	—	(953)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	332	—	—	—	811	—	—	1,143
Allocation of Stock Award Plan ("SAP") shares	—	2,311	—	—	—	—	—	—	2,311
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at March 31, 2022	$832	$972,552	$839,807	$(67,946)	$(109,581)	$(14,533)	$(3,844)	$3,844	$1,621,131
See accompanying notes to unaudited consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	40,536	—	—	—	—	—	40,536
Other comprehensive loss, net of tax	—	—	—	16,899	—	—	—	—	16,899
Cash dividends paid	—	—	(18,594)	—	—	—	—	—	(18,594)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from DDFP	—	47	—	—	—	—	138	(138)	47
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,667)	—	—	—	(1,667)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	244	—	—	—	812	—	—	1,056
Allocation of SAP shares	—	2,833	—	—	—	—	—	—	2,833
Allocation of stock options	—	44	—	—	—	—	—	—	44
Balance at March 31, 2023	$832	$984,089	$940,533	$(148,146)	$(127,814)	$(9,414)	$(3,289)	$3,289	$1,640,080

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$40,536	$43,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,044	3,247
Provision charge (benefit) for credit losses on loans and securities	6,001	(6,405)
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	739	(2,390)
Deferred tax expense	357	10,625
Amortization of operating lease right-of-use assets	2,628	2,807
Income on Bank-owned life insurance	(1,484)	(1,179)
Net amortization of premiums and discounts on securities	1,824	3,844
Accretion of net deferred loan fees	(2,739)	(2,438)
Amortization of premiums on purchased loans, net	48	71
Originations of loans held for sale	(6,776)	—
Proceeds from sales of loans originated for sale	9,377	—
ESOP expense	1,056	1,143
Allocation of stock award shares	2,833	2,311
Allocation of stock options	44	49
Net gain on sale of loans	(778)	—
Net loss (gain) on securities transactions	5	(16)
Net gain on sale of premises and equipment	(62)	(8)
Net gain on sale of foreclosed assets	(2,280)	—
(Increase) decrease in accrued interest receivable	(137)	957
Decrease (increase) in other assets	40,019	(6,718)
(Decrease) increase in other liabilities	(36,189)	1,073
Net cash provided by operating activities	58,066	50,935
Cash flows from investing activities:
Net decrease (increase) in loans	14,278	(71,108)
Purchases of loans	(1,026)	(2,610)
Proceeds from sales of foreclosed assets	2,946	200
Proceeds from maturities, calls and paydowns of held to maturity debt securities	12,164	16,694
Purchases of investment securities held to maturity	(6,006)	(2,941)
Proceeds from maturities and paydowns of available for sale debt securities	43,081	84,128
Purchases of securities available for sale	(34,802)	(218,082)
Proceeds from redemption of Federal Home Loan Bank stock	70,285	10,317
Purchases of Federal Home Loan Bank stock	(82,252)	—
BOLI claim benefits received	1,397	—
Proceeds from sales of premises and equipment	62	8
Purchases of premises and equipment	(613)	(8,843)
Net cash provided by (used in) investing activities	19,514	(192,237)
Cash flows from financing activities:
Net (decrease) increase in deposits	(265,667)	132,075
Increase in mortgage escrow deposits	7,455	5,744
Cash dividends paid to stockholders	(18,594)	(18,688)
Purchase of treasury stock	$—	$(29,025)

	Three months ended March 31,
	2023	2022
Purchase of employee restricted shares to fund statutory tax withholding	(1,667)	(953)
Stock options exercised	790	—
Proceeds from long-term borrowings	482,445	—
Payments on long-term borrowings	(13,500)	(229,111)
Net (decrease) increase in short-term borrowings	(221,497)	1,943
Net cash used in financing activities	(30,235)	(138,015)
Net increase (decrease) in cash and cash equivalents	47,345	(279,317)
Cash and cash equivalents at beginning of period	186,438	685,163
Restricted cash at beginning of period	70	27,300
Total cash, cash equivalents and restricted cash at beginning of period	186,508	712,463
Cash and cash equivalents at end of period	233,783	428,326
Restricted cash at end of period	70	4,820
Total cash, cash equivalents and restricted cash at end of period	$233,853	$433,146
Cash paid during the period for:
Interest on deposits and borrowings	$33,809	$7,084
Income taxes	$960	$560
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$12,285	$47
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for all of 2023.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2022 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2023			2022
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$40,536			$43,962
Basic earnings per share:
Income available to common stockholders	$40,536	74,645,336	$0.54	$43,962	75,817,971	$0.58
Dilutive shares		57,191			96,108
Diluted earnings per share:
Income available to common stockholders	$40,536	74,702,527	$0.54	$43,962	75,914,079	$0.58
Anti-dilutive stock options and awards at March 31, 2023 and 2022, totaling 984,877 shares and 971,452 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2023, a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio led to increases to the provisions for credit losses and off-balance sheet credit exposures. See Note 3 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.

D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2022. At March 31, 2023, the Company performed an interim goodwill impairment analysis and concluded that no triggering considerations were met and therefore a test for impairment between annual tests was not required.
Note 2. Investment Securities
At March 31, 2023, the Company had $1.82 billion and $381.5 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at March 31, 2023 totaled 755, compared with 914 at December 31, 2022. The decline in the number of securities in an unrealized loss position at March 31, 2023 was due to lower current market treasury rates compared to rates at December 31, 2022.
Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at March 31, 2023 and the Company had one security rated BBB by Moody’s Investors Service.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,859	$—	$(25,012)	$250,847
Agency obligations	34,795	6	—	34,801
Mortgage-backed securities	1,594,435	240	(188,279)	1,406,396
Asset-backed securities	35,619	303	(249)	35,673
State and municipal obligations	67,454	1	(8,813)	58,642
Corporate obligations	40,518	—	(5,314)	35,204
	$2,048,680	$550	$(227,667)	$1,821,563

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,620	$—	$(29,804)	$245,816
Mortgage-backed securities	1,636,913	209	(209,983)	1,427,139
Asset-backed securities	37,706	278	(363)	37,621
State and municipal obligations	67,706	—	(10,842)	56,864
Corporate obligations	40,540	50	(4,482)	36,108
	$2,058,485	$537	$(255,474)	$1,803,548
The amortized cost and fair value of available for sale debt securities at March 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2023
	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	195,154	179,097
Due after five years through ten years	127,765	113,531
Due after ten years	60,912	52,065
	$383,831	$344,693
Investments which pay principal on a periodic basis totaling $1.66 billion at amortized cost and $1.48 billion at fair value are excluded from the table above, as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2023, no securities were sold or called from the available for sale debt securities portfolio. For the three months ended March 31, 2022, no securities were sold or called from the available for sale debt securities portfolio.
The number of available for sale debt securities in an unrealized loss position at March 31, 2023 totaled 458, compared with 475 at December 31, 2022. The decline in the number of securities in an unrealized loss position at March 31, 2023 was due to lower current market treasury rates compared to rates at December 31, 2022. All securities in an unrealized loss position were investment grade at March 31, 2023.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$11,036	$1	$(825)	$10,212
State and municipal obligations	359,689	813	(9,481)	351,021
Corporate obligations	10,764	—	(600)	10,164
	$381,489	$814	$(10,906)	$371,397

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,997	$—	$(1,033)	$8,964
State and municipal obligations	366,164	268	(13,015)	353,417
Corporate obligations	11,789	1	(703)	11,087
	$387,950	$269	$(14,751)	$373,468
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for each of the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.1 million with no gross gains and gross losses of $5,000. For the three months ended March 31, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $15.8 million with gross gains of $16,000 and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at March 31, 2023 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2023
	Amortized cost	Fair value
Due in one year or less	$24,817	$24,742
Due after one year through five years	163,230	161,334
Due after five years through ten years	159,389	156,165
Due after ten years	34,053	29,156
	$381,489	$371,397
The allowance for credit losses on held to maturity debt securities at March 31, 2023 and December 31, 2022 was $28,000 and $27,000, respectively, and are excluded from amortized cost in the tables above.
The number of held to maturity debt securities in an unrealized loss position at March 31, 2023 totaled 297, compared with 439 at December 31, 2022. The decline in the number of securities in an unrealized loss position at March 31, 2023, was due to lower current market treasury rates compared to rates at December 31, 2022.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2023 (in thousands):

	March 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$11,036	$—	$—	$—	$—	$11,036
State and municipal obligations	47,611	168,826	141,159	770	1,323	359,689
Corporate obligations	506	2,083	5,910	—	2,265	10,764
	$59,153	$170,909	$147,069	$770	$3,588	$381,489

	December 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,997	$—	$—	$—	$—	$9,997
State and municipal obligations	48,453	171,934	143,829	770	1,178	366,164
Corporate obligations	507	3,592	7,415	—	275	11,789
	$58,957	$175,526	$151,244	$770	$1,453	$387,950

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At March 31, 2023, the held to maturity debt securities portfolio was comprised of 16% rated AAA, 45% rated AA, 39% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
Note 3. Loans Receivable and Allowance for Credit Losses
Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Mortgage loans:
Commercial	$4,292,853	$4,316,185
Multi-family	1,580,297	1,513,818
Construction	658,902	715,494
Residential	1,174,035	1,177,698
Total mortgage loans	7,706,087	7,723,195
Commercial loans	2,228,207	2,233,670
Consumer loans	301,672	304,780
Total gross loans	10,235,966	10,261,645
Premiums on purchased loans	1,364	1,380
Net deferred fees and unearned discounts	(13,116)	(14,142)
Total loans	$10,224,214	$10,248,883
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	March 31, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no specific allowance
Mortgage loans:
Commercial	$3,000	$1,528	$6,815	$—	$11,343	$4,281,510	$4,292,853	$3,812
Multi-family	3,875	785	1,548	—	6,208	1,574,089	1,580,297	1,548
Construction	—	—	1,874	—	1,874	657,028	658,902	1,874
Residential	2,064	639	1,744	—	4,447	1,169,588	1,174,035	1,744
Total mortgage loans	8,939	2,952	11,981	—	23,872	7,682,215	7,706,087	8,978
Commercial loans	1,070	3,028	23,129	—	27,227	2,200,980	2,228,207	20,270
Consumer loans	2,106	150	346	—	2,602	299,070	301,672	346
Total gross loans	$12,115	$6,130	$35,456	$—	$53,701	$10,182,265	$10,235,966	$29,594

	December 31, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no specific allowance
Mortgage loans:
Commercial	$2,300	$412	$28,212	$—	$30,924	$4,285,261	$4,316,185	$22,961
Multi-family	790	—	1,565	—	2,355	1,511,463	1,513,818	1,565
Construction	905	1,097	1,878	—	3,880	711,614	715,494	1,878
Residential	1,411	1,114	1,928	—	4,453	1,173,245	1,177,698	1,928
Total mortgage loans	5,406	2,623	33,583	—	41,612	7,681,583	7,723,195	28,332
Commercial loans	964	1,014	24,188	—	26,166	2,207,504	2,233,670	21,156
Consumer loans	885	147	738	—	1,770	303,010	304,780	739
Total gross loans	$7,255	$3,784	$58,509	$—	$69,548	$10,192,097	$10,261,645	$50,227

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $35.5 million and $58.5 million at March 31, 2023 and December 31, 2022, respectively. Included in non-accrual loans were $11.9 million and $42.9 million of loans which were less than 90 days past due at March 31, 2023 and December 31, 2022, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2023 and December 31, 2022. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2023
Balance at beginning of period	$58,218	$27,413	$2,392	$88,023
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) to operations	6,212	(308)	96	6,000
Recoveries of loans previously charged-off	3	168	85	256
Loans charged-off	(728)	(113)	(86)	(927)
Balance at end of period	$63,195	$27,117	$2,446	$92,758

2022
Balance at beginning of period	$52,104	$26,343	$2,293	$80,740
Provision benefit to operations	(1,995)	(4,404)	(1)	(6,400)
Recoveries of loans previously charged-off	10	1,860	166	2,036
Loans charged-off	(23)	—	(78)	(101)
Balance at end of period	$50,096	$23,799	$2,380	$76,275
For the three months ended March 31, 2023, the Company recorded a $6.0 million provision for credit losses on loans, compared to a $6.4 million benefit for credit losses for the same period in 2022. The increase in provision was attributable to a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio.
The following table summarizes the Company's gross charge-offs recorded during the three months ended March 31, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	$—	$—	$—	$—	$707	$707
Residential	—	—	—	—	—	21	21
Total mortgage loans	—	—	—	—	—	728	728
Commercial loans	—	—	—	—	—	113	113
Consumer loans (1)	5	—	—	—	—	10	15
Total gross loans	$5	$—	$—	$—	$—	$850	$855
(1) During the three months ended March 31, 2023, charge-offs on consumer overdraft accounts totaled $72,000, which is not included in the table above.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. At March 31, 2023, there were 15 impaired loans totaling $27.5 million, compared to 10 impaired loans totaling $42.8 million at December 31, 2022.
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
At March 31, 2023 and December 31, 2022, the fair value of the assets securing collateral-dependent impaired loans totaled $5.2 million and $24.0 million, respectively. These collateral-dependent impaired loans at March 31, 2023 consisted of $5.2 million in commercial loans.
Loan modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In addition, management attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification types
Commercial	Term extension, interest rate reductions, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term. As well as, term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.

Automobile/ Direct Installment	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a modified retrospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. As a result, The Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax to retained earnings.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (in thousands):

	As of March 31, 2023

	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases

Commercial loans	$3,771	$—	$1,250	0.23%
Total gross loans	$3,771	$—	$1,250	0.05%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (in thousands):

	As of March 31, 2023

	Weighted-Average Months of Term Extension	Weight-Average Rate Change
Commercial loans	10	0.28%
Total gross loans	10	0.28%
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023, that subsequently defaulted.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (in thousands):

	As of March 31, 2023

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Commercial loans	$5,021	$—	$—	$—	$—	$5,021
Total gross loans	$5,021	$—	$—	$—	$—	$5,021
Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. However, our TDR accounting described herein was suspended for most of our loss mitigation activities through our election to account for certain eligible loss mitigation activities occurring between March 2020 and January 1, 2022 under the COVID-19 relief granted pursuant to the CARES Act and the Consolidated Appropriations Act of 2021. Effective January 1, 2023, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.
There were no loans modified as TDRs during the three months ended March 31, 2022. During the three months ended March 31, 2022, no charge-offs were recorded on collateral-dependent impaired loans. There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending March 31, 2022. For TDRs that subsequently default, the Company determines the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At March 31, 2023, the balance of PCD loans totaled $176.8 million with a related allowance for credit losses of $1.6 million. The balance of PCD loans at December 31, 2022 was $193.0 million with a related allowance for credit losses of $1.7 million.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA are to be repaid by the SBA to the Company. Eligibility ended for this program in May of 2021. PPP loans are included in our commercial loan portfolio. Under the PPP, the Company secured 2,067 PPP loans for its customers totaling $682.0 million. As of March 31, 2023, 2,054 PPP loans totaling $679.3 million were forgiven and repaid by the SBA. The balance of PPP loans at March 31, 2023 was $2.7 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2023 and December 31, 2022 (in thousands):

	Gross Loans Held for Investment by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans

Commercial Mortgage
Special mention	$—	$—	$—	$—	$2,362	$62,927	$—	$—	$65,289
Substandard	—	—	—	3,368	—	9,284	434	—	13,086
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,368	2,362	72,211	434	—	78,375
Pass/Watch	93,927	947,705	685,431	517,967	529,292	1,330,651	94,820	14,685	4,214,478
Total commercial mortgage	93,927	947,705	685,431	521,335	531,654	1,402,862	95,254	14,685	4,292,853

Multi-family
Special mention	—	—	—	—	—	9,675	—	—	9,675
Substandard	—	—	—	—	—	3,235	—	—	3,235
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,910	—	—	12,910
Pass/Watch	52,704	171,433	191,861	280,615	233,866	634,852	917	1,139	1,567,387
Total multi-family	52,704	171,433	191,861	280,615	233,866	647,762	917	1,139	1,580,297

Construction
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,097	777	—	—	1,874
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	1,097	777	—	—	1,874
Pass/Watch	537	219,556	278,128	110,832	32,349	13,616		2,010	657,028
Total construction	537	219,556	278,128	110,832	33,446	14,393	—	2,010	658,902

Residential (1)
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	639	—	—	639

	Gross Loans Held for Investment by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Doubtful	—	—	—	—	—	3,481	—	—	3,481
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	4,120	—	—	4,120
Pass/Watch	20,826	149,479	209,468	208,443	94,377	487,322	—	—	1,169,915
Total residential	20,826	149,479	209,468	208,443	94,377	491,442	—	—	1,174,035

Total Mortgage
Special mention	—	—	—	—	2,362	72,602	—	—	74,964
Substandard	—	—	—	3,368	1,097	13,935	434	—	18,834
Doubtful	—	—	—	—	—	3,481	—	—	3,481
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,368	3,459	90,018	434	—	97,279
Pass/Watch	167,994	1,488,173	1,364,888	1,117,857	889,884	2,466,441	95,737	17,834	7,608,808
Total Mortgage	$167,994	$1,488,173	$1,364,888	$1,121,225	$893,343	$2,556,459	$96,171	$17,834	$7,706,087

Commercial
Special mention	—	73	839	449	187	14,616	14,587	129	30,880
Substandard	—	—	15,318	10,734	3,994	14,440	13,356	364	58,206
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	73	16,157	11,183	4,181	29,056	27,943	493	89,086
Pass/Watch	75,026	371,929	310,565	158,684	156,110	568,436	470,309	28,062	2,139,121
Total commercial	75,026	372,002	326,722	169,867	160,291	597,492	498,252	28,555	2,228,207

Consumer (1)
Special mention	—	—	—	—	—	—	150	—	150
Substandard	—	—	—	—	—	260	6	3	269
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	260	156	3	419
Pass/Watch	8,096	29,746	20,155	2,955	16,029	98,746	112,826	12,700	301,253
Total consumer	8,096	29,746	20,155	2,955	16,029	99,006	112,982	12,703	301,672

Total Loans
Special mention	—	73	839	449	2,549	87,218	14,737	129	105,994
Substandard	—	—	15,318	14,102	5,091	28,635	13,796	367	77,309
Doubtful	—	—	—	—	—	3,481	—	—	3,481

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	73	16,157	14,551	7,640	119,334	28,533	496	186,784

	Gross Loans Held for Investment by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	251,116	1,889,848	1,695,608	1,279,496	1,062,023	3,133,623	678,872	58,596	10,049,182
Total gross loans	$251,116	$1,889,921	$1,711,765	$1,294,047	$1,069,663	$3,252,957	$707,405	$59,092	$10,235,966
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans

Commercial Mortgage
Special mention	$—	$—	$3,071	$26,809	$52,509	$14,740	$—	$—	$97,129
Substandard	—	—	—	—	18,020	11,774	434	—	30,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	26,809	70,529	26,514	434	—	127,357
Pass/Watch	951,367	630,584	567,448	546,474	218,620	1,164,854	94,716	14,765	4,188,828

Total commercial mortgage	951,367	630,584	570,519	573,283	289,149	1,191,368	95,150	14,765	4,316,185

Multi-family
Special mention	—	—	—	—	—	9,730	—	—	9,730
Substandard	—	—	—	—	—	2,356	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,086	—	—	12,086
Pass/Watch	142,550	150,293	282,228	234,953	187,499	502,177	887	1,145	1,501,732
Total multi-family	142,550	150,293	282,228	234,953	187,499	514,263	887	1,145	1,513,818

Construction
Special mention	—	—	—	—	19,728	905	—	—	20,633
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	20,505	905	—	—	23,607
Pass/Watch	168,674	362,542	103,067	38,639	16,917	62		1,986	691,887
Total construction	168,674	362,542	103,067	40,836	37,422	967	—	1,986	715,494

Residential (1)
Special mention	—	—	—	—	—	1,114	—	—	1,114
Substandard	—	—	—	—	264	4,417	—	—	4,681
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	264	5,531	—	—	5,795
Pass/Watch	151,077	212,697	211,445	95,872	58,226	442,586	—	—	1,171,903
Total residential	151,077	212,697	211,445	95,872	58,490	448,117	—	—	1,177,698

Total Mortgage
Special mention	$—	—	3,071	26,809	72,237	26,489	—	—	128,606
Substandard	—	—	—	2,197	19,061	18,547	434	—	40,239
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	29,006	91,298	45,036	434	—	168,845
Pass/Watch	1,413,668	1,356,116	1,164,188	915,938	481,262	2,109,679	95,603	17,896	7,554,350
Total Mortgage	$1,413,668	$1,356,116	$1,167,259	$944,944	$572,560	$2,154,715	$96,037	$17,896	$7,723,195

Commercial
Special mention	75	1,148	444	201	10,156	4,379	14,530	140	31,073
Substandard	—	7,605	10,230	4,391	3,561	13,734	7,604	364	47,489
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	10,674	4,592	13,717	18,113	22,134	504	78,562
Pass/Watch	377,662	320,334	162,175	161,150	87,396	522,798	492,717	30,876	2,155,108
Total commercial	377,737	329,087	172,849	165,742	101,113	540,911	514,851	31,380	2,233,670

Consumer (1)
Special mention	—	—	—	—	—	146	—	—	146
Substandard	—		8	—	109	332	209	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	8	—	109	478	209	—	804
Pass/Watch	30,132	20,671	2,909	16,682	16,156	88,173	115,777	13,476	303,976
Total consumer	30,132	20,671	2,917	16,682	16,265	88,651	115,986	13,476	304,780

Total Loans
Special mention	75	1,148	3,515	27,010	82,393	31,014	14,530	140	159,825
Substandard	—	7,605	10,238	6,588	22,731	32,613	8,247	364	88,386
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	13,753	33,598	105,124	63,627	22,777	504	248,211
Pass/Watch	1,821,462	1,697,121	1,329,272	1,093,770	584,814	2,720,650	704,097	62,248	10,013,434

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$1,821,537	$1,705,874	$1,343,025	$1,127,368	$689,938	$2,784,277	$726,874	$62,752	$10,261,645

(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 4. Deposits
Deposits at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Savings	$1,351,184	$1,438,583
Money market	2,284,653	2,542,160
NOW	3,232,175	3,186,926
Non-interest bearing	2,490,716	2,643,919
Certificates of deposit	938,629	751,436
Total deposits	$10,297,357	$10,563,024
Note 5. Borrowed Funds
Borrowed funds at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Securities sold under repurchase agreements	$92,538	$98,000
FHLB line of credit	—	486,000
FHLB advances	1,492,280	753,370
Total borrowed funds	$1,584,818	$1,337,370
At March 31, 2023, FHLB advances were at fixed rates and mature between April 2023 and September 2026, and at December 31, 2022, FHLB advances were at fixed rates with maturities between January 2023 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances at March 31, 2023 are as follows (in thousands):

2023
Due in one year or less	$624,968
Due after one year through two years	610,207
Due after two years through three years	249,660
Due after three years through four years	7,445
Thereafter	—
Total FHLB advances	$1,492,280
Scheduled maturities of securities sold under repurchase agreements at March 31, 2023 are as follows (in thousands):

2023
Due in one year or less	$92,538
Thereafter	—
Total securities sold under repurchase agreements	$92,538

The following tables set forth certain information as to borrowed funds for the periods ended March 31, 2023 and December 31, 2022 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
March 31, 2023
Securities sold under repurchase agreements	$99,669	98,313	1.32%
FHLB line of credit	402,000	300,755	3.47
FHLB advances	1,492,280	825,211	3.29
December 31, 2022
Securities sold under repurchase agreements	$125,506	113,550	0.38%
FHLB line of credit	486,000	139,012	3.32
FHLB advances	753,370	503,713	0.85
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At March 31, 2023 and December 31, 2022, available for sale debt securities pledged as collateral for repurchase agreements totaled $104.2 million and $116.5 million, respectively.
Interest expense on borrowings for the three months ended March 31, 2023 and 2022 was $7.5 million and $1.2 million, respectively.
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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2023 and 2022, includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$—	$—	$3	$7
Interest cost	302	214	150	111
Expected return on plan assets	(706)	(864)	—	—
Amortization of the net loss (gain)	177	—	(533)	(326)
Net periodic (benefit) cost	$(227)	$(650)	$(380)	$(208)
In its consolidated financial statements for the year ended December 31, 2022, the Company previously disclosed that it does not expect to contribute to the pension plan in 2023. As of March 31, 2023, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2023 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.

Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted this year
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted if an entity has adopted ASU 2016-13. The Company adopted this ASU on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax to retained earnings.
In March 2022, the FASB issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. The Company adopted this standard on January 3, 2023 on a prospective basis; with no impact to the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019 the Company formed, a cross-functional team to develop transition plans for the LIBOR cessation to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") and no longer offers LIBOR as an option to customers. The Company has determined that the LIBOR transition and this guidance will not have a material effect on the Company's business operations and consolidated financial statements.

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
For the three months ended March 31, 2023, the Company recorded a $739,000 provision for credit losses for off-balance sheet credit exposures compared to an $2.4 million benefit to the provision for credit losses for off-balance sheet credit exposures for the same period in 2022. The increase in provision was primarily due to the period over period decrease in line of credit utilization and an increase in projected loss factors as a result of a worsened economic forecast.
The allowance for credit losses for off-balance sheet credit exposures was $3.9 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2023 and December 31, 2022.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2023 and December 31, 2022.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2023 and December 31, 2022.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$250,847	$250,847	$—	$—
Agency obligations	34,801	34,801	—	—
Mortgage-backed securities	1,406,396	—	1,406,396	—
Asset-backed securities	35,673	—	35,673	—
State and municipal obligations	58,642	—	58,642	—
Corporate obligations	35,204	—	35,204	—
Total available for sale debt securities	1,821,563	285,648	1,535,915	—
Equity securities	1,197	1,197	—	—
Derivative assets	109,990	—	109,990	—
	$1,932,750	$286,845	$1,645,905	$—

Derivative liabilities	$87,862		$87,862

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$5,185	$—	$—	$5,185
Foreclosed assets	13,743	—	—	13,743
	$18,928	$—	$—	$18,928

	Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,816	$245,816	$—	$—
Mortgage-backed securities	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	—	37,621	—
State and municipal obligations	56,864	—	56,864	—
Corporate obligations	36,108	—	36,108	—
Total available for sale debt securities	1,803,548	245,816	1,557,732	—
Equity Securities	1,147	1,147	—	—
Derivative assets	148,151	—	148,151	—
	$1,952,846	$246,963	$1,705,883	$—

Derivative liabilities	$120,896	$—	$120,896	$—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,988	$—	$—	$23,988
Foreclosed assets	2,124	—	—	2,124
	$26,112	$—	$—	$26,112
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2023.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at March 31, 2023 and December 31, 2022 was $70,000, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2023 and December 31, 2022. Fair values are presented by level within the fair value hierarchy.

	Fair Value Measurements at March 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$233,853	$233,853	$233,853	$—	$—
Available for sale debt securities:
U.S. Treasury obligations	250,847	250,847	250,847	—	—
Agency obligations	34,801	34,801	34,801	—	—
Mortgage-backed securities	1,406,396	1,406,396	—	1,406,396	—
Asset-backed securities	35,673	35,673	—	35,673	—
State and municipal obligations	58,642	58,642	—	58,642	—
Corporate obligations	35,204	35,204	—	35,204	—
Total available for sale debt securities	$1,821,563	$1,821,563	$285,648	$1,535,915	$—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	$11,036	$10,212	$10,212	$—	$—
Mortgage-backed securities	—	—	—	—	—
State and municipal obligations	359,673	351,021	—	351,021	—
Corporate obligations	10,752	10,164	—	10,164	—
Total held to maturity debt securities, net of allowance for credit losses	$381,461	$371,397	$10,212	$361,185	$—
FHLBNY stock	80,521	80,521	80,521	—	—
Equity Securities	1,197	1,197	1,197	—	—
Loans, net of allowance for credit losses	10,131,456	9,802,005	—	—	9,802,005
Derivative assets	109,990	109,990	—	109,990	—

Financial liabilities:
Deposits other than certificates of deposits	$9,358,728	$9,358,727	$9,358,727	$—	$—
Certificates of deposit	938,629	931,219	—	931,219	—
Total deposits	$10,297,357	$10,289,946	$9,358,727	$931,219	$—
Borrowings	1,584,818	1,572,640	—	1,572,640	—
Subordinated debentures	10,544	9,536	—	9,536	—
Derivative liabilities	87,862	87,862	—	87,862	—

	Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,508	$186,508	$186,508	$—	$—
Available for sale debt securities:
U.S. Treasury obligations	245,816	245,816	245,816	—	—
Mortgage-backed securities	1,427,139	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	37,621	—	37,621	—
State and municipal obligations	56,864	56,864	—	56,864	—
Corporate obligations	36,108	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	$1,803,548	$245,816	$1,557,732	$—
Held to maturity debt securities:
Agency obligations	$9,997	$8,964	$8,964	$—	$—
State and municipal obligations	366,146	353,417	—	353,417	—
Corporate obligations	11,780	11,087	—	11,087	—
Total held to maturity debt securities	$387,923	$373,468	$8,964	$364,504	$—
FHLBNY stock	68,554	68,554	68,554	—	—
Equity Securities	1,147	1,147	1,147	—	—
Loans, net of allowance for credit losses	10,160,860	9,768,460	—	—	9,768,460
Derivative assets	148,151	148,151	—	148,151	—

Financial liabilities:
Deposits other than certificates of deposits	$9,811,588	$9,811,588	$9,811,588	$—	$—
Certificates of deposit	751,436	745,155	—	745,155	—
Total deposits	$10,563,024	$10,556,743	$9,811,588	$745,155	$—
Borrowings	1,337,370	1,324,578	—	1,324,578	—
Subordinated debentures	10,493	9,422	—	9,422	—
Derivative liabilities	120,896	120,896	—	120,896	—

Note 10. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$28,588	$(7,724)	$20,864	$(116,081)	31,110	(84,971)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	28,588	(7,724)	20,864	(116,081)	31,110	(84,971)
Unrealized gains (losses) on derivatives (cash flow hedges)	(5,065)	1,369	(3,696)	14,260	(3,822)	10,438
Amortization related to post-retirement obligations	(369)	100	(269)	(378)	102	(276)
Total other comprehensive income (loss)	$23,154	$(6,255)	$16,899	$(102,199)	$27,390	$(74,809)
The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended March 31,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31,	$(186,614)	$1,572	$19,997	$(165,045)	$(211)	$2,981	$4,093	$6,863
Current - period other comprehensive income (loss)	20,864	(269)	(3,696)	16,899	(84,971)	(276)	10,438	(74,809)
Balance at March 31,	$(165,750)	$1,303	$16,301	$(148,146)	$(85,182)	$2,705	$14,531	$(67,946)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and three months ended March 31, 2023 and 2022 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	$—	Net gain on securities transactions
	—	—	Income tax expense
	$—	$—	Net of tax

Cash flow hedges:
Unrealized (gains) losses on derivatives	$(4,220)	$666	Interest expense
	1,140	(178)	Income tax expense
	$(3,080)	$488

Post-retirement obligations:
Amortization of actuarial gains	$(356)	$(326)	Compensation and employee benefits (1)
	96	87	Income tax expense
	$(260)	$(239)	Net of tax

Total reclassifications	$(3,340)	$249	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2023 and December 31, 2022, the Company had 156 and 162 loan related interest rate swaps, with an aggregate notional amount of $2.28 billion and $2.40 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. At March 31, 2023 and December 31, 2022, the Company had 12 and 14 credit derivatives, with aggregate notional amounts of $143.4 million and $157.9 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At March 31, 2023, the asset and liability positions of these fair value credit derivatives totaled $32,000 and $15,000, respectively, compared to $26,000 and $12,000, respectively, at December 31, 2022.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $14.1 million will be reclassified as a reduction to interest expense. As of March 31, 2023, the Company had 8 outstanding interest rate derivatives with an aggregate notional amount of $355.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022 (in thousands).

	Fair Values of Derivative Instruments as of March 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,140,601	Other assets	$89,068	$1,140,601	Other liabilities	$89,473
Credit contracts	46,970	Other assets	32	96,436	Other liabilities	15
Total derivatives not designated as a hedging instrument			89,100			89,488

Derivatives designated as a hedging instrument:
Interest rate products	355,000	Other assets	23,802		Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			112,902			89,488

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$112,902			$89,488

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties (1)			112,870			—
Net derivatives not offset			$32			$89,488

	Fair Values of Derivative Instruments as of December 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,198,191	Other assets	$122,047	$1,198,191	Other liabilities	$122,378
Credit contracts	47,143	Other assets	26	110,714	Other liabilities	12
Total derivatives not designated as a hedging instrument			122,073			122,390

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	29,119	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			151,192			122,390

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$151,192			$122,390

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties (1)			149,800			—
Net derivatives not offset			$1,392			$122,390
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended March 31, 2023 and December 31, 2022.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2023 and 2022 (in thousands).

		(Loss) gain recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2023	March 31, 2022
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(74)	$366
Credit contracts	Other income	3	(17)
Total		$(71)	$349

	Consolidated Statements of Income	(Gain) loss recognized in expense on derivatives for the three months ended
		March 31, 2022	March 31, 2022
Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(4,219)	$666
Total		$(4,219)	$666

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
At March 31, 2023, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2023, and 2022 the out-of-scope revenue related to financial instruments was 86.6% and 83.4%, respectively, of the Company's total revenue. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,915	$7,466
Insurance agency income	4,102	3,420
Banking service charges and other fees:
Service charges on deposit accounts	3,362	2,960
Debit card and ATM fees	706	770
Total banking service charges and other fees	4,068	3,730
Total in-scope non-interest income	15,085	14,616
Total out-of-scope non-interest income	7,067	5,532
Total non-interest income	$22,152	$20,148
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management ("AUM") for the month and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer on a monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services is generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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
Note 13. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at March 31, 2023 and December 31, 2022 (in thousands):

	Classification	March 31, 2023	December 31, 2022
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$59,553	$60,577
Lease Liabilities:
Operating lease liabilities	Other liabilities	$62,610	$63,372
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
At March 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.5 years and 2.63%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Lease Costs:
Operating lease cost	$2,628	$2,807
Variable lease cost	880	718
Total lease cost	$3,508	$3,525

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,349	$1,939

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2023	$7,146
2024	9,437
2025	8,945
2026	7,966
2027	7,106
Thereafter	29,358
Total future minimum lease payments	69,958
Amounts representing interest	7,348
Present value of net future minimum lease payments	$62,610

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, the effects of the recent turmoil in the banking industry (including the closing of three financial institutions), changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland; any failure to realize the anticipated benefits of the transaction when expected or at all; certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities; and potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies.
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
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the allowance for credit losses on loans as a critical accounting policy
The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
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
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies at the reporting date: management has a reasonable expectation that a TDR will be executed with an individual borrower; or when an extension or renewal option is included in the original contract and is not unconditionally cancellable by the Company. Management will assess the likelihood of the option being exercised by the borrower and appropriately extend the maturity for modeling purposes.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. This baseline outlook reflected a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio and resulted in a recorded provision of $6.0 million for the three months ended, March 31, 2023 and a coverage ratio of 91 basis points. If the Company had used a more pessimistic forecast (“next-cycle recession”), the provision would have increased $10.7 million, with a coverage ratio of 101 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2023, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million.
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
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2023, the provision for credit losses on loans totaled $6.0 million, compared to a negative provision for credit losses of $6.4 million for the quarter ended March 31, 2022. The increase in provision was attributable to a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio, combined with an increase in total loans outstanding.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2023 AND DECEMBER 31, 2022
Total assets at March 31, 2023 were $13.78 billion, a $4.5 million decrease from December 31, 2022.
The Company’s loan portfolio decreased $24.7 million to $10.22 billion at March 31, 2023, from $10.25 billion at December 31, 2022. For the three months ended March 31, 2023, loan funding, including advances on lines of credit, totaled $809.2 million, compared with $959.4 million for the same period in 2022. During the three months ended March 31, 2023, the loan portfolio had net decreases of $56.6 million in construction loans, $23.3 million in commercial mortgage loans, $5.5 million in commercial loans, $3.7 million in residential mortgage loans and $3.1 million in consumer loans, partially offset by a net increase of $66.5 million in multi-family mortgage loans. Commercial real estate, commercial and construction loans represented 85.6% of the total loan portfolio at March 31, 2023, unchanged from 85.6% at December 31, 2022.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $211.3 million and $99.6 million, respectively, at March 31, 2023, compared to $203.9 million and $87.3 million, respectively, at December 31, 2022. No SNC relationships were 90 days or more delinquent at March 31, 2023.
The Company had outstanding junior lien mortgages totaling $134.8 million at March 31, 2023. Of this total, six loans totaling $153,753 were 90 days or more delinquent with an allowance for credit losses of $2,575.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Mortgage loans:
Residential	$1,744	$1,928
Commercial	6,815	28,212
Multi-family	1,548	1,565
Construction	1,874	1,878
Total mortgage loans	11,981	33,583
Commercial loans	23,129	24,188
Consumer loans	346	738
Total non-performing loans	35,456	58,509
Foreclosed assets	13,743	2,124
Total non-performing assets	$49,199	$60,633
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Mortgage loans:
Residential	$639	$1,114
Commercial	1,528	412
Multi-family	785	—
Construction	—	1,097
Total mortgage loans	2,952	2,623
Commercial loans	3,028	1,014
Consumer loans	150	147
Total 60-89 day delinquent loans	$6,130	$3,784
At March 31, 2023, the Company’s allowance for credit losses related to the loan portfolio was 0.91% of total loans, compared to 0.86% and 0.79% at December 31, 2022 and March 31, 2022, respectively. The Company recorded a provision for credit losses on loans of $6.0 million for the three months ended March 31, 2023 compared with a benefit of $6.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company had net charge-offs of $671,000, compared to net recoveries of $1.9 million for the same period in 2022. The allowance for credit losses increased $4.7 million to $92.8 million at March 31, 2023 from $88.0 million at December 31, 2022. The increase in the allowance for credit losses on loans was attributable to a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio.
Total non-performing loans were $35.5 million, or 0.35% of total loans at March 31, 2023, compared to $58.5 million, or 0.57% of total loans at December 31, 2022. The $23.1 million decrease in non-performing loans at March 31, 2023, compared to the trailing quarter, consisted of a $21.4 million decrease in non-performing commercial mortgage loans, a $1.1 million decrease in non-performing commercial loans, a $392,000 decrease in non-performing consumer loans and a $184,000 decrease in non-performing residential mortgage loans. Within the $21.4 million decrease in non-performing commercial mortgage loans, one loan totaling $12.2 million was moved to foreclosed assets in the current quarter.
At March 31, 2023, December 31, 2022 and March 31, 2022, the Company held foreclosed assets of $13.7 million, $2.1 million and $8.6 million, respectively. During the three months ended March 31, 2023, there were two additions to foreclosed assets with an aggregate carrying value of $12.3 million and three properties sold with an aggregate carrying value of $666,000. Foreclosed assets at March 31, 2023 consisted primarily of commercial real estate. Total non-performing assets at March 31, 2023 decreased $11.4 million to $49.2 million, or 0.36% of total assets, from $60.6 million, or 0.44% of total assets at December 31, 2022.
Total investments were $2.28 billion at March 31, 2023, a $23.6 million increase from December 31, 2022. This increase was largely due to a $27.8 million decrease in unrealized losses on available for sale debt securities, combined with purchases of mortgage-backed and municipal securities, partially offset by repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds.
Total deposits decreased $265.7 million during the three months ended March 31, 2023, to $10.30 billion. Total savings and demand deposit accounts decreased $452.9 million to $9.36 billion at March 31, 2023, while total time deposits increased $187.2 million to $938.6 million at March 31, 2023. The decrease in savings and demand deposits was largely attributable to a $257.5 million decrease in money market deposits, a $153.2 million decrease in non-interest bearing demand deposits, and an $87.4 million decrease in savings deposits, partially offset by a $45.2 million increase in interest bearing demand deposits. During the three months ended March 31, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our insured cash sweep ("ICS") product, as a method to increase the level of customers' deposit insurance in light of recent market turmoil. The Bank's ICS deposits increased $139.9 million to $198.8 million at March 31, 2023, from $58.9 million at December 31, 2022. The increase in time deposits consisted of a $134.2 million increase in retail time deposits and a $53.0 million increase in brokered time deposits.
Borrowed funds increased $247.4 million during the three months ended March 31, 2023, to $1.58 billion. The increase in borrowings was largely due to the replacement of demand deposits with FHLB borrowings and asset funding requirements. Borrowed funds represented 11.5% of total assets at March 31, 2023, an increase from 9.7% at December 31, 2022.
Stockholders’ equity increased $42.4 million during the three months ended March 31, 2023, to $1.64 billion, primarily due to a decrease in unrealized losses on available for sale debt securities and net income earned for the period, partially offset by dividends paid to stockholders and common stock repurchases. For the three months ended March 31, 2023, common stock repurchases totaled 71,111 shares at an average cost of $23.35 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2023, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from securities and the ability to borrow funds from the FHLBNY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For three months ended March 31, 2023 and 2022, loan repayments totaled $826.7 million and $883.1 million, respectively.
As deposits have declined, the Company has continued to monitor and focus on deposit behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $1.28 billion and $1.45 billion, respectively at March 31, 2023. Our estimated uninsured and uncollateralized deposits at March 31, 2023 totaled $2.77 billion, which does not consider all of the benefit of different account titling conventions that may increase the insured balance for a particular account. At March 31, 2023, Provident Bank held on balance sheet liquidity and borrowing capacity totaling $3.59 billion, representing 130% of estimated uninsured and uncollateralized deposits. All borrowing capacity is immediately available.
The Bank established the Bank Term Funding Program with the Federal Reserve Bank of New York in March and pledged approximately $521 million in unencumbered security collateral to the facility improving its access to immediate funding. Advances under the Program can be requested until March 11, 2024. As of March 31, 2023, the Company has not taken any advances under the Program, but has this option as an available short term liquidity source.
During the three months ended March 31, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our insured cash sweep ("ICS") product, as a method to increase the level of customers' deposit insurance in light of recent market turmoil. As of March 31, 2023 our ICS deposits totaled $198.8 million, compared to $58.9 million at December 31, 2022.
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
At March 31, 2023, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2023
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$531,077	4.00%	$531,077	4.00%	$1,296,273	9.76%
Common equity Tier 1 risk-based capital	516,011	4.50	802,684	7.00	1,296,273	11.30
Tier 1 risk-based capital	688,015	6.00	974,688	8.50	1,296,273	11.30
Total risk-based capital	917,353	8.00	1,204,026	10.50	1,382,338	12.06

Company:
Tier 1 leverage capital	$531,299	4.00%	$531,299	4.00%	$1,350,890	10.17%
Common equity Tier 1 risk-based capital	516,255	4.50	803,063	7.00	1,338,003	11.66
Tier 1 risk-based capital	688,340	6.00	975,148	8.50	1,350,890	11.78
Total risk-based capital	917,787	8.00	1,204,595	10.50	1,436,955	12.53
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
General. The Company reported net income of $40.5 million, or $0.54 per basic and diluted share for the three months ended March 31, 2023, compared to net income of $44.0 million, or $0.58 per basic and diluted share for the three months ended March 31, 2022.
Net income for the three months ended March 31, 2023 was negatively impacted by an increase in funding costs, an increase in the provision for credit losses due to a worsened economic forecast and an increase in non-interest expense attributable to increases in compensation and benefits expense and the increased cost of FDIC insurance, partially offset by an increase in non-interest income. Non-tax deductible transaction costs related to our pending merger with Lakeland Bancorp, Inc. (“Lakeland”) totaled $1.1 million in the current quarter, compared to $1.2 million for the trailing quarter.
Net Interest Income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
The following table sets forth certain information for the quarters ended March 31, 2023 and March 31, 2022. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$72,022	$845	4.76%	$274,004	$107	0.16%
Federal funds sold and other short-term investments	29	—	3.70%	195,598	540	1.12%
Available for sale debt securities	1,808,619	10,402	2.30%	2,115,852	7,577	1.43%
Held to maturity debt securities, net (1)	383,907	2,368	2.47%	428,125	2,596	2.43%
Equity securities, at fair value	991	—	—%	1,092	—	—%
Federal Home Loan Bank stock	59,106	1,028	6.96%	30,907	374	4.85%
Net loans: (2)
Total mortgage loans	7,643,140	95,988	5.02%	7,061,657	63,835	3.62%
Total commercial loans	2,146,658	28,683	5.37%	2,099,145	22,821	4.38%
Total consumer loans	304,058	4,242	5.66%	321,029	3,139	3.97%
Total net loans	10,093,856	128,913	5.12%	9,481,831	89,795	3.80%
Total interest earning assets	$12,418,530	$143,556	4.63%	$12,527,409	$100,989	3.23%
Non-Interest Earning Assets:
Cash and due from banks	142,953			122,856
Other assets	1,171,225			1,043,164

Total assets	$13,732,708			$13,693,429
Interest Bearing Liabilities:
Demand deposits	$5,771,582	$21,920	1.54%	$6,288,544	$4,195	0.27%
Savings deposits	1,398,419	453	0.13%	1,476,643	291	0.08%
Time deposits	859,773	5,137	2.42%	680,818	701	0.42%
Total deposits	8,029,774	27,510	1.39%	8,446,005	5,187	0.25%
Borrowed funds	1,224,279	7,476	2.48%	549,679	1,168	0.86%
Subordinated debentures	10,511	246	9.51%	10,301	108	4.27%
Total interest bearing liabilities	$9,264,564	35,232	1.54%	$9,005,985	6,463	0.29%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,550,796			$2,786,042
Other non-interest bearing liabilities	290,978			215,078
Total non-interest bearing liabilities	2,841,774			3,001,120
Total liabilities	12,106,338			12,007,105
Stockholders' equity	1,626,370			1,686,324
Total liabilities and stockholders' equity	$13,732,708			$13,693,429
Net interest income		$108,324			$94,526
Net interest rate spread			3.09%			2.94%
Net interest-earning assets	$3,153,966			$3,521,424
Net interest margin (3)			3.48%			3.02%
Ratio of interest-earning assets to total interest-bearing liabilities	1.34x			1.39x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Total net interest income increased $13.8 million to $108.3 million for the quarter ended March 31, 2023, from $94.5 million for the quarter ended March 31, 2022. Interest income for the quarter ended March 31, 2023 increased $42.6 million to $143.6 million, from $101.0 million for the same period in 2022. Interest expense increased $28.8 million to $35.2 million for the quarter ended March 31, 2023, from $6.5 million for the quarter ended March 31, 2022. The increase in net interest income for the three months ended March 31, 2023, was primarily driven by an increase in the net interest margin resulting from the favorable repricing of adjustable rate loans, higher market rates on new loan originations and the investment of excess liquidity into higher-yielding loans, partially offset by the unfavorable repricing of both deposits and borrowings and a decrease in lower-costing deposits, which resulted in an increase in borrowings. Additionally, fees related to the forgiveness of PPP loans, which are recognized in interest income, decreased $1.1 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022.
For the three months ended March 31, 2023, the net interest margin increased 46 basis points to 3.48%, compared to 3.02% for the three months ended March 31, 2022. The weighted average yield on interest earning assets increased 140 basis points to 4.63% for the three months ended March 31, 2023, compared to 3.23% for the three months ended March 31, 2022, while the weighted average cost of interest bearing liabilities increased 125 basis points to 1.54% for the three months ended March 31, 2023, compared to 0.29% for the same period last year. The average cost of interest bearing deposits increased 114 basis points to 1.39% for the three months ended March 31, 2023, compared to 0.25% for the same period last year. Average non-interest bearing demand deposits totaled $2.55 billion for the three months ended March 31, 2023, compared with $2.79 billion for the three months ended March 31, 2022. The average cost of deposits, including non-interest bearing deposits, was 1.05% for the three months ended March 31, 2023, compared with 0.19% for the three months ended March 31, 2022. The average cost of borrowings for the three months ended March 31, 2023 was 9.51%, compared to 0.86% for the same period last year.
Interest income on loans secured by real estate increased $32.2 million to $96.0 million for the three months ended March 31, 2023, from $63.8 million for the three months ended March 31, 2022. Commercial loan interest income increased $5.9 million to $28.7 million for the three months ended March 31, 2023, from $22.8 million for the three months ended March 31, 2022. Consumer loan interest income increased $1.1 million to $4.2 million for the three months ended March 31, 2023, from $3.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the average balance of total loans increased $612.0 million to $10.09 billion, from $9.48 billion for the same period in 2022. The average yield on total loans for the three months ended March 31, 2023, increased 132 basis points to 5.12%, from 3.80% for the same period in 2022.
Interest income on held to maturity debt securities decreased $228,000 to $2.4 million for the quarter ended March 31, 2023, compared to the same period last year. Average held to maturity debt securities decreased $44.2 million to $383.9 million for the quarter ended March 31, 2023, from $428.1 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $3.5 million to $11.4 million for the three months ended March 31, 2023, from $8.0 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $279.0 million to $1.87 billion for the three months ended March 31, 2023.
The average yield on total securities increased to 2.52% for the three months ended March 31, 2023, compared with 1.47% for the same period in 2022.
Interest expense on deposit accounts increased $22.3 million to $27.5 million for the quarter ended March 31, 2023, compared with $5.2 million for the quarter ended March 31, 2022. The average cost of interest bearing deposits increased to 1.39% for the first quarter of 2023, from 0.25% for the three months ended March 31, 2022. For the three months ended March 31, 2023, average interest bearing core deposits, which consist of total savings and demand deposits, decreased $595.2 million, to $7.17 billion, from $7.77 billion for the same period in 2022. For the three months ended March 31, 2023, average time deposit account balances increased $179.0 million, to $859.8 million, from $680.8 million for the same period in 2022.
Interest expense on borrowed funds increased $6.3 million to $7.5 million for the quarter ended March 31, 2023, from $1.2 million for the quarter ended March 31, 2022. The average cost of borrowings increased to 2.48% for the three months ended March 31, 2023, from 0.86% for the three months ended March 31, 2022. Average borrowings increased $674.6 million to $1.22 billion for the quarter ended March 31, 2023, from $549.7 million for the quarter ended March 31, 2022.
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
The Company recorded a $6.0 million provision for credit losses on loans for the three months ended March 31, 2023 compared with a benefit of $6.4 million for the three months ended March 31, 2022. The increase in provision was attributable to a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio.
Non-Interest Income. Non-interest income totaled $22.2 million for the quarter ended March 31, 2023, an increase of $2.0 million, compared to the same period in 2022. Other income increased $2.1 million to $3.3 million for the three months ended March 31, 2023, compared to $1.2 million for the same period in 2022, mainly due to an additional $2.0 million gain recognized from the September 2022 sale of a foreclosed commercial property, representing additional sale proceeds held in escrow pending the resolution of certain post-closing conditions, combined with an increase in the gains on sale of SBA loans, partially offset by a decrease in net fees on loan-level interest rate swap transactions. Insurance agency income increased $682,000 to $4.1 million for the three months ended March 31, 2023, compared to the same period in 2022, resulting from an increase in business activity. BOLI income increased $305,000 to $1.5 million, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher equity valuations. Partially offsetting these increases in non-interest income, wealth management income decreased $551,000 to $6.9 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in the market value of assets under management, while fee income decreased $502,000 to $6.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in commercial loan prepayment fees.
Non-Interest Expense. For the three months ended March 31, 2023, non-interest expense totaled $69.5 million, an increase of $7.6 million, compared to the three months ended March 31, 2022. Non-interest expense for the current quarter included $1.1 million in professional fees related to our pending merger with Lakeland. For the three months ended March 31, 2023, the Company recorded a $739,000 provision for credit losses for off-balance sheet credit exposures, compared to a $2.4 million negative provision for the same period in 2022. The $3.1 million increase in provision was primarily due to the period over period decrease in line of credit utilization and an increase in projected loss factors as a result of a worsened economic forecast. Other operating expenses increased $2.8 million to $12.2 million for the three months ended March 31, 2023, compared to the same period in 2022, largely due to increases professional fees related to our pending merger with Lakeland, combined with additional expenses related to foreclosed commercial real estate owned properties. Compensation and benefits expense increased $1.7 million to $38.7 million for the three months ended March 31, 2023, compared to $37.1 million for the three months ended March 31, 2022, primarily due to an increase in stock-based compensation and an increase in salary expense associated with Company-wide annual merit increases. In addition, FDIC insurance increased $732,000 to $1.9 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the recent FDIC action to increase deposit insurance assessment rates uniformly beginning in the first quarter of 2023. Partially offsetting these increases in non-interest expense, net occupancy expense decreased $920,000 to $8.4 million for the three months ended March 31, 2023, largely due to decreases in snow removal costs and rent expense.
Income Tax Expense. For the three months ended March 31, 2023, the Company’s income tax expense was $14.5 million with an effective tax rate of 26.3%, compared with income tax expense of $15.2 million with an effective tax rate of 25.7% for the three months ended March 31, 2022. The decrease in tax expense for the three months ended March 31, 2023, compared with the same period last year was largely the result of a decrease in taxable income, while the increase in the effective tax rate was primarily due to non-deductible merger related transaction costs incurred in the 2023 period.

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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2023 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$414,995	$(3,987)	(1.0)%
Static	418,982	—	—
+100	422,666	3,684	0.9
+200	426,220	7,238	1.7
+300	429,362	10,380	2.5
The interest rate risk position of the Company remains slightly asset-sensitive. As a result, the preceding table indicates that, as of March 31, 2023, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 2.5%, or $10.4 million. In the event of a 100 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.0%, or $4.0 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2023 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$2,016,688	$(32,850)	(1.6)%	14.6%	(8.8)%
Flat	2,049,538	—	—	15.2	—
+100	2,069,079	19,541	1.0	15.8	5.7
+200	2,084,611	35,073	1.7	16.3	10.2
+300	2,098,537	48,999	2.4	16.8	14.8
The preceding table indicates that as of March 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 2.4%, or $49.0 million. If rates were to decrease 100 basis points, the present value of equity would decrease 1.6%, or $32.9 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, have been supplemented by the Company for the quarter ended March 31, 2023, as follows:
Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if the public loses confidence in how we manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California

Department of Financial Protection and Innovation, on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023 First Republic Bank, San Francisco, California, was closed by the FDIC and sold to JPMorgan Chase & Co. In each case, the FDIC was named receiver after each of these banks lost credibility with its depositors and experienced massive deposit outflows. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors, regulators and depositors on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient or costly to support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funding for our lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use several funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which may include Federal Home Loan Bank of New York advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. Our net interest margin a nd profitability would also be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations. A lack of liquidity could also attract increased regulatory scrutiny and potential restrictions imposed on us by regulators.

The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

The Failure to Address the Federal Debt Ceiling in a Timely Manner, Downgrades of the U.S. Credit Rating and Uncertain Credit and Financial Market Conditions May Affect the Stability of Securities Issued or Guaranteed by the Federal Government, which May Affect the Valuation or Liquidity of our Investment Securities Portfolio and Increase Future Borrowing Costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $250.8 million, $81.5 million and $1.22 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises and programs, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2023 through January 31, 2023	—	$—	—	1,133,981
February 1, 2023 through February 28, 2023	—	—	—	1,133,981
March 1, 2023 through March 31, 2023	71,111	23.35	71,111	1,062,870
Total	71,111	23.35	71,111
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
The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022/File No. 001-31566)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2023	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2023	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer