Form 10-Q
period 2023-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2023-08-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2023 there were 83,209,012 shares issued and 75,614,511 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 75,341 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2023 (Unaudited) and December 31, 2022
(Dollars in Thousands)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$208,842	$186,490
Short-term investments	30	18
Total cash and cash equivalents	208,872	186,508
Available for sale debt securities, at fair value	1,749,889	1,803,548
Held to maturity debt securities, net (fair value of $365,029 at June 30, 2023 (unaudited) and $373,468 at December 31, 2022)	378,894	387,923
Equity securities, at fair value	1,238	1,147
Federal Home Loan Bank stock	93,330	68,554
Loans	10,530,531	10,248,883
Less allowance for credit losses	102,073	88,023
Net loans	10,428,458	10,160,860
Foreclosed assets, net	13,697	2,124
Banking premises and equipment, net	70,602	79,794
Accrued interest receivable	53,845	51,903
Intangible assets	459,383	460,892
Bank-owned life insurance	241,107	239,040
Other assets	330,288	341,143
Total assets	$14,029,603	$13,783,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,965,529	$8,373,005
Savings deposits	1,275,262	1,438,583
Certificates of deposit of $100,000 or more	666,276	504,627
Other time deposits	354,053	246,809
Total deposits	10,261,120	10,563,024
Mortgage escrow deposits	44,280	35,705
Borrowed funds	1,849,714	1,337,370
Subordinated debentures	10,596	10,493
Other liabilities	221,422	239,141
Total liabilities	12,387,132	12,185,733
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,530,425 shares outstanding at June 30, 2023 and 75,169,196 outstanding at December 31, 2022	832	832
Additional paid-in capital	986,150	981,138
Retained earnings	954,403	918,158
Accumulated other comprehensive (loss) income	(162,493)	(165,045)
Treasury stock	(127,818)	(127,154)
Unallocated common stock held by the Employee Stock Ownership Plan	(8,603)	(10,226)
Common stock acquired by deferred compensation plans	(3,150)	(3,427)
Deferred compensation plans	3,150	3,427
Total stockholders’ equity	1,642,471	1,597,703
Total liabilities and stockholders’ equity	$14,029,603	$13,783,436
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income:
Real estate secured loans	$99,302	$69,073	$195,290	$132,908
Commercial loans	31,426	22,363	60,109	45,184
Consumer loans	4,431	3,344	8,673	6,483
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	11,432	8,454	22,862	16,406
Held to maturity debt securities	2,357	2,489	4,725	5,085
Deposits, Federal funds sold and other short-term investments	948	562	1,793	1,209
Total interest income	149,896	106,285	293,452	207,275
Interest expense:
Deposits	36,447	5,576	63,957	10,763
Borrowed funds	14,088	1,104	21,564	2,272
Subordinated debt	255	130	501	239
Total interest expense	50,790	6,810	86,022	13,274
Net interest income	99,106	99,475	207,430	194,001
Provision charge (benefit) for credit losses	10,397	2,996	16,398	(3,409)
Net interest income after provision charge (benefit) for credit losses	88,709	96,479	191,032	197,410
Non-interest income:
Fees	5,775	7,424	12,162	14,313
Wealth management income	6,919	7,024	13,834	14,489
Insurance agency income	3,847	2,850	7,950	6,270
Bank-owned life insurance	1,534	1,563	3,018	2,741
Net gains on securities transactions	29	141	24	157
Other income	1,283	1,930	4,552	3,108
Total non-interest income	19,387	20,932	41,540	41,078
Non-interest expense:
Compensation and employee benefits	35,283	37,437	74,021	74,503
Net occupancy expense	7,949	8,479	16,360	17,810
Data processing expense	5,716	5,632	11,224	10,976
FDIC insurance	2,125	1,350	4,061	2,555
Amortization of intangibles	749	873	1,511	1,732
Advertising and promotion expense	1,379	1,222	2,589	2,326
Provision (benefit) charge for credit losses on off-balance sheet credit exposures	(647)	(973)	92	(3,363)
Merger-related expenses	1,960	—	3,060	—
Other operating expenses	9,949	9,826	21,032	19,191
Total non-interest expense	64,463	63,846	133,950	125,730
Income before income tax expense	43,633	53,565	98,622	112,758
Income tax expense	11,630	14,337	26,083	29,567
Net income	$32,003	$39,228	$72,539	$83,191
Basic earnings per share	$0.43	$0.53	$0.97	$1.11
Weighted average basic shares outstanding	74,823,272	74,328,632	74,734,795	75,068,154
Diluted earnings per share	$0.43	$0.53	$0.97	$1.11
Weighted average diluted shares outstanding	74,830,187	74,400,788	74,766,848	75,152,286

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$32,003	$39,228	$72,539	$83,191
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(14,726)	(45,733)	6,138	(130,704)
Reclassification adjustment for gains included in net income	—	(42)	—	(42)
Total	(14,726)	(45,775)	6,138	(130,746)
Unrealized gains and losses on derivatives:
Net unrealized gains arising during the period	3,650	2,276	3,033	12,227
Reclassification adjustment for (gains) losses included in net income	(3,010)	(118)	(6,089)	369
Total	640	2,158	(3,056)	12,596
Amortization related to post-retirement obligations	(261)	(236)	(530)	(512)
Total other comprehensive (loss) income	(14,347)	(43,853)	2,552	(118,662)
Total comprehensive income (loss)	$17,656	$(4,625)	$75,091	$(35,471)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2022	$832	$972,552	$839,807	$(67,946)	$(109,581)	$(14,533)	$(3,844)	$3,844	$1,621,131
Net income	—	—	39,228	—	—	—	—	—	39,228
Other comprehensive loss, net of tax	—	—	—	(43,853)	—	—	—	—	(43,853)
Cash dividends paid	—	—	(18,058)	—	—	—	—	—	(18,058)
Distributions from deferred comp plans	—	41	—	—	—	—	139	(139)	41
Purchases of treasury stock	—	—	—	—	(17,505)	—	—	—	(17,505)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(5)	—	—	—	(5)
Allocation of ESOP shares	—	250	—	—	—	812	—	—	1,062
Allocation of Stock Award Plan ("SAP") shares	—	3,174	—	—	—	—	—	—	3,174
Allocation of stock options	—	50	—	—	—	—	—	—	50
Balance at June 30, 2022	$832	$976,067	$860,977	$(111,799)	$(127,091)	$(13,721)	$(3,705)	$3,705	$1,585,265

For the six months ended June 30, 2022	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	83,191	—	—	—	—	—	83,191
Other comprehensive loss, net of tax	—	—	—	(118,662)	—	—	—	—	(118,662)
Cash dividends paid	—	—	(36,747)	—	—	—	—	—	(36,747)
Distributions from deferred comp plans	—	86	—	—	—	—	279	(279)	86
Purchases of treasury stock	—	—	—	—	(46,530)	—	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(958)	—	—	—	(958)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	582	—	—	—	1,623	—	—	2,205
Allocation of SAP shares	—	5,485	—	—	—	—	—	—	5,485
Allocation of stock options	—	99	—	—	—	—	—	—	99
Balance at June 30, 2022	$832	$976,067	$860,977	$(111,799)	$(127,091)	$(13,721)	$(3,705)	$3,705	$1,585,265

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2023	832	984,089	940,533	(148,146)	(127,814)	(9,414)	(3,289)	3,289	1,640,080
Net income	—	—	32,003	—	—	—	—	—	32,003
Other comprehensive loss, net of tax	—	—	—	(14,347)	—	—	—	—	(14,347)
Cash dividends paid	—	—	(18,133)	—	—	—	—	—	(18,133)
Distributions from deferred comp plans	—	32	—	—	—	—	139	(139)	32
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(4)	—	—	—	(4)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(1)	—	—	—	811	—	—	810
Allocation of SAP shares	—	1,997	—	—	—	—	—	—	1,997
Allocation of stock options	—	33	—	—	—	—	—	—	33
Balance at June 30, 2023	$832	$986,150	$954,403	$(162,493)	$(127,818)	$(8,603)	$(3,150)	$3,150	$1,642,471

For the six months ended June 30, 2023	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	72,539	—	—	—	—	—	72,539
Other comprehensive income, net of tax	—	—	—	2,552	—	—	—	—	2,552
Cash dividends paid	—	—	(36,727)	—	—	—	—	—	(36,727)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	79	—	—	—	—	277	(277)	79
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,671)	—	—	—	(1,671)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	243	—	—	—	1,623	—	—	1,866
Allocation of SAP shares	—	4,830	—	—	—	—	—	—	4,830
Allocation of stock options	—	77	—	—	—	—	—	—	77
Balance at June 30, 2023	$832	$986,150	$954,403	$(162,493)	$(127,818)	$(8,603)	$(3,150)	$3,150	$1,642,471

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72,539	$83,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,953	6,579
Provision charge (benefit) for credit losses on loans and securities	16,398	(3,409)
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	92	(3,363)
Deferred tax (benefit) expense	(2,332)	3,393
Amortization of operating lease right-of-use assets	5,257	5,393
Income on Bank-owned life insurance	(3,018)	(2,741)
Net amortization of premiums and discounts on securities	4,012	7,665
Accretion of net deferred loan fees	(4,691)	(4,801)
Amortization of premiums on purchased loans, net	120	154
Originations of loans held for sale	(11,490)	(16,197)
Proceeds from sales of loans originated for sale	11,938	9,881
ESOP expense	1,866	2,205
Allocation of stock award expense	4,830	5,485
Allocation of stock option expense	77	99
Net gain on sale of loans	(972)	(824)
Net gain on securities transactions	(24)	(157)
Net gain on sale of premises and equipment	(197)	(22)
Net gain on sale of foreclosed assets	(2,789)	(16)
Increase in accrued interest receivable	(1,942)	(868)
Decrease (increase) in other assets	7,490	(12,691)
(Decrease) increase in other liabilities	(17,719)	22,578
Net cash provided by operating activities	85,398	101,534
Cash flows from investing activities:
Net increase in loans	(285,500)	(396,236)
Purchases of loans	(3,394)	(3,422)
Proceeds from sales of foreclosed assets	3,485	280
Proceeds from maturities, calls and paydowns of held to maturity debt securities	17,545	37,009
Purchases of investment securities held to maturity	(9,130)	(12,369)
Proceeds from maturities, calls and paydowns of available for sale debt securities	92,681	166,855
Purchases of available for sale debt securities	(34,802)	(241,725)
Proceeds from redemption of Federal Home Loan Bank stock	112,279	31,134
Purchases of Federal Home Loan Bank stock	(137,055)	(51,680)
BOLI claim benefits received	2,347	—
Proceeds from sales of premises and equipment	62	22
Purchases of premises and equipment	(2,959)	(5,944)
Net cash used in investing activities	(244,441)	(476,076)
Cash flows from financing activities:
Net decrease in deposits	(301,904)	(359,788)
Increase in mortgage escrow deposits	8,575	7,906
Cash dividends paid to stockholders	(36,727)	(36,747)

	Six months ended June 30,
	2023	2022
Purchase of treasury stock	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	(1,671)	(958)
Stock options exercised	790	—
Proceeds from long-term borrowings	446,531	964,000
Payments on long-term borrowings	(32,500)	(579,111)
Net increase (decrease) in short-term borrowings	98,313	(9,161)
Net cash provided by (used in) financing activities	181,407	(60,389)
Net increase (decrease) in cash and cash equivalents	22,364	(434,931)
Cash and cash equivalents at beginning of period	186,438	685,163
Restricted cash at beginning of period	70	27,300
Total cash, cash equivalents and restricted cash at beginning of period	186,508	712,463
Cash and cash equivalents at end of period	208,802	277,462
Restricted cash at end of period	70	70
Total cash, cash equivalents and restricted cash at end of period	$208,872	$277,532

Cash paid during the period for:
Interest on deposits and borrowings	$81,490	$14,308
Income taxes	$26,591	$7,760
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$12,341	$624
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A. Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. (the "Company") and its wholly owned subsidiary, Provident Bank (the “Bank") and its wholly owned subsidiaries.
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and the consolidated statements of income for the periods presented. Actual results could differ from these estimates. The allowance for credit losses is a material estimate that is particularly susceptible to near-term change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for all of 2023.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2023			2022
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$32,003			$39,228
Basic earnings per share:
Income available to common stockholders	$32,003	74,823,272	$0.43	$39,228	74,328,632	$0.53
Dilutive shares		6,915			72,156
Diluted earnings per share:
Income available to common stockholders	$32,003	74,830,187	$0.43	$39,228	74,400,788	$0.53

	Six months ended June 30,
	2023			2022
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$72,539			$83,191
Basic earnings per share:
Income available to common stockholders	$72,539	74,734,795	$0.97	$83,191	75,068,154	$1.11
Dilutive shares		32,053			84,132
Diluted earnings per share:
Income available to common stockholders	$72,539	74,766,848	$0.97	$83,191	75,152,286	$1.11
Anti-dilutive stock options and awards at June 30, 2023 and 2022, totaling 1.3 million shares and 1.0 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2023, a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model led to increases to the provisions for credit losses and off-balance sheet credit exposures. See Notes 4 and 9 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2023. At June 30, 2023, the Company performed an interim goodwill impairment analysis and concluded that no triggering considerations were met and therefore a test for impairment between annual tests was not required.
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On September 26, 2022, the Company entered into a definitive merger agreement pursuant to which it will merge (the “merger”) with Lakeland Bancorp, Inc. ("Lakeland"), and Lakeland Bank, a wholly owned subsidiary of Lakeland, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of both companies and shareholder approval has also been received for both companies. The actual value of the Company’s common stock to be recorded as consideration in the merger will be based on the closing price of Company’s common stock at the time of the merger completion date. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares of the Company's common stock plus cash in lieu of fractional shares.
Note 3. Investment Securities
At June 30, 2023, the Company had $1.75 billion and $378.9 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at June 30, 2023 totaled 937, compared with 914 at December 31, 2022. The increase in the number of securities in an unrealized loss position at June 30, 2023 was due to higher current market interest rates compared to rates at December 31, 2022.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,106	—	(29,039)	247,067
Agency obligations	31,452	301	—	31,753
Mortgage-backed securities	1,549,842	84	(203,202)	1,346,724
Asset-backed securities	34,351	379	(224)	34,506
State and municipal obligations	64,939	—	(9,214)	55,725
Corporate obligations	40,495	—	(6,381)	34,114
	$1,997,185	764	(248,060)	1,749,889

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,620	—	(29,804)	245,816
Mortgage-backed securities	1,636,913	209	(209,983)	1,427,139
Asset-backed securities	37,706	278	(363)	37,621
State and municipal obligations	67,706	—	(10,842)	56,864
Corporate obligations	40,540	50	(4,482)	36,108
	$2,058,485	537	(255,474)	1,803,548
The amortized cost and fair value of available for sale debt securities at June 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2023
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	242,910	218,600
Due after five years through ten years	82,226	70,318
Due after ten years	56,404	47,988
	$381,540	336,906
Investments which pay principal on a periodic basis totaling $1.62 billion at amortized cost and $1.41 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
There were no sales of securities from the available for sale debt securities portfolio for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, there were no proceeds from calls on securities in the available for sale debt securities portfolio. For the three and six months ended June 30, 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million with gains of $58,000 and no losses recognized.

The number of available for sale debt securities in an unrealized loss position at June 30, 2023 totaled 464, compared with 475 at December 31, 2022. The decline in the number of securities in an unrealized loss position at June 30, 2023 was due to maturities and calls of securities in the quarter. All securities in an unrealized loss position were investment grade at June 30, 2023.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$12,096	—	(929)	11,167
State and municipal obligations	357,003	168	(12,510)	344,661
Corporate obligations	9,820	—	(619)	9,201
	$378,919	168	(14,058)	365,029

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,997	—	(1,033)	8,964
State and municipal obligations	366,164	268	(13,015)	353,417
Corporate obligations	11,789	1	(703)	11,087
	$387,950	269	(14,751)	373,468
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.5 million and $6.6 million, respectively. As to these calls on securities, for the three months ended June 30, 2023, there were gross gains of $28,000 and no gross losses, while for the six months ended June 30, 2023, gross gains totaled $24,000, with no gross losses. For the three and six months ended June 30, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $10.3 million and $26.2 million, respectively. As to these calls on securities for the three and six months ended June 30, 2022, gross gains totaled $83,000 and $99,000, respectively, with no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2023 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2023
	Amortized cost	Fair value
Due in one year or less	$25,283	25,199
Due after one year through five years	169,684	166,605
Due after five years through ten years	153,491	148,121
Due after ten years	30,461	25,104
	$378,919	365,029
The allowance for credit losses on held to maturity debt securities at June 30, 2023 and December 31, 2022 was $25,000 and $27,000, respectively, and are excluded from amortized cost in the tables above.
The number of held to maturity debt securities in an unrealized loss position at June 30, 2023 totaled 473, compared with 439 at December 31, 2022. The increase in the number of securities in an unrealized loss position at June 30, 2023, was due to higher current market interest rates compared to rates at December 31, 2022.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:

•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies at June 30, 2023 no lower than A and the Company had no securities rated BBB or worse by Moody’s Investors Service.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating at June 30, 2023 and December 31, 2021 (in thousands):

	June 30, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$12,096	—	—	—	—	12,096
State and municipal obligations	47,125	166,596	142,830	—	452	357,003
Corporate obligations	505	2,073	6,146	—	1,096	9,820
	$59,726	168,669	148,976	—	1,548	378,919

	December 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,997	—	—	—	—	9,997
State and municipal obligations	48,453	171,934	143,829	770	1,178	366,164
Corporate obligations	507	3,592	7,415	—	275	11,789
	$58,957	175,526	151,244	770	1,453	387,950

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At June 30, 2023, the held to maturity debt securities portfolio was comprised of 16% rated AAA, 45% rated AA, 39% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Mortgage loans:
Commercial	$4,373,436	4,316,185
Multi-family	1,645,770	1,513,818
Construction	707,234	715,494
Residential	1,166,159	1,177,698
Total mortgage loans	7,892,599	7,723,195
Commercial loans	2,348,447	2,233,670
Consumer loans	301,306	304,780
Total gross loans	10,542,352	10,261,645
Premiums on purchased loans	1,374	1,380
Net deferred fees	(13,195)	(14,142)
Total loans	$10,530,531	10,248,883
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	June 30, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$1,445	1,137	7,279	—	9,861	4,363,575	4,373,436	4,276
Multi-family	3,853	—	2,314	—	6,167	1,639,603	1,645,770	2,314
Construction	—	—	1,874	—	1,874	705,360	707,234	1,874
Residential	1,427	1,171	1,698	—	4,296	1,161,863	1,166,159	1,698
Total mortgage loans	6,725	2,308	13,165	—	22,198	7,870,401	7,892,599	10,162
Commercial loans	3,021	90	31,885	—	34,996	2,313,451	2,348,447	19,504
Consumer loans	957	147	878	—	1,982	299,324	301,306	878
Total gross loans	$10,703	2,545	45,928	—	59,176	10,483,176	10,542,352	30,544

	December 31, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$2,300	412	28,212	—	30,924	4,285,261	4,316,185	22,961
Multi-family	790	—	1,565	—	2,355	1,511,463	1,513,818	1,565
Construction	905	1,097	1,878	—	3,880	711,614	715,494	1,878
Residential	1,411	1,114	1,928	—	4,453	1,173,245	1,177,698	1,928
Total mortgage loans	5,406	2,623	33,583	—	41,612	7,681,583	7,723,195	28,332
Commercial loans	964	1,014	24,188	—	26,166	2,207,504	2,233,670	21,156
Consumer loans	885	147	738	—	1,770	303,010	304,780	739
Total gross loans	$7,255	3,784	58,509	—	69,548	10,192,097	10,261,645	50,227
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $45.9 million and $58.5 million at June 30, 2023 and December 31, 2022, respectively. Included in non-accrual loans were $17.4 million and $42.9 million of loans which were less than 90 days past due at June 30, 2023 and December 31, 2022, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2023 and December 31, 2022.

The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2023
Balance at beginning of period	$63,195	27,117	2,446	92,758
Provision charge (benefit) to operations	6,742	3,769	(111)	10,400
Recoveries of loans previously charged-off	3	134	173	310
Loans charged-off	—	(1,313)	(82)	(1,395)
Balance at end of period	$69,940	29,707	2,426	102,073

2022
Balance at beginning of period	$50,096	23,799	2,380	76,275
Provision charge (benefit) to operations	5,593	(2,710)	117	3,000
Recoveries of loans previously charged-off	361	443	109	913
Loans charged-off	(986)	(145)	(41)	(1,172)
Balance at end of period	$55,064	21,387	2,565	79,016

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2023
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) to operations	12,954	3,461	(15)	16,400
Recoveries of loans previously charged-off	6	301	258	565
Loans charged-off	(728)	(1,425)	(168)	(2,321)
Balance at end of period	$69,940	29,707	2,426	102,073

2022
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charge (benefit) charge to operations	3,599	(7,115)	116	(3,400)
Recoveries of loans previously charged-off	371	2,304	275	2,950
Loans charged-off	(1,010)	(145)	(119)	(1,274)
Balance at end of period	$55,064	21,387	2,565	79,016
For the three and six months ended June 30, 2023, the Company recorded a $10.4 million and a $16.4 million provision for credit losses on loans, respectively. The increase in provision was attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model.

The following table summarizes the Company's gross charge-offs recorded during the three months ended June 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Commercial loans	$—	—	—	—	—	1,313	1,313
Consumer loans (1)	4	—	—	—	—	3	7
Total gross loans	$4	—	—	—	—	1,316	1,320
(1) During the three months ended June 30, 2023, charge-offs on consumer overdraft accounts totaled $75,000, which is not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the six months ended June 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	707	707
Residential	—	—	—	—	—	21	21
Total mortgage loans	—	—	—	—	—	728	728
Commercial loans	—	—	—	—	—	1,425	1,425
Consumer loans (1)	9	—	—	—	—	13	22
Total gross loans	$9	—	—	—	—	2,166	2,175
(1) During the six months ended June 30, 2023, charge-offs on consumer overdraft accounts totaled $146,000, which is not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. At June 30, 2023, there were 17 loans totaling $37.1 million, compared to 10 loans totaling $42.8 million at December 31, 2022, that were individually evaluated for impairment.
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
At June 30, 2023 and December 31, 2022, the Company had $14.6 million and $24.0 million related to the fair value of collateral-dependent loans individually evaluated for impairment, respectively. These loans at June 30, 2023 consisted of $14.6 million in commercial loans.
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
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2023.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 (in thousands):

	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases

Commercial loans	$3,771	—	1,250	0.21%
Total gross loans	$3,771	—	1,250	0.05%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weight-Average Rate Change
Commercial loans	10	0.28%
Total gross loans	10	0.28%
There were no loan modifications made to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023, that subsequently defaulted.

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Commercial loans	$5,021	—	—	—	—	5,021
Total gross loans	$5,021	—	—	—	—	5,021
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
The following table presents the number of loans modified as TDRs during the three and six months ended June 30, 2022, along with their balances immediately prior to the modification date and post-modification as of June 30, 2022 (in thousands):

	For the three and six months ended
	June 30, 2022
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$265	206
Multi Family	1	1,618	1,601
Total mortgage loans	3	1,883	1,807
Commercial loans	2	378	274
Total restructured loans	5	$2,261	2,081
During the three and six months ended June 30, 2022, $921,000 of charge-offs were recorded on collateral-dependent impaired loans. There was one loan totaling $209,000 which had a payment default (90 days or more past due) for a loan modified as a TDR within the 12 month period ending June 30, 2023. For TDRs that subsequently defaulted, the Company determined the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At June 30, 2023, the balance of PCD loans totaled $173.3 million with a related allowance for credit losses of $1.6 million. The balance of PCD loans at December 31, 2022 was $193.0 million with a related allowance for credit losses of $1.7 million.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA are to be repaid by the SBA to the Company. Eligibility ended for this program in May of 2021. PPP loans are included in our commercial loan portfolio. Under the PPP, the Company secured 2,067 PPP loans for its customers totaling $682.0 million. As of June 30, 2023, 2,054 PPP loans totaling $679.4 million were forgiven and repaid by the SBA. The balance of PPP loans at June 30, 2023 was $2.6 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2023 and December 31, 2022 (in thousands):

	Gross Loans Held for Investment by Year of Origination at June 30, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	—	2,713	2,346	33,436	485	—	38,980
Substandard	—	—	—	376	—	7,785	434	—	8,595
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,089	2,346	41,221	919	—	47,575
Pass/Watch	290,713	910,869	670,781	511,239	513,150	1,318,607	96,163	14,339	4,325,861

Total commercial mortgage	$290,713	910,869	670,781	514,328	515,496	1,359,828	97,082	14,339	4,373,436

Multi-family
Special mention	$—	—	—	—	—	9,608	—	—	9,608
Substandard	—	—	—	—	—	3,211	—	—	3,211
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,819	—	—	12,819
Pass/Watch	132,991	170,856	198,427	279,117	232,748	614,456	3,223	1,133	1,632,951
Total multi-family	$132,991	170,856	198,427	279,117	232,748	627,275	3,223	1,133	1,645,770

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,097	777	—	—	1,874
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	1,097	777	—	—	1,874
Pass/Watch	33,795	276,155	266,520	105,078	8,456	13,346		2,010	705,360
Total construction	$33,795	276,155	266,520	105,078	9,553	14,123	—	2,010	707,234

Residential (1)
Special mention	$—	—	—	—	—	1,172	—	—	1,172
Substandard	—	—	—	—	—	2,142	—	—	2,142
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	3,314	—	—	3,314
Pass/Watch	42,524	147,449	205,949	205,123	92,537	469,263	—	—	1,162,845
Total residential	$42,524	147,449	205,949	205,123	92,537	472,577	—	—	1,166,159

	Gross Loans Held for Investment by Year of Origination at June 30, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Total Mortgage
Special mention	$—	—	—	2,713	2,346	44,216	485	—	49,760
Substandard	—	—	—	376	1,097	13,915	434	—	15,822
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,089	3,443	58,131	919	—	65,582
Pass/Watch	500,023	1,505,329	1,341,677	1,100,557	846,891	2,415,672	99,386	17,482	7,827,017
Total Mortgage	$500,023	1,505,329	1,341,677	1,103,646	850,334	2,473,803	100,305	17,482	7,892,599

Commercial
Special mention	$—	70	387	577	54	11,490	9,714	—	22,292
Substandard	—	—	14,966	17,133	3,974	14,473	13,837	352	64,735
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	70	15,353	17,710	4,028	25,963	23,551	352	87,027
Pass/Watch	154,852	379,855	308,290	148,648	151,902	552,747	538,651	26,475	2,261,420
Total commercial	$154,852	379,925	323,643	166,358	155,930	578,710	562,202	26,827	2,348,447

Consumer (1)
Special mention	$—	—	—	—	—	145	—	2	147
Substandard	—	—	—	—	—	4	709	90	803
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	—	—	149	709	92	950
Pass/Watch	14,243	29,064	19,513	3,328	15,341	93,900	112,425	12,542	300,356
Total consumer	$14,243	29,064	19,513	3,328	15,341	94,049	113,134	12,634	301,306

Total Loans
Special mention	$—	70	387	3,290	2,400	55,851	10,199	2	72,199
Substandard	—	—	14,966	17,509	5,071	28,392	14,980	442	81,360
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	70	15,353	20,799	7,471	84,243	25,179	444	153,559
Pass/Watch	669,118	1,914,248	1,669,480	1,252,533	1,014,134	3,062,319	750,462	56,499	10,388,793
Total gross loans	$669,118	1,914,318	1,684,833	1,273,332	1,021,605	3,146,562	775,641	56,943	10,542,352
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	3,071	26,809	52,509	14,740	—	—	97,129

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Substandard	—	—	—	—	18,020	11,774	434	—	30,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	26,809	70,529	26,514	434	—	127,357
Pass/Watch	951,367	630,584	567,448	546,474	218,620	1,164,854	94,716	14,765	4,188,828
Total commercial mortgage	$951,367	630,584	570,519	573,283	289,149	1,191,368	95,150	14,765	4,316,185

Multi-family
Special mention	$—	—	—	—	—	9,730	—	—	9,730
Substandard	—	—	—	—	—	2,356	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,086	—	—	12,086
Pass/Watch	142,550	150,293	282,228	234,953	187,499	502,177	887	1,145	1,501,732
Total multi-family	$142,550	150,293	282,228	234,953	187,499	514,263	887	1,145	1,513,818

Construction
Special mention	$—	—	—	—	19,728	905	—	—	20,633
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	20,505	905	—	—	23,607
Pass/Watch	168,674	362,542	103,067	38,639	16,917	62		1,986	691,887
Total construction	$168,674	362,542	103,067	40,836	37,422	967	—	1,986	715,494

Residential (1)
Special mention	$—	—	—	—	—	1,114	—	—	1,114
Substandard	—	—	—	—	264	4,417	—	—	4,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	264	5,531	—	—	5,795
Pass/Watch	151,077	212,697	211,445	95,872	58,226	442,586	—	—	1,171,903
Total residential	$151,077	212,697	211,445	95,872	58,490	448,117	—	—	1,177,698

Total Mortgage
Special mention	$—	—	3,071	26,809	72,237	26,489	—	—	128,606
Substandard	—	—	—	2,197	19,061	18,547	434	—	40,239
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	29,006	91,298	45,036	434	—	168,845

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	1,413,668	1,356,116	1,164,188	915,938	481,262	2,109,679	95,603	17,896	7,554,350
Total Mortgage	$1,413,668	1,356,116	1,167,259	944,944	572,560	2,154,715	96,037	17,896	7,723,195

Commercial
Special mention	$75	1,148	444	201	10,156	4,379	14,530	140	31,073
Substandard	—	7,605	10,230	4,391	3,561	13,734	7,604	364	47,489
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	10,674	4,592	13,717	18,113	22,134	504	78,562
Pass/Watch	377,662	320,334	162,175	161,150	87,396	522,798	492,717	30,876	2,155,108
Total commercial	$377,737	329,087	172,849	165,742	101,113	540,911	514,851	31,380	2,233,670

Consumer (1)
Special mention	$—	—	—	—	—	146	—	—	146
Substandard	—		8	—	109	332	209	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	8	—	109	478	209	—	804
Pass/Watch	30,132	20,671	2,909	16,682	16,156	88,173	115,777	13,476	303,976
Total consumer	$30,132	20,671	2,917	16,682	16,265	88,651	115,986	13,476	304,780

Total Loans
Special mention	$75	1,148	3,515	27,010	82,393	31,014	14,530	140	159,825
Substandard	—	7,605	10,238	6,588	22,731	32,613	8,247	364	88,386
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	13,753	33,598	105,124	63,627	22,777	504	248,211
Pass/Watch	1,821,462	1,697,121	1,329,272	1,093,770	584,814	2,720,650	704,097	62,248	10,013,434
Total gross loans	$1,821,537	1,705,874	1,343,025	1,127,368	689,938	2,784,277	726,874	62,752	10,261,645
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Savings	$1,275,262	1,438,583
Money market	2,272,648	2,542,160
NOW	3,334,509	3,186,926
Non-interest bearing	2,358,372	2,643,919
Certificates of deposit	1,020,329	751,436
Total deposits	$10,261,120	10,563,024

Note 6. Borrowed Funds
Borrowed funds at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$82,470	98,000
FHLB line of credit	179,000	486,000
FHLB advances	1,588,244	753,370
Total borrowed funds	$1,849,714	1,337,370
At June 30, 2023, FHLB advances were at fixed rates and mature between July 2023 and September 2026, and at December 31, 2022, FHLB advances were at fixed rates with maturities between January 2023 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances and overnight borrowings at June 30, 2023 are as follows (in thousands):

2023
Due in one year or less	$1,020,648
Due after one year through two years	514,492
Due after two years through three years	174,660
Due after three years through four years	57,444
Thereafter	—
Total FHLB advances and overnight borrowings	$1,767,244
Scheduled maturities of securities sold under repurchase agreements at June 30, 2023 are as follows (in thousands):

2023
Due in one year or less	$82,470
Thereafter	—
Total securities sold under repurchase agreements	$82,470
The following tables set forth certain information as to borrowed funds for the periods ended June 30, 2023 and December 31, 2022 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
June 30, 2023
Securities sold under repurchase agreements	$99,669	93,066	1.41%
FHLB overnight borrowings	402,000	223,980	4.87
FHLB advances	1,588,245	1,125,698	2.78
December 31, 2022
Securities sold under repurchase agreements	$125,506	113,550	0.38%
FHLB overnight borrowings	486,000	139,012	3.32
FHLB advances	753,370	503,713	0.85
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At June 30, 2023 and December 31, 2022, available for sale debt securities pledged as collateral for repurchase agreements totaled $95.5 million and $116.5 million, respectively.
Interest expense on borrowings for the three and six months ended June 30, 2023 amounted to $14.1 million and $21.6 million, respectively. Interest expense on borrowings for the three and six months ended June 30, 2022 amounted to $1.1 million and $2.3 million, respectively.

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2023 and 2022 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	—	3	7	$—	—	6	14
Interest cost	302	214	150	111	604	428	300	222
Expected return on plan assets	(706)	(864)	—	—	(1,412)	(1,728)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	177	—	(533)	(326)	354	—	(1,066)	(652)
Net periodic (decrease) increase in benefit cost	$(227)	(650)	(380)	(208)	$(454)	(1,300)	(760)	(416)
In its consolidated financial statements for the year ended December 31, 2022, the Company previously disclosed that it does not expect to contribute to the pension plan in 2023. As of June 30, 2023, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2023 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.
Note 8. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted This Year
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted if an entity had adopted ASU 2016-13. The Company adopted this ASU on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax, to retained earnings.
In March 2022, the FASB issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period permitted. The Company adopted this standard on January 1, 2023 on a prospective basis, with no impact to the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized; and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. In addition, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. In the fourth quarter of 2019, the Company formed a cross-functional team to develop transition plans for the LIBOR cessation to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The working group is comprised of individuals from various functional areas including lending, risk management, finance and credit, among others. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company is currently in the process of transitioning from LIBOR and plans to move to the Secured Overnight Financing Rate ("SOFR") and no longer offers LIBOR as an option to customers. The Company has determined that the LIBOR transition and this guidance will not have a material effect on the Company's business operations and consolidated financial statements.

Note 9. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Management analyzes the Company's exposure to credit losses for both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework. For purposes of estimating the allowance for credit losses for off-balance sheet credit exposures, the exposure that may default includes an estimated drawdown of unused credit based on historical credit utilization factors and current loss factors.
For the three and six months ended June 30, 2023, the Company recorded a $647,000 negative provision and a $92,000 provision for credit losses for off-balance sheet credit exposures, respectively. For the three and six months ended June 30, 2022, the Company recorded a $973,000 and a $3.4 million negative provision for credit losses for off-balance sheet credit exposures, respectively. The $326,000 increase in the provision for the three months ended June 30, 2023, compared to the same period in 2022, was primarily the result of the period-over-period relative change in line of credit utilization. The $3.5 million increase in the provision for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily the result of the period-over-period relative change in line of credit utilization and an increase in projected loss factors as a result of a worsened economic forecast.
The allowance for credit losses for off-balance sheet credit exposures was $3.2 million at June 30, 2023 and December 31, 2022, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2023 and December 31, 2022.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2023 and December 31, 2022.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2023 or December 31, 2022.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$247,067	247,067	—	—
Agency obligations	31,753	31,753	—	—
Mortgage-backed securities	1,346,724	—	1,346,724	—
Asset-backed securities	34,506	—	34,506	—
State and municipal obligations	55,725	—	55,725	—
Corporate obligations	34,114	—	34,114	—
Total available for sale debt securities	1,749,889	278,820	1,471,069	—
Equity securities	1,238	1,238	—	—
Derivative assets	131,191	—	131,191	—
	$1,882,318	280,058	1,602,260	—

Derivative liabilities	$108,067	—	108,067	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$14,582	—	—	14,582
Foreclosed assets	13,697	—	—	13,697
	$28,279	—	—	28,279

	Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,816	245,816	—	—
Mortgage-backed securities	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	—	37,621	—
State and municipal obligations	56,864	—	56,864	—
Corporate obligations	36,108	—	36,108	—
Total available for sale debt securities	1,803,548	245,816	1,557,732	—
Equity Securities	1,147	1,147	—	—
Derivative assets	148,151	—	148,151	—
	$1,952,846	246,963	1,705,883	—

Derivative liabilities	$120,896	—	120,896	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,988	—	—	23,988
Foreclosed assets	2,124	—	—	2,124
	$26,112	—	—	26,112
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2023.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. At June 30, 2023 and December 31, 2022, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps, risk participation agreements and reserves required by banking regulations.
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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date (i.e. exit pricing). The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2023 and December 31, 2022. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$208,872	208,872	208,872	—	—
Available for sale debt securities:
U.S. Treasury obligations	247,067	247,067	247,067	—	—
Agency obligations	31,753	31,753	31,753	—	—
Mortgage-backed securities	1,346,724	1,346,724	—	1,346,724	—
Asset-backed securities	34,506	34,506	—	34,506	—
State and municipal obligations	55,725	55,725	—	55,725	—
Corporate obligations	34,114	34,114	—	34,114	—
Total available for sale debt securities	$1,749,889	1,749,889	278,820	1,471,069	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	12,096	11,167	11,167	—	—
State and municipal obligations	356,987	344,661	—	344,661	—
Corporate obligations	9,811	9,201	—	9,201	—
Total held to maturity debt securities, net of allowance for credit losses	$378,894	365,029	11,167	353,862	—
FHLBNY stock	93,330	93,330	93,330	—	—
Equity Securities	1,238	1,238	1,238	—	—
Loans, net of allowance for credit losses	10,428,458	9,969,672	—	—	9,969,672
Derivative assets	131,191	131,191	—	131,191	—

Financial liabilities:
Deposits other than certificates of deposits	$9,240,791	9,240,791	9,240,791	—	—
Certificates of deposit	1,020,329	1,015,211	—	1,015,211	—
Total deposits	$10,261,120	10,256,002	9,240,791	1,015,211	—
Borrowings	1,849,714	1,832,814	—	1,832,814	—
Subordinated debentures	10,596	9,118	—	9,118	—
Derivative liabilities	108,067	108,067	—	108,067	—

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,508	186,508	186,508	—	—
Available for sale debt securities:
U.S. Treasury obligations	245,816	245,816	245,816	—	—
Mortgage-backed securities	1,427,139	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	37,621	—	37,621	—
State and municipal obligations	56,864	56,864	—	56,864	—
Corporate obligations	36,108	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	1,803,548	245,816	1,557,732	—
Held to maturity debt securities:
Agency obligations	$9,997	8,964	8,964	—	—
State and municipal obligations	366,146	353,417	—	353,417	—
Corporate obligations	11,780	11,087	—	11,087	—
Total held to maturity debt securities	$387,923	373,468	8,964	364,504	—
FHLBNY stock	68,554	68,554	68,554	—	—
Equity Securities	1,147	1,147	1,147	—	—
Loans, net of allowance for credit losses	10,160,860	9,768,460	—	—	9,768,460
Derivative assets	148,151	148,151	—	148,151	—

Financial liabilities:
Deposits other than certificates of deposits	$9,811,588	9,811,588	9,811,588	—	—
Certificates of deposit	751,436	745,155	—	745,155	—
Total deposits	$10,563,024	10,556,743	9,811,588	745,155	—
Borrowings	1,337,370	1,324,578	—	1,324,578	—
Subordinated debentures	10,493	9,422	—	9,422	—
Derivative liabilities	120,896	120,896	—	120,896	—

Note 11. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(20,178)	5,452	(14,726)	(62,477)	16,744	(45,733)
Reclassification adjustment for gains included in net income	—	—	—	(58)	16	(42)
Total	(20,178)	5,452	(14,726)	(62,535)	16,760	(45,775)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	5,002	(1,352)	3,650	3,110	(834)	2,276
Reclassification adjustment for gains included in net income	(4,124)	1,114	(3,010)	(162)	44	(118)
Total	878	(238)	640	2,948	(790)	2,158
Amortization related to post-retirement obligations	(358)	97	(261)	(322)	86	(236)
Total other comprehensive (loss) income	$(19,658)	5,311	(14,347)	(59,909)	16,056	(43,853)

	Six months ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$7,641	(1,503)	6,138	(178,558)	47,854	(130,704)
Reclassification adjustment for gains included in net income	—	—	—	(58)	16	(42)
Total	7,641	(1,503)	6,138	(178,616)	47,870	(130,746)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	4,219	(1,186)	3,033	16,703	(4,476)	12,227
Reclassification adjustment for (gains) losses included in net income	(8,343)	2,254	(6,089)	504	(135)	369
Total	(4,124)	1,068	(3,056)	17,207	(4,611)	12,596
Amortization related to post-retirement obligations	(727)	197	(530)	(700)	188	(512)
Total other comprehensive income (loss)	$2,790	(238)	2,552	(162,109)	43,447	(118,662)

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended June 30,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Losses on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at March 31,	$(165,750)	1,303	16,301	(148,146)	(85,182)	2,705	14,531	(67,946)
Current - period other comprehensive (loss)	(14,726)	(261)	640	(14,347)	(45,775)	(236)	2,158	(43,853)
Balance at June 30,	$(180,476)	1,042	16,941	(162,493)	(130,957)	2,469	16,689	(111,799)

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the six months ended June 30,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31,	$(186,614)	1,572	19,997	(165,045)	(211)	2,981	4,093	6,863
Current - period other comprehensive income (loss)	6,138	(530)	(3,056)	2,552	(130,746)	(512)	12,596	(118,662)
Balance at June 30,	$(180,476)	1,042	16,941	(162,493)	(130,957)	2,469	16,689	(111,799)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	(58)	Net gain on securities transactions
	—	16	Income tax expense
	$—	(42)	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(4,124)	(162)	Interest expense
	1,114	44	Income tax expense
	$(3,010)	(118)

Post-retirement obligations:
Amortization of actuarial gains	$(356)	(326)	Compensation and employee benefits (1)
	96	84	Income tax expense
Total reclassification	$(260)	(242)	Net of tax

Total reclassifications	$(3,270)	(402)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	(58)	Net gain on securities transactions
	—	16	Income tax expense
	$—	(42)	Net of tax

Cash flow hedges:
Realized net (gains) losses on derivatives	$(8,343)	504	Interest expense
	2,254	(136)	Income tax expense
	$(6,089)	368

Post-retirement obligations:
Amortization of actuarial gains	$(712)	(652)	Compensation and employee benefits (1)
	192	171	Income tax expense
Total reclassification	$(520)	(481)	Net of tax

Total reclassifications	$(6,609)	(155)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2023 and December 31, 2022, the Company had 152 loan related interest rate swaps with aggregate notional amounts of $2.23 billion and $2.40 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For June 30, 2023 and December 31, 2022, the Company had 12 and 14 credit derivatives, respectively, with aggregate notional amounts of $143.5 million and $157.9 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At June 30, 2023, the asset and liability positions of these fair value credit derivatives totaled $47,000 and $11,000, respectively, compared to $26,000 and $12,000, respectively, at December 31, 2022.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2023 and 2022, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $15.7 million will be reclassified as a reduction to interest expense. At June 30, 2023, the Company had nine outstanding interest rate derivatives with an aggregate notional amount of $405.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at June 30, 2023 and December 31, 2022 (in thousands).

	Fair Values of Derivative Instruments as of June 30, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,114,765	Other assets	$109,589	1,114,765	Other liabilities	109,871
Credit contracts	46,768	Other assets	47	96,764	Other liabilities	11
Total derivatives not designated as a hedging instrument			109,636			109,882

Derivatives designated as a hedging instrument:
Interest rate products	405,000	Other assets	24,769	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			134,405			109,882

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$134,405			109,882

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			129,021			—
Net derivatives not offset			$5,384			109,882

	Fair Values of Derivative Instruments as of December 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,198,191	Other assets	$122,047	$1,198,191	Other liabilities	122,378
Credit contracts	47,143	Other assets	26	110,714	Other liabilities	12
Total derivatives not designated as a hedging instrument			122,073			122,390

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	29,119	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			151,192			122,390

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$151,192			122,390

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			149,800			—
Net derivatives not offset			$1,392			122,390
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended June 30, 2023 and December 31, 2022.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2023 and 2022 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2023	June 30, 2022
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$126	77
Credit contracts	Other income	(8)	(18)
Total		$118	59

Derivatives designated as a hedging instrument:
Interest rate products	Interest (income) expense	$(4,124)	(162)
Total		$(4,124)	(162)

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2023	June 30, 2022
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$52	443
Credit contracts	Other income	(4)	(35)
Total		$48	408

Derivatives designated as a hedging instrument:
Interest rate products	Interest (income) expense	$(8,343)	504
Total		$(8,343)	504
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
At June 30, 2023, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.

Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and six months ended June 30, 2023, the out-of-scope revenue related to financial instruments was 88.5% and 87.6% of the Company's total revenue, compared to 83.5% for the three and six months ended June 30, 2022, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,919	7,024	13,834	14,489
Insurance agency income	3,847	2,850	7,950	6,270
Banking service charges and other fees:
Service charges on deposit accounts	3,050	3,068	6,413	6,031
Debit card and ATM fees	761	846	1,466	1,616
Total banking service charges and other fees	3,811	3,914	7,879	7,647
Total in-scope non-interest income	14,577	13,788	29,663	28,406
Total out-of-scope non-interest income	4,810	7,144	11,877	12,672
Total non-interest income	$19,387	20,932	41,540	41,078
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

Note 14. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at June 30, 2023 and December 31, 2021 (in thousands):

	Classification	June 30, 2023	December 31, 2022
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$60,749	60,577
Lease Liabilities:
Operating lease liabilities	Other liabilities	$63,916	63,372
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
At June 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.3 years and 2.71%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2023	Three months ended June 30, 2022
Lease Costs
Operating lease cost	$2,629	2,586
Variable lease cost	842	718
Total lease cost	$3,471	3,304

	Six months ended June 30, 2023	Six months ended June 30, 2022
Lease Costs
Operating lease cost	$5,257	5,393
Variable lease cost	1,722	1,436
Total lease cost	$6,979	6,829

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating cash flows from operating leases	$4,776	4,060

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2022	$5,094
2023	9,971
2024	9,488
2025	8,518
2026	7,667
Thereafter	30,707
Total future minimum lease payments	71,445
Amounts representing interest	7,529
Present value of net future minimum lease payments	$63,916

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Lakeland Bancorp, Inc. Merger Agreement
On September 26, 2022, the Company entered into a definitive merger agreement pursuant to which it will merge (the “merger”) with Lakeland Bancorp, Inc. ("Lakeland"), and Lakeland Bank, a wholly owned subsidiary of Lakeland, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of both companies and shareholder approval has also been received by both companies. The actual value of the Company’s common stock to be recorded as consideration in the merger will be based on the closing price of Company’s common stock at the time of the merger completion date. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares of the Company's common stock plus cash in lieu of fractional shares.

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
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Asset-Liability Committee.
The allowance for credit losses is measured on a collective (pool) basis, with both a quantitative and qualitative analysis that is applied on a quarterly basis, when similar risk characteristics exist. The respective quantitative allowance for each loan segment is measured using an econometric, discounted PDR/LGD modeling methodology in which distinct, segment-specific multi-variate regression models are applied to an external economic forecast. Under the discounted cash flows methodology, expected credit losses are estimated over the effective life of the loans by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies at the reporting date: management has a reasonable expectation that a modification will be executed with an individual borrower; or when an extension or renewal option is included in the original contract and is not unconditionally cancellable by the Company. Management will assess the likelihood of the option being exercised by the borrower and appropriately extend the maturity for modeling purposes.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. This baseline outlook reflected a worsening economic forecast and related deterioration in the projected commercial property price index over the expected life of the loan portfolio and resulted in recorded provisions of $10.4 million and $16.4 million for the three and six months ended June 30, 2023, and a coverage ratio of 97 basis points. If the Company had used a more pessimistic commercial real estate property price index over the expected life of the loan portfolio, the provision would have increased $6.5 million, with a coverage ratio of 103 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2023, the portfolio and class segments for the Company’s loan portfolio were:
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
For loans acquired that have experienced more-than-insignificant deterioration in credit quality since their origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modification designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses.
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
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2023, the provision for credit losses on loans totaled $10.4 million and $16.4 million, compared to a $3.0 million provision for credit losses and a $3.4 million negative provision for credit losses for the three and six months ended June 30, 2022. The increases in provision for both periods was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model, combined with an increase in total loans outstanding.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2023 AND DECEMBER 31, 2022
Total assets at June 30, 2023 were $14.03 billion, a $246.2 million increase from December 31, 2022. The increase in total assets was primarily due to a $281.6 million increase in total loans, partially offset by a $37.8 million decrease in total investments.
The Company’s loan portfolio increased $281.6 million to $10.53 billion at June 30, 2023, from $10.25 billion at December 31, 2022. For the six months ended June 30, 2023, loan funding, including advances on lines of credit, totaled $1.79 billion, compared with $2.15 billion for the same period in 2022. During the six months ended June 30, 2023, the loan portfolio had net increases of $57.3 million in commercial mortgage loans, $132.0 million in multi-family loans and $114.8 million in commercial loans, partially offset by net decreases in residential mortgage, construction and consumer loans of $11.5 million $8.3 million and $3.5 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 86.1% of the loan portfolio at June 30, 2023, compared to 85.6% at December 31, 2022.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $186.0 million and $87.0 million, respectively, at June 30, 2023, compared to $203.9 million and $87.3 million, respectively, at December 31, 2022. One SNC relationship, with an outstanding balance of $7.3 million was 90 days or more delinquent at June 30, 2023.
The Company had outstanding junior lien mortgages totaling $135.2 million at June 30, 2023. Of this total, three loans totaling $237,900 were 90 days or more delinquent with an allowance for credit losses of $4,675.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Mortgage loans:
Residential	$1,698	1,928
Commercial	7,279	28,212
Multi-family	2,314	1,565
Construction	1,874	1,878
Total mortgage loans	13,165	33,583
Commercial loans	31,885	24,188
Consumer loans	878	738
Total non-performing loans	45,928	58,509
Foreclosed assets	13,697	2,124
Total non-performing assets	$59,625	60,633
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Mortgage loans:
Residential	$1,171	1,114
Commercial	1,137	412
Total mortgage loans	2,308	2,623
Commercial loans	90	1,014
Consumer loans	147	147
Total 60-89 day delinquent loans	$2,545	3,784
At June 30, 2023, the Company’s allowance for credit losses related to the loan portfolio was 0.97% of total loans, compared to 0.79% at December 31, 2022 and June 30, 2022, respectively. The Company recorded a provision for credit losses on loans of

$10.4 million and $16.4 million for the three and six months ended June 30, 2023, compared with a provision of $3.0 million and a negative provision of $3.4 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, the Company had net charge-offs of $1.1 million and $1.8 million, respectively, compared to net charge-offs of $259,000 and net recoveries of $1.7 million, respectively, for the same periods in 2022. The allowance for credit losses increased $14.1 million to $102.1 million at June 30, 2023 from $88.0 million at December 31, 2022. The increases in provision for both periods was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model, combined with an increase in total loans outstanding.
Total non-performing loans were $45.9 million, or 0.44% of total loans at June 30, 2023, compared to $58.5 million, or 0.57% of total loans at December 31, 2022. The $12.6 million decrease in non-performing loans consisted of a $20.9 million decrease in non-performing commercial mortgage loans and a $230,000 decrease in non-performing residential mortgage loans, partially offset by a $7.7 million increase in non-performing commercial loans and a $140,000 increase in non-performing consumer loans.
At June 30, 2023 and December 31, 2022, the Company held foreclosed assets of $13.7 million and $2.1 million, respectively. During the six months ended June 30, 2023, there were three additions to foreclosed assets with an aggregate carrying value of $12.3 million and three properties sold with an aggregate carrying value of $768,000. Foreclosed assets at June 30, 2023 consisted primarily of commercial real estate. Total non-performing assets at June 30, 2023 decreased $1.0 million to $59.6 million, or 0.42% of total assets, from $60.6 million, or 0.44% of total assets at December 31, 2022.
Total investment securities were $2.22 billion at June 30, 2023, a $37.8 million decrease from December 31, 2022. This decrease was primarily due to repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities and an improvement in unrealized losses on available for sale debt securities.
Total deposits decreased $301.9 million during the six months ended June 30, 2023, to $10.26 billion. Total savings and demand deposit accounts decreased $570.8 million to $9.24 billion at June 30, 2023, while total time deposits increased $268.9 million to $1.02 billion at June 30, 2023. The decrease in savings and demand deposits was largely attributable to a $285.5 million decrease in non-interest bearing demand deposits, a $269.5 million decrease in money market deposits and a $163.3 million decrease in savings deposits, partially offset by a $147.6 million increase in interest bearing demand deposits. During the six months ended June 30, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our insured cash sweep ("ICS") product, as a method to increase the level of customers' deposit insurance in light of recent deposit turmoil in the banking industry. The Bank's ICS deposits increased $324.0 million to $382.9 million at June 30, 2023, from $58.9 million at December 31, 2022. The increase in time deposits consisted of a $258.3 million increase in retail time deposits and a $10.6 million increase in brokered time deposits.
Borrowed funds increased $512.3 million during the six months ended June 30, 2023, to $1.85 billion. The increase in borrowings was largely due to asset funding requirements, partially to replace the outflow of deposits. Borrowed funds represented 13.2% of total assets at June 30, 2023, an increase from 9.7% at December 31, 2022.
Stockholders’ equity increased $44.8 million during the six months ended June 30, 2023, to $1.64 billion, primarily due to net income earned for the period and an improvement in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the six months ended June 30, 2023, common stock repurchases totaled 71,357 shares at an average cost of $23.32 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At June 30, 2023, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For six months ended June 30, 2023 and 2022, loan repayments totaled $1.50 billion and $1.70 billion, respectively.

As deposits have declined, the Company has continued to monitor and focus on deposit behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $1.31 billion and $1.69 billion, respectively at June 30, 2023. Our estimated uninsured and uncollateralized deposits at June 30, 2023 totaled $2.72 billion. At June 30, 2023, Provident Bank had on balance sheet liquidity and borrowing capacity totaling $3.82 billion, representing 140% of estimated uninsured and uncollateralized deposits. All borrowing capacity is immediately available.
The Bank established the Bank Term Funding Program with the Federal Reserve Bank of New York in March and pledged approximately $521 million in unencumbered security collateral to the facility improving its access to immediate funding. Advances under the Program can be requested until March 11, 2024. As of June 30, 2023, the Company had not taken any advances under the Program, but has this option available as a short term liquidity source.
During the six months ended June 30, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our ICS product, as a method to increase the level of customers' deposit insurance in light of recent banking turmoil. As of June 30, 2023, our ICS deposits totaled $382.9 million, compared to $58.9 million at December 31, 2022.
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
At June 30, 2023, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2023
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$535,118	4.00%	535,118	4.00%	1,316,418	9.84%
Common equity Tier 1 risk-based capital	528,994	4.50	822,880	7.00	1,316,418	11.20
Tier 1 risk-based capital	705,325	6.00	999,211	8.50	1,316,418	11.20
Total risk-based capital	940,434	8.00	1,234,320	10.50	1,411,146	12.00

Company:
Tier 1 leverage capital	$535,343	4.00%	535,343	4.00%	1,368,362	10.22%
Common equity Tier 1 risk-based capital	529,252	4.50	823,280	7.00	1,355,475	11.53
Tier 1 risk-based capital	705,669	6.00	999,698	8.50	1,368,362	11.63
Total risk-based capital	940,892	8.00	1,234,921	10.50	1,463,090	12.44
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

General. The Company reported net income of $32.0 million, or $0.43 per basic and diluted share for the three months ended June 30, 2023, compared to net income of $39.2 million, or $0.53 per basic and diluted share, for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company reported net income of $72.5 million, or $0.97 per basic share and diluted share, compared to net income of $83.2 million, or $1.11 per basic and diluted share, for the six months ended June 30, 2022.
Net income for the three and six months ended June 30, 2023, was negatively impacted by an increase in funding costs and an increase in the provision for credit losses due to a worsened economic forecast. In addition, transaction costs related to our pending merger with Lakeland Bancorp, Inc. (“Lakeland”) totaled $2.0 million and $3.1 million for the three and six months ended June 30, 2023, respectively.
The following tables sets forth certain information for the three and six months ended June 30, 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$73,470	$947	5.17%	77,761		191	0.98%
Federal funds sold and other short-term investments	88	1	6.75%	99,825		371	1.49%
Available for sale debt securities	1,801,050	10,290	2.29%	2,023,199	5352	8,093	1.60%
Held to maturity debt securities, net (1)	379,958	2,357	2.48%	412,229		2,489	2.41%
Equity securities, at fair value	1,006	—	—%	1,019		—	—%
Federal Home Loan Bank stock	82,171	1,142	5.56%	31,682		361	4.55%
Net loans: (2)
Total mortgage loans	7,701,072	99,302	5.11%	7,252,665		69,073	3.78%
Total commercial loans	2,234,043	31,426	5.59%	2,107,681		22,363	4.22%
Total consumer loans	303,109	4,431	5.86%	322,681		3,344	4.16%
Total net loans	10,238,224	135,159	5.24%	9,683,027		94,780	3.89%
Total interest earning assets	$12,575,967	$149,896	4.73%	12,328,742		106,285	3.43%
Non-Interest Earning Assets:
Cash and due from banks	129,979			129,953
Other assets	1,127,109			1,082,514

Total assets	$13,833,055			13,541,209
Interest Bearing Liabilities:
Demand deposits	$5,620,268	$28,613	2.04%	6,189,722		4,458	0.29%
Savings deposits	1,307,830	537	0.16%	1,496,064		285	0.08%
Time deposits	968,344	7,297	3.02%	695,015		833	0.48%
Total deposits	7,896,442	36,447	1.85%	8,380,801		5,576	0.27%
Borrowed funds	1,658,809	14,088	3.41%	527,630		1,104	0.84%
Subordinated debentures	10,563	255	9.66%	10,355		130	5.05%
Total interest bearing liabilities	$9,565,814	50,790	2.13%	8,918,786		6,810	0.31%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,368,960			2,776,507
Other non-interest bearing liabilities	244,604			244,671
Total non-interest bearing liabilities	2,613,564			3,021,178
Total liabilities	12,179,378			11,939,964
Stockholders' equity	1,653,677			1,601,245
Total liabilities and stockholders' equity	$13,833,055			13,541,209
Net interest income		$99,106				99,475
Net interest rate spread			2.60%				3.12%
Net interest-earning assets	$3,010,153			3,409,956
Net interest margin (3)			3.11%				3.21%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.38x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the six months ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$72,750	$1,791	4.97%	175,341	298	0.34%
Federal funds sold and other short-term investments	59	2	6.00%	147,447	911	1.25%
Available for sale debt securities	1,804,814	20,692	2.29%	2,069,270	15,671	1.51%
Held to maturity debt securities, net (1)	381,921	4,725	2.47%	420,133	5,085	2.42%
Equity securities, at fair value	999	—	—%	1,055	—	—%
Federal Home Loan Bank stock	70,702	2,170	6.14%	31,296	735	4.70%
Net loans: (2)
Total mortgage loans	7,671,493	195,290	5.07%	7,156,189	132,908	3.70%
Total commercial loans	2,191,222	60,109	5.49%	2,105,001	45,184	4.30%
Total consumer loans	303,724	8,673	5.76%	321,796	6,483	4.06%
Total net loans	10,166,439	264,072	5.18%	9,582,986	184,575	3.84%
Total interest earning assets	$12,497,684	$293,452	4.68%	12,427,528	207,275	3.33%
Non-Interest Earning Assets:
Cash and due from banks	136,431			126,423
Other assets	1,149,044			1,062,948
Total assets	$13,783,159			13,616,899
Interest Bearing Liabilities:
Demand deposits	$5,695,507	$50,533	1.79%	6,238,860	8,653	0.28%
Savings deposits	1,352,874	990	0.15%	1,486,407	576	0.08%
Time deposits	914,358	12,434	2.74%	687,956	1,534	0.45%
Total deposits	7,962,739	63,957	1.62%	8,413,223	10,763	0.26%
Borrowed funds	1,442,744	21,564	3.01%	538,593	2,272	0.85%
Subordinated debentures	10,537	501	9.58%	10,328	239	4.66%
Total interest bearing liabilities	$9,416,020	86,022	1.84%	8,962,144	13,274	0.30%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,459,375			2,781,248
Other non-interest bearing liabilities	267,666			229,958
Total non-interest bearing liabilities	2,727,041			3,011,206
Total liabilities	12,143,061			11,973,350
Stockholders' equity	1,640,099			1,643,549
Total liabilities and stockholders' equity	$13,783,160			13,616,899
Net interest income		$207,430			194,001
Net interest rate spread			2.84%			3.03%
Net interest-earning assets	$3,081,664			3,465,384
Net interest margin (3)			3.29%			3.11%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33x			1.39x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income decreased $369,000 to $99.1 million for the three months ended June 30, 2023, from $99.5 million for same period in 2022. For the six months ended June 30, 2023, total net interest income increased $13.4 million to $207.4 million, from $194.0 million for the same period in 2022. The decrease in net interest income for the three months ended June 30, 2023, was primarily due to a decrease in lower-costing deposits and an increase in borrowings, combined with unfavorable repricing of both deposits and borrowings, partially offset by originations of new loans and the favorable repricing of adjustable-rate loans. The increase in net interest income for the six months ended June 30, 2023, was primarily driven by an increase in the net interest margin resulting from the favorable repricing of adjustable-rate loans, higher market rates on new loan originations and the originations of higher-yielding loans, partially offset by the unfavorable repricing of both deposits and borrowings, a decrease in lower-costing deposits and an increase in borrowings. Additionally, fees related to the forgiveness of PPP loans, which are recognized in interest income, were approximately $4,000 for the six months ended June 30, 2023, compared to $1.3 million for the six months ended June 30, 2022.
The net interest margin decreased 10 basis points to 3.11% for the quarter ended June 30, 2023, compared to 3.21% for the quarter ended June 30, 2022. The weighted average yield on interest-earning assets increased 130 basis points to 4.73% for the quarter ended June 30, 2023, compared to 3.43% for the quarter ended June 30, 2022, while the weighted average cost of interest-bearing liabilities increased 182 basis points for the quarter ended June 30, 2023, to 2.13%, compared to the quarter ended June 30, 2022. The average cost of interest-bearing deposits for the quarter ended June 30, 2023, was 1.85%, compared to 0.27% for the same period last year. Average non-interest bearing demand deposits totaled $2.37 billion for the quarter ended June 30, 2023, compared to $2.78 billion for the quarter ended June 30, 2022. The average cost of total deposits, including non-interest bearing deposits, was 1.42% for the quarter ended June 30, 2023, compared with 0.20% for the quarter ended June 30, 2022. The average cost of borrowed funds for the quarter ended June 30, 2023, was 3.41%, compared to 0.84% for the same period last year.
For the six months ended June 30, 2023, the net interest margin increased 18 basis points to 3.29%, compared to 3.11% for the six months ended June 30, 2022. The weighted average yield on interest-earning assets increased 135 basis points to 4.68% for the six months ended June 30, 2023, compared to 3.33% for the six months ended June 30, 2022, while the weighted average cost of interest-bearing liabilities increased 154 basis points to 1.84% for the six months ended June 30, 2023, compared to 0.30% for the same period last year. The average cost of interest-bearing deposits increased 136 basis points to 1.62% for the six months ended June 30, 2023, compared to 0.26% for the same period last year. Average non-interest bearing demand deposits totaled $2.46 billion for the six months ended June 30, 2023, compared with $2.78 billion for the six months ended June 30, 2022. The average cost of total deposits, including non-interest bearing deposits, was 1.24% for the six months ended June 30, 2023, compared with 0.19% for the six months ended June 30, 2022. The average cost of borrowings for the six months ended June 30, 2023, was 3.01%, compared to 0.85% for the same period last year.
Interest income on loans secured by real estate increased $30.2 million to $99.3 million for the three months ended June 30, 2023, from $69.1 million for the three months ended June 30, 2022. Commercial loan interest income increased $9.1 million to $31.4 million for the three months ended June 30, 2023, from $22.4 million for the three months ended June 30, 2022. Consumer loan interest income increased $1.1 million to $4.4 million for the three months ended June 30, 2023, from $3.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, the average balance of total loans increased $555.2 million to $10.24 billion, compared to the same period in 2022. The average yield on total loans for the three months ended June 30, 2023, increased 135 basis points to 5.24%, from 3.89% for the same period in 2022.
Interest income on loans secured by real estate increased $62.4 million to $195.3 million for the six months ended June 30, 2023, from $132.9 million for the six months ended June 30, 2022. Commercial loan interest income increased $14.9 million to $60.1 million for the six months ended June 30, 2023, from $45.2 million for the six months ended June 30, 2022. Consumer loan interest income increased $2.2 million to $8.7 million for the six months ended June 30, 2023, from $6.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the average balance of total loans was $10.17 billion, compared with $9.58 billion for the same period in 2022. The average yield on total loans for the six months ended June 30, 2023, increased 134 basis points to 5.18%, from 3.84% for the same period in 2022.
Interest income on held to maturity debt securities decreased $132,000 to $2.4 million for the three months ended June 30, 2023, compared to the same period last year. Average held to maturity debt securities decreased $32.3 million to $380.0 million for the three months ended June 30, 2023, from $412.2 million for the same period last year. Interest income on held to maturity debt securities decreased $360,000 to $4.7 million for the six months ended June 30, 2023, compared to the same period in 2022. Average held to maturity debt securities decreased $38.2 million to $381.9 million for the six months ended June 30, 2023, from $420.1 million for the same period last year.

Interest income on available for sale debt securities and FHLBNY stock increased $3.0 million to $11.4 million for the three months ended June 30, 2023, from $8.5 million for the three months ended June 30, 2022. The average balance of available for sale debt securities and FHLBNY stock decreased $171.7 million to $1.88 billion for the three months ended June 30, 2023, compared to the same period in 2022. Interest income on available for sale debt securities and FHLBNY stock increased $6.5 million to $22.9 million for the six months ended June 30, 2023, from $16.4 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $225.1 million to $1.88 billion for the six months ended June 30, 2023.
The average yield on total securities increased to 2.53% for the three months ended June 30, 2023, compared with 1.74% for the same period in 2022. For the six months ended June 30, 2023, the average yield on total securities increased to 2.52%, compared with 1.59% for the same period in 2022.
Interest expense on deposit accounts increased $30.9 million to $36.4 million for the three months ended June 30, 2023, compared with $5.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, interest expense on deposit accounts increased $53.2 million to $64.0 million, from $10.8 million for the same period last year. The average cost of interest-bearing deposits increased to 1.85% and 1.62% for the three and six months ended June 30, 2023, respectively, from 0.27% and 0.26% for the three and six months ended June 30, 2022, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended June 30, 2023, decreased $757.7 million to $6.93 billion. For the six months ended June 30, 2023, average interest-bearing core deposits decreased $676.9 million, to $7.05 billion, from $7.73 billion for the same period in 2022. Average time deposit account balances increased $273.3 million to $968.3 million for the three months ended June 30, 2023, from $695.0 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, average time deposit account balances increased $226.4 million to $914.4 million, from $688.0 million for the same period in 2022.
Interest expense on borrowed funds increased $13.0 million to $14.1 million for the three months ended June 30, 2023, from $1.1 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, interest expense on borrowed funds increased $19.3 million to $21.6 million, from $2.3 million for the six months ended June 30, 2022. The average cost of borrowings increased to 3.41% for the three months ended June 30, 2023, from 0.84% for the three months ended June 30, 2022. The average cost of borrowings increased to 3.01% for the six months ended June 30, 2023, from 0.85% for the same period last year. Average borrowings increased $1.13 billion to $1.66 billion for the three months ended June 30, 2023, from $527.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, average borrowings increased $904.2 million to $1.44 billion, compared to $538.6 million for the six months ended June 30, 2022.
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
The Company recorded a $10.4 million and $16.4 million provision for credit losses on loans for the three and six months ended June 30, 2023, respectively, compared with a provision of $3.0 million and a negative provision of $3.4 million for the three and six months ended June 30, 2022, respectively. The increase in the provision for credit losses for the three and six months ended June 30, 2023 was largely a function of a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model, combined with an increase in total loans outstanding.
Non-Interest Income. Non-interest income totaled $19.4 million for the quarter ended June 30, 2023, a decrease of $1.5 million, compared to the same period in 2022. Fee income decreased $1.6 million to $5.8 million for the three months ended June 30, 2023, compared to the trailing quarter, primarily due to decreases in commercial loan prepayment fees and deposit fee income. Other income decreased $647,000 to $1.3 million for the three months ended June 30, 2023, compared to the quarter ended June 30, 2022, primarily due to a decrease in net gains on sales of SBA loans. Partially offsetting these decreases in non-interest income, insurance agency income increased $997,000 to $3.8 million for the three months ended June 30, 2023, compared to the quarter ended June 30, 2022, largely due to strong retention revenue and new business activity.
For the six months ended June 30, 2023, non-interest income totaled $41.5 million, an increase of $462,000, compared to the same period in 2022. Insurance agency income increased $1.7 million to $8.0 million for the six months ended June 30, 2023, compared to $6.3 million for the same period in 2022, largely due to increases in contingent commissions, retention revenue and new business activity. Other income increased $1.4 million to $4.6 million for the six months ended June 30, 2023, compared to $3.1 million for the same period in 2022, mainly due to a $2.0 million gain related to the resolution of certain post-closing conditions following the September 2022 sale of a foreclosed commercial property, combined with an increase in the gains on sales of SBA loans, partially offset by a decrease in net fees on loan-level interest rate swap transactions. Additionally, BOLI income increased $277,000 to $3.0 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to greater equity valuations, partially offset by a decrease in benefit claims recognized. Partially offsetting these increases to non-interest income, fee income decreased $2.2 million to $12.2 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in commercial loan prepayment fees, while wealth management income decreased $655,000 to $13.8 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in the market value of assets under management.
Non-Interest Expense. For the three months ended June 30, 2023, non-interest expense totaled $64.5 million, an increase of $617,000, compared to the three months ended June 30, 2022. Merger-related expenses totaled $2.0 million for the three months ended June 30, 2023, as a result of transaction costs related to our pending combination with Lakeland. FDIC insurance expense increased $775,000 to $2.1 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in the assessment rate. The Company recorded a $647,000 negative provision for credit losses for off-balance sheet credit exposures, compared to a $973,000 negative provision for the same period in 2022. The $326,000 reduction in the provision benefit was primarily the result of the period-over-period relative changes in line of credit utilization. Partially offsetting these increases in non-interest expense, compensation and benefits expense decreased $2.2 million to $35.3 million for three months ended June 30, 2023, compared to $37.4 million for the same period in 2022. The decrease was principally due to decreases in the accrual for incentive compensation and stock-based compensation, partially offset by an increase in salary expense. Net occupancy expenses decreased $530,000 to $7.9 million for the three months ended June 30, 2023, compared to the same period in 2022, largely due to decreases in depreciation and maintenance expenses.
Non-interest expense totaled $134.0 million for the six months ended June 30, 2023, an increase of $8.2 million, compared to $125.7 million for the six months ended June 30, 2022. The Company recorded a $92,000 provision for credit losses for off-balance sheet credit exposures for the six months ended June 30, 2023, compared to a $3.4 million negative provision for the same period in 2022. The $3.5 million increase in the provision for credit losses for off-balance sheet credit exposures was primarily the result of the period-over-period relative change in line of credit utilization and an increase in projected loss factors as a result of a worsened economic forecast. Merger-related expenses totaled $3.1 million for the six months ended June 30, 2023, as a result of transaction costs related to our pending combination with Lakeland. Other operating expense increased $1.8 million to $21.0 million for the six months ended June 30, 2023, compared to $19.2 million for the six months ended June 30, 2022, primarily due to an increase in consulting fees and additional expenses related to foreclosed commercial real estate owned properties. FDIC insurance expense increased $1.5 million to $4.1 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in the assessment rate. Partially offsetting these increases, net occupancy expense decreased $1.5 million to $16.4 million for the six months ended June 30, 2023, compared to the same period in 2022, mainly due to decreases in maintenance and depreciation expenses. Additionally, compensation and benefits expense decreased $482,000 to $74.0 million for the six months ended June 30, 2023, compared to $74.5 million for the six months ended June 30, 2022, primarily due to decreases in the accrual for incentive and stock-based compensation, partially offset by an increase in salary expense.
Income Tax Expense. For the three months ended June 30, 2023, the Company's income tax expense was $11.6 million with an effective tax rate of 26.7%, compared with $14.3 million with an effective tax rate of 26.8% for the three months ended June 30, 2022. The decrease in tax expense for the three months ended June 30, 2023, compared with the same period last year was largely the result of a decrease in taxable income, while the decrease in the effective tax rate for the three months ended June 30, 2023, compared with the three months ended June 30, 2022, was largely due to a decrease in the proportion of income derived from taxable sources.
For the six months ended June 30, 2023, the Company's income tax expense was $26.1 million with an effective tax rate of 26.4%, compared with $29.6 million with an effective tax rate of 26.2% for the six months ended June 30, 2022. The decrease in tax expense for the six months ended June 30, 2023, compared with the same period last year was largely the result of a decrease in taxable income, while the increase in the effective tax rate for the six months ended June 30, 2023, compared with the prior year period was largely due to non-deductible merger related transaction costs recognized in the current year, partially offset by a decrease in the proportion of income derived from taxable sources.

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
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2023 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$401,744	$(3,242)	(0.8)%
-100	403,524	(1,462)	(0.4)
Static	404,986	—	—
+100	406,166	1,180	0.3
+200	406,954	1,968	0.5
The interest rate risk position of the Company remains fairly neutral. As a result, the preceding table indicates that, as of June 30, 2023, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 0.5%, or $2.0 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 0.8%, or $3.2 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2023 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,752,473	$(59,795)	(3.3)%	12.3%	(8.0)%
-100	1,794,579	(17,689)	(1.0)	12.9	(3.4)
Flat	1,812,268	—	—	13.4	—
+100	1,821,117	8,849	0.5	13.8	3.0
+200	1,826,912	14,644	0.8	14.1	5.8
The preceding table indicates that as of June 30, 2023, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 0.8%, or $14.6 million. If rates were to decrease 200 basis points, the present value of equity would decrease 3.3%, or $59.8 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2022, were supplemented by the Company in its Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2023 through April 30, 2023	38	$18.42	38	1,062,832
May 1, 2023 through May 31, 2023	208	15.15	208	1,062,624
June 1, 2023 through June 30, 2023	—	—	—	1,062,624
Total	246	15.66	246
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
(a) During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.
(b) The information below is reported in lieu of information that would be reported pursuant to a Current Report on Form 8-K filed with the Commission during the period under Item 5.02.
On August 2, 2023, Provident Financial Services, Inc. (the “Company”), Provident Bank (the “Bank”) and John Kuntz, Senior Executive Vice President, General Counsel and Corporate Secretary of the Company (the “Executive”), entered into a Transition Agreement with General Release of Claims (the “Transition Agreement”) in connection with the transaction contemplated under the Agreement and Plan of Merger dated September 26, 2022 by and among the Company, NL 239 Corp. and Lakeland Bancorp, Inc. (the “Merger”) and related restructuring of the Company’s management team.
The Transition Agreement provides that the Executive’s employment with the Company and Bank will terminate as part of the management restructuring on the later of January 31, 2024 or 90 days after the closing date of the Merger (the “Separation Date”), unless (i) the Executive resigns his employment or dies prior to the Separation Date, or (ii) the Company or Bank terminates the Executive’s employment due to Disability (as defined in the Transition Agreement) or for Cause (as defined in the Transition Agreement) prior to the Separation Date (the Separation Date, or if applicable, Executive’s earlier termination date, is referred to as his “Termination Date”).
Pursuant to the Transition Agreement, as of the closing date of the merger (the “Transition Date”) and ending on the Termination Date, the Executive will serve as Special Advisor to the Company’s Chief Executive Offer in exchange for an annualized base salary of $550,000. In addition, unless the Executive dies, has his employment terminated due to Disability, resigns his employment or is terminated for Cause prior to the Separation Date, and in exchange for a release of claims, post-employment restrictions in favor of the Company and other valuable consideration, the Executive will receive a lump sum bonus payment of $875,000, less required withholding (the “Bonus”), in consideration of his contributions toward the successful integration of the pending Merger. If the Executive’s employment terminates for any reason prior to the closing date of the Merger, Executive shall not be entitled to the Bonus. If Executive dies or has his employment terminated due to Disability prior to the Separation Date, the Executive or his estate, as applicable, will receive a prorated amount of the Bonus.
Pursuant to the Transition Agreement, unless the Executive dies, has his employment terminated due to Disability, resigns his employment or is terminated for Cause prior to the Separation Date, and in exchange for a release of claims, post-employment restrictions in favor of the Company and other valuable consideration, the Executive will (i) receive a lump sum severance cash payment of $1,650,000, less required withholding (the “Severance”), and (ii) in accordance with the terms of the Company’s equity plan, the Executive’s continued service as a non-employee director of Beacon Trust Company shall entitle the Executive to continued vesting of all unvested and outstanding equity awards as of the Termination Date. If the Executive’s employment terminates for any reason prior to the closing date of the Merger, Executive shall not be entitled to the Severance.
This summary of the Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Agreement, included as Exhibit 10.1 to this filing.

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

10.1	Transition Agreement with General Release of Claims by and between Provident Financial Services, Inc., Provident Bank and John Kuntz.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 8, 2023	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2023	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer