Form 10-Q
period 2023-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2023-11-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2023 there were 83,209,012 shares issued and 75,606,533 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 65,745 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2023 (Unaudited) and December 31, 2022
(Dollars in Thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$188,573	$186,490
Short-term investments	696	18
Total cash and cash equivalents	189,269	186,508
Available for sale debt securities, at fair value	1,656,305	1,803,548
Held to maturity debt securities, net (fair value of $343,082 at September 30, 2023 (unaudited) and $373,468 at December 31, 2022)	370,416	387,923
Equity securities, at fair value	1,210	1,147
Federal Home Loan Bank stock	101,250	68,554
Loans	10,667,612	10,248,883
Less allowance for credit losses	107,563	88,023
Net loans	10,560,049	10,160,860
Foreclosed assets, net	16,487	2,124
Banking premises and equipment, net	71,453	79,794
Accrued interest receivable	55,741	51,903
Intangible assets	458,663	460,892
Bank-owned life insurance	241,406	239,040
Other assets	364,576	341,143
Total assets	$14,086,825	$13,783,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,872,901	$8,373,005
Savings deposits	1,200,377	1,438,583
Certificates of deposit of $100,000 or more	699,880	504,627
Other time deposits	368,241	246,809
Total deposits	10,141,399	10,563,024
Mortgage escrow deposits	41,319	35,705
Borrowed funds	2,022,249	1,337,370
Subordinated debentures	10,646	10,493
Other liabilities	248,242	239,141
Total liabilities	12,463,855	12,185,733
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,531,884 shares outstanding at September 30, 2023 and 76,169,196 outstanding at December 31, 2022	832	832
Additional paid-in capital	988,001	981,138
Retained earnings	964,802	918,158
Accumulated other comprehensive (loss) income	(195,056)	(165,045)
Treasury stock	(127,818)	(127,154)
Unallocated common stock held by the Employee Stock Ownership Plan	(7,791)	(10,226)
Common stock acquired by deferred compensation plans	(3,013)	(3,427)
Deferred compensation plans	3,013	3,427
Total stockholders’ equity	1,622,970	1,597,703
Total liabilities and stockholders’ equity	$14,086,825	$13,783,436
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income:
Real estate secured loans	$104,540	$80,273	$299,830	$213,181
Commercial loans	33,806	25,201	93,915	70,385
Consumer loans	4,746	3,785	13,419	10,268
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	11,886	9,560	34,748	25,966
Held to maturity debt securities	2,334	2,416	7,059	7,501
Deposits, Federal funds sold and other short-term investments	885	496	2,678	1,705
Total interest income	158,197	121,731	451,649	329,006
Interest expense:
Deposits	44,923	9,560	108,880	20,322
Borrowed funds	16,765	2,518	38,329	4,790
Subordinated debt	273	164	774	403
Total interest expense	61,961	12,242	147,983	25,515
Net interest income	96,236	109,489	303,666	303,491
Provision charge for credit losses	11,009	8,413	27,407	5,004
Net interest income after provision charge for credit losses	85,227	101,076	276,259	298,487
Non-interest income:
Fees	6,132	7,203	18,294	21,516
Wealth management income	6,992	6,785	20,826	21,274
Insurance agency income	3,224	2,865	11,175	9,135
Bank-owned life insurance	1,820	1,237	4,838	3,978
Net gains on securities transactions	13	(3)	37	154
Other income	1,139	10,358	5,691	13,466
Total non-interest income	19,320	28,445	60,861	69,523
Non-interest expense:
Compensation and employee benefits	35,702	38,079	109,724	112,582
Net occupancy expense	8,113	8,452	24,474	26,262
Data processing expense	5,312	5,575	16,536	16,551
FDIC insurance	1,628	1,400	5,688	3,955
Amortization of intangibles	720	779	2,231	2,511
Advertising and promotion expense	1,133	1,366	3,722	3,692
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	1,532	1,575	1,624	(1,788)
Merger-related expenses	2,289	2,886	5,349	2,886
Other operating expenses	10,728	9,331	31,761	28,522
Total non-interest expense	67,157	69,443	201,109	195,173
Income before income tax expense	37,390	60,078	136,011	172,837
Income tax expense	8,843	16,657	34,925	46,224
Net income	$28,547	$43,421	$101,086	$126,613
Basic earnings per share	$0.38	$0.58	$1.35	$1.69
Weighted average basic shares outstanding	74,909,083	74,297,237	74,793,530	74,808,358
Diluted earnings per share	$0.38	$0.58	$1.35	$1.69
Weighted average diluted shares outstanding	74,914,205	74,393,380	74,816,606	74,896,493

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$28,547	$43,421	$101,086	$126,613
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) arising during the period	(31,224)	(67,293)	(25,086)	(197,997)
Reclassification adjustment for gains included in net income	—	—	—	(42)
Total	(31,224)	(67,293)	(25,086)	(198,039)
Unrealized gains and losses on derivatives:
Net unrealized gains arising during the period	2,352	5,998	5,385	18,225
Reclassification adjustment for (gains) included in net income	(3,430)	(1,157)	(9,519)	(788)
Total	(1,078)	4,841	(4,134)	17,437
Amortization related to post-retirement obligations	(261)	(236)	(791)	(748)
Total other comprehensive (loss)	(32,563)	(62,688)	(30,011)	(181,350)
Total comprehensive (loss) income	$(4,016)	$(19,267)	$71,075	$(54,737)

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2022 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2022	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2022	$832	$976,067	$860,977	$(111,799)	$(127,091)	$(13,721)	$(3,705)	$3,705	$1,585,265
Net income	—	—	43,421	—	—	—	—	—	43,421
Other comprehensive loss, net of tax	—	—	—	(62,688)	—	—	—	—	(62,688)
Cash dividends paid	—	—	(18,066)	—	—	—	—	—	(18,066)
Distributions from deferred comp plans	—	47	—	—	—	—	168	(168)	47
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(54)	—	—	—	(54)
Allocation of ESOP shares	—	296	—	—	—	811	—	—	1,107
Allocation of Stock Award Plan ("SAP") shares	—	1,904	—	—	—	—	—	—	1,904
Allocation of stock options	—	49	—	—	—	—	—	—	49
Balance at September 30, 2022	$832	$978,363	$886,332	$(174,487)	$(127,145)	$(12,910)	$(3,537)	$3,537	$1,550,985

For the nine months ended September 30, 2022	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	126,613	—	—	—	—	—	126,613
Other comprehensive loss, net of tax	—	—	—	(181,350)	—	—	—	—	(181,350)
Cash dividends paid	—	—	(54,814)	—	—	—	—	—	(54,814)
Distributions from deferred comp plans	—	133	—	—	—	—	447	(447)	133
Purchases of treasury stock	—	—	—	—	(46,529)	—	—	—	(46,529)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,013)	—	—	—	(1,013)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	878	—	—	—	2,434	—	—	3,312
Allocation of SAP shares	—	7,389	—	—	—	—	—	—	7,389
Allocation of stock options	—	148	—	—	—	—	—	—	148
Balance at September 30, 2022	$832	$978,363	$886,332	$(174,487)	$(127,145)	$(12,910)	$(3,537)	$3,537	$1,550,985

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2023	832	986,150	954,403	(162,493)	(127,818)	(8,603)	(3,150)	3,150	1,642,471
Net income	—	—	28,547	—	—	—	—	—	28,547
Other comprehensive loss, net of tax	—	—	—	(32,563)	—	—	—	—	(32,563)
Cash dividends paid	—	—	(18,148)	—	—	—	—	—	(18,148)
Distributions from deferred comp plans	—	36	—	—	—	—	137	(137)	36
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(24)	—	—	—	812	—	—	788
Allocation of SAP shares	—	1,805	—	—	—	—	—	—	1,805
Allocation of stock options	—	34	—	—	—	—	—	—	34
Balance at September 30, 2023	$832	$988,001	$964,802	$(195,056)	$(127,818)	$(7,791)	$(3,013)	$3,013	$1,622,970

For the nine months ended September 30, 2023	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	101,086	—	—	—	—	—	101,086
Other comprehensive loss, net of tax	—	—	—	(30,011)	—	—	—	—	(30,011)
Cash dividends paid	—	—	(54,875)	—	—	—	—	—	(54,875)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	115	—	—	—	—	414	(414)	115
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,671)	—	—	—	(1,671)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	219	—	—	—	2,435	—	—	2,654
Allocation of SAP shares	—	6,635	—	—	—	—	—	—	6,635
Allocation of stock options	—	111	—	—	—	—	—	—	111
Balance at September 30, 2023	$832	$988,001	$964,802	$(195,056)	$(127,818)	$(7,791)	$(3,013)	$3,013	$1,622,970

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2023 and 2022 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$101,086	$126,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,835	9,845
Provision charge for credit losses on loans and securities	27,407	5,004
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	1,624	(1,788)
Deferred tax benefit	(2,332)	(222)
Amortization of operating lease right-of-use assets	7,890	8,006
Income on Bank-owned life insurance	(4,838)	(3,978)
Net amortization of premiums and discounts on securities	6,088	10,465
Accretion of net deferred loan fees	(6,653)	(7,095)
Amortization of premiums on purchased loans, net	170	234
Originations of loans held for sale	(12,227)	(18,467)
Proceeds from sales of loans originated for sale	13,056	16,978
ESOP expense	2,654	3,312
Allocation of stock award expense	6,635	7,389
Allocation of stock option expense	111	148
Net gain on sale of loans	(1,071)	(1,306)
Net gain on securities transactions	(37)	(154)
Net gain on sale of premises and equipment	(197)	(22)
Net gain on sale of foreclosed assets	(2,789)	(8,590)
Increase in accrued interest receivable	(3,838)	(3,130)
Increase in other assets	(23,596)	(60,364)
Increase in other liabilities	9,101	74,992
Net cash provided by operating activities	127,079	157,870
Cash flows from investing activities:
Net increase in loans	(420,331)	(449,803)
Purchases of loans	(7,876)	(4,326)
Proceeds from sales of foreclosed assets	3,485	16,188
Proceeds from maturities, calls and paydowns of held to maturity debt securities	28,576	62,597
Purchases of investment securities held to maturity	(11,978)	(20,665)
Proceeds from maturities, calls and paydowns of available for sale debt securities	146,965	227,975
Purchases of available for sale debt securities	(40,089)	(279,395)
Proceeds from redemption of Federal Home Loan Bank stock	151,472	89,244
Purchases of Federal Home Loan Bank stock	(184,168)	(110,671)
BOLI claim benefits received	2,347	—
Proceeds from sales of premises and equipment	62	22
Purchases of premises and equipment	(5,895)	(7,879)
Net cash used in investing activities	(337,430)	(476,713)
Cash flows from financing activities:
Net decrease in deposits	(421,625)	(548,407)
Increase in mortgage escrow deposits	5,614	5,183
Cash dividends paid to stockholders	(54,875)	(54,814)

	Nine months ended September 30,
	2023	2022
Purchase of treasury stock	—	(46,529)
Purchase of employee restricted shares to fund statutory tax withholding	(1,671)	(1,013)
Stock options exercised	790	—
Proceeds from long-term borrowings	508,805	2,274,000
Payments on long-term borrowings	(58,443)	(1,826,556)
Net increase (decrease) in short-term borrowings	234,517	(10,616)
Net cash provided by (used in) financing activities	213,112	(208,752)
Net increase (decrease) in cash and cash equivalents	2,761	(527,595)
Cash and cash equivalents at beginning of period	186,438	685,163
Restricted cash at beginning of period	70	27,300
Total cash, cash equivalents and restricted cash at beginning of period	186,508	712,463
Cash and cash equivalents at end of period	189,199	183,068
Restricted cash at end of period	70	1,800
Total cash, cash equivalents and restricted cash at end of period	$189,269	$184,868

Cash paid during the period for:
Interest on deposits and borrowings	$143,223	$26,130
Income taxes	$38,861	$25,650
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$15,131	$1,120
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for all of 2023.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2023			2022
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$28,547			$43,421
Basic earnings per share:
Income available to common stockholders	$28,547	74,909,083	$0.38	$43,421	74,297,237	$0.58
Dilutive shares		5,122			96,143
Diluted earnings per share:
Income available to common stockholders	$28,547	74,914,205	$0.38	$43,421	74,393,380	$0.58

	Nine months ended September 30,
	2023			2022
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$101,086			$126,613
Basic earnings per share:
Income available to common stockholders	$101,086	74,793,530	$1.35	$126,613	74,808,358	$1.69
Dilutive shares		23,076			88,135
Diluted earnings per share:
Income available to common stockholders	$101,086	74,816,606	$1.35	$126,613	74,896,493	$1.69
Anti-dilutive stock options and awards at September 30, 2023 and 2022, totaling 1.2 million shares and 921,834 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2023, a worsened economic forecast and related deterioration in the projected commercial property price indices over the expected life of the loan portfolio within our CECL model led to increases to the provisions for credit losses and off-balance sheet credit exposures. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2023. At September 30, 2023, the Company performed an analysis and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On September 26, 2022, the Company entered into a definitive merger agreement pursuant to which it will merge (the “merger”) with Lakeland Bancorp, Inc. ("Lakeland"), and Lakeland Bank, a wholly owned subsidiary of Lakeland, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of both companies and shareholder approval has also been received for both companies. The actual value of the Company’s common stock to be recorded as consideration in the merger will be based on the closing price of Company’s common stock at the time of the merger completion date. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares of the Company's common stock plus cash in lieu of fractional shares. Upon completion of the transaction, which remains subject to regulatory approvals and other closing conditions, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.

Note 3. Investment Securities
At September 30, 2023, the Company had $1.66 billion and $370.4 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at September 30, 2023 totaled 1,065, compared with 914 at December 31, 2022. The increase in the number of securities in an unrealized loss position at September 30, 2023 was due to higher current market interest rates compared to rates at December 31, 2022.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,364	—	(31,037)	245,327
Agency obligations	28,208	62	(22)	28,248
Mortgage-backed securities	1,503,545	8	(240,409)	1,263,144
Asset-backed securities	33,100	625	(211)	33,514
State and municipal obligations	64,697	—	(12,657)	52,040
Corporate obligations	40,472	—	(6,440)	34,032
	$1,946,386	695	(290,776)	1,656,305

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$275,620	—	(29,804)	245,816
Mortgage-backed securities	1,636,913	209	(209,983)	1,427,139
Asset-backed securities	37,706	278	(363)	37,621
State and municipal obligations	67,706	—	(10,842)	56,864
Corporate obligations	40,540	50	(4,482)	36,108
	$2,058,485	537	(255,474)	1,803,548
The amortized cost and fair value of available for sale debt securities at September 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2023
	Amortized cost	Fair value
Due in one year or less	$243,150	217,543
Due after one year through five years	83,964	70,558
Due after five years through ten years	54,419	43,298
Due after ten years	—	—
	$381,533	331,399
Investments which pay principal on a periodic basis totaling $1.56 billion at amortized cost and $1.32 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
There were no sales of securities from the available for sale debt securities portfolio for the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023, there were no proceeds from calls on securities in the available for sale debt securities portfolio. For the three and nine months ended September 30, 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million with gains of $84,000 and $26,000 of losses recognized, respectively.
The number of available for sale debt securities in an unrealized loss position at September 30, 2023 totaled 474, compared with 475 at December 31, 2022. The decline in the number of securities in an unrealized loss position at September 30, 2023 was due to maturities and calls of securities in the quarter. All securities in an unrealized loss position were investment grade at September 30, 2023.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury Obligations	$1,135	—	—	1,135
Agency obligations	12,098	—	(897)	11,201
State and municipal obligations	348,493	2	(25,905)	322,590
Corporate obligations	8,724	—	(568)	8,156
	$370,450	2	(27,370)	343,082

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$9,997	—	(1,033)	8,964
State and municipal obligations	366,164	268	(13,015)	353,417
Corporate obligations	11,789	1	(703)	11,087
	$387,950	269	(14,751)	373,468
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.2 million and $9.8 million, respectively. As to these calls on securities, for the three months ended September 30, 2023, there were gross gains of $16,000 and gross losses of $3,000, while for the nine months ended September 30, 2023, gross gains totaled $45,000, with gross losses of $8,000. For the three and nine months ended September 30, 2022, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $10.3 million and $36.4 million, respectively. As to these calls on securities, for the three months ended September 30, 2022, gross gains totaled $26,000, with gross losses of $29,000, while for the nine months ended September 30, 2022, gross gains totaled $129,000, with $33,000 of gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2023 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2023
	Amortized cost	Fair value
Due in one year or less	$30,561	30,363
Due after one year through five years	169,008	162,284
Due after five years through ten years	143,478	130,086
Due after ten years	27,403	20,349
	$370,450	343,082
The allowance for credit losses on held to maturity debt securities at September 30, 2023 and December 31, 2022 was $34,000 and $27,000, respectively, and are excluded from amortized cost in the tables above.

The number of held to maturity debt securities in an unrealized loss position at September 30, 2023 totaled 591, compared with 439 at December 31, 2022. The increase in the number of securities in an unrealized loss position at September 30, 2023, was due to higher current market interest rates compared to rates at December 31, 2022.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies at September 30, 2023 no lower than A and the Company had no securities rated BBB or worse by Moody’s Investors Service.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$1,135	—	—	—	—	1,135
Agency obligations	12,098	—	—	—	—	12,098
State and municipal obligations	44,978	162,676	139,146	—	1,693	348,493
Corporate obligations	505	2,062	6,132	—	25	8,724
	$58,716	164,738	145,278	—	1,718	370,450

	December 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,997	—	—	—	—	9,997
State and municipal obligations	48,453	171,934	143,829	770	1,178	366,164
Corporate obligations	507	3,592	7,415	—	275	11,789
	$58,957	175,526	151,244	770	1,453	387,950

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At September 30, 2023, the held to maturity debt securities portfolio was comprised of 16% rated AAA, 44% rated AA, 39% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Mortgage loans:
Commercial	$4,411,099	4,316,185
Multi-family	1,790,039	1,513,818
Construction	667,462	715,494
Residential	1,167,570	1,177,698
Total mortgage loans	8,036,170	7,723,195
Commercial loans	2,340,080	2,233,670
Consumer loans	302,769	304,780
Total gross loans	10,679,019	10,261,645
Premiums on purchased loans	1,413	1,380
Net deferred fees	(12,820)	(14,142)
Total loans	$10,667,612	10,248,883
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	September 30, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$—	587	11,667	—	12,254	4,398,845	4,411,099	8,676
Multi-family	5,473	—	2,258	—	7,731	1,782,308	1,790,039	2,258
Construction	—	—	1,868	—	1,868	665,594	667,462	1,868
Residential	1,588	936	1,329	—	3,853	1,163,717	1,167,570	1,329
Total mortgage loans	7,061	1,523	17,122	—	25,706	8,010,464	8,036,170	14,131
Commercial loans	1,959	228	21,912	—	24,099	2,315,981	2,340,080	14,504
Consumer loans	1,207	168	495	—	1,870	300,899	302,769	495
Total gross loans	$10,227	1,919	39,529	—	51,675	10,627,344	10,679,019	29,130

	December 31, 2022
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$2,300	412	28,212	—	30,924	4,285,261	4,316,185	22,961
Multi-family	790	—	1,565	—	2,355	1,511,463	1,513,818	1,565
Construction	905	1,097	1,878	—	3,880	711,614	715,494	1,878
Residential	1,411	1,114	1,928	—	4,453	1,173,245	1,177,698	1,928
Total mortgage loans	5,406	2,623	33,583	—	41,612	7,681,583	7,723,195	28,332
Commercial loans	964	1,014	24,188	—	26,166	2,207,504	2,233,670	21,156
Consumer loans	885	147	738	—	1,770	303,010	304,780	739
Total gross loans	$7,255	3,784	58,509	—	69,548	10,192,097	10,261,645	50,227
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $39.5 million and $58.5 million at September 30, 2023 and December 31, 2022, respectively. Included in non-accrual loans were $6.4 million and $42.9 million of loans which were less than 90 days past due at September 30, 2023 and December 31, 2022, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2023 and December 31, 2022.

The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2023
Balance at beginning of period	$69,940	29,707	2,426	102,073
Provision charge (benefit) to operations	4,619	6,436	(55)	11,000
Recoveries of loans previously charged-off	101	405	88	594
Loans charged-off	(3)	(6,019)	(82)	(6,104)
Balance at end of period	$74,657	30,529	2,377	107,563

2022
Balance at beginning of period	$55,064	21,387	2,566	79,017
Provision charge to operations	4,991	3,381	28	8,400
Recoveries of loans previously charged-off	167	1,421	129	1,717
Loans charged-off	—	(410)	(91)	(501)
Balance at end of period	$60,222	25,779	2,632	88,633

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2023
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) to operations	17,573	9,898	(71)	27,400
Recoveries of loans previously charged-off	107	706	347	1,160
Loans charged-off	(731)	(7,445)	(250)	(8,426)
Balance at end of period	$74,657	30,529	2,377	107,563

2022
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charge (benefit) charge to operations	8,589	(3,734)	145	5,000
Recoveries of loans previously charged-off	539	3,725	404	4,668
Loans charged-off	(1,010)	(555)	(210)	(1,775)
Balance at end of period	$60,222	25,779	2,632	88,633
For the three and nine months ended September 30, 2023, the Company recorded an $11.0 million and a $27.4 million provision for credit losses on loans, respectively. The increase in provision was attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model. For the three months ended September 30, 2023, net charge-offs totaled $5.5 million, which was primarily attributable to one commercial loan. For the nine months ended September 30, 2023, net charge-offs totaled $7.3 million, which was primarily attributable to two commercial loans.

The following table summarizes the Company's gross charge-offs recorded during the three months ended September 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Residential	$—	—	—	—	—	3	3
Total mortgage loans	—	—	—	—	—	3	3
Commercial loans	$—	—	—	5,000	—	1,019	6,019
Consumer loans (1)	7	—	—	—	—	—	7
Total gross loans	$7	—	—	5,000	—	1,022	6,029
(1) During the three months ended September 30, 2023, charge-offs on consumer overdraft accounts totaled $75,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	707	707
Residential	—	—	—	—	—	24	24
Total mortgage loans	—	—	—	—	—	731	731
Commercial loans	$—	—	—	5,000	—	2,445	7,445
Consumer loans (1)	16	—	—	—	—	13	29
Total gross loans	$16	—	—	5,000	—	3,189	8,205
(1) During the nine months ended September 30, 2023, charge-offs on consumer overdraft accounts totaled $221,000, which are not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. At September 30, 2023, there were 18 loans totaling $30.4 million, compared to 10 loans totaling $42.8 million at December 31, 2022, that were individually evaluated for impairment.
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
At September 30, 2023, the Company had collateral-dependent loans with a fair value of $5.0 million secured by business assets and $2.0 million secured by commercial real estate. At December 31, 2022, the Company had collateral-dependent loans with a fair value of $21.3 million secured by commercial real estate, $1.9 million secured by business assets and $800,000 secured by residential real estate.

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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (in thousands):

	For the three months ended September 30, 2023
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases

Mortgage loans:
Multi-family	$—	—	1,508	0.08%
Total mortgage loans	—	—	1,508	0.02%
Total gross loans	$—	—	1,508	0.01%

	For the nine months ended September 30, 2023
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases

Mortgage loans:
Multi-family	$—	—	1,508	0.08%
Total mortgage loans	—	—	1,508	0.02%
Commercial loans	3,771	—	1,250	0.21%
Total gross loans	$3,771	—	2,758	0.06%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23%
Total gross loans	2	2.23%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23%
Commercial loans	10	0.20%
Total gross loans	9	0.61%
There were no loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023, that subsequently defaulted.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Multi-family	$1,508	—	—	—	—	1,508
Total mortgage loans	1,508	—	—	—	—	1,508
Total gross loans	$1,508	—	—	—	—	1,508

The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Multi-family	$1,508	—	—	—	—	1,508
Total mortgage loans	1,508	—	—	—	—	1,508
Commercial loans	5,021	—	—	—	—	5,021
Total gross loans	$6,529	—	—	—	—	6,529
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2022, along with their balances immediately prior to the modification date and post-modification as of September 30, 2022 (in thousands):

	For the three months ended
	September 30, 2022
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Consumer loans	1	108	88
Total restructured loans	1	$108	88

	For the nine months ended
	September 30, 2022
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Mortgage loans:
Residential	2	$265	$204
Multi-family	1	1,618	1,583
Total mortgage loans	3	1,883	1,787
Commercial loans	2	378	273
Consumer loans	1	108	88
Total restructured loans	6	$2,369	$2,148
During the nine months ended September 30, 2022, $921,000 of charge-offs were recorded on collateral-dependent impaired loans. There was one loan totaling $209,000 which had a payment default (90 days or more past due) for a loan modified as a TDR within the 12 month period ending September 30, 2023. For TDRs that subsequently defaulted, the Company determined the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.

As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. At September 30, 2023, the balance of PCD loans totaled $166.9 million with a related allowance for credit losses of $1.5 million. The balance of PCD loans at December 31, 2022 was $193.0 million with a related allowance for credit losses of $1.7 million.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA are to be repaid by the SBA to the Company. Eligibility ended for this program in May of 2021. PPP loans are included in our commercial loan portfolio. Under the PPP, the Company secured 2,067 PPP loans for its customers totaling $682.0 million. As of September 30, 2023, 2,054 PPP loans totaling $679.4 million were forgiven and repaid by the SBA. The balance of PPP loans at September 30, 2023 was $2.6 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2023 and December 31, 2022 (in thousands):

	Gross Loans Held for Investment by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	—	2,693	7,829	30,424	4,985	—	45,931
Substandard	—	—	—	804	—	7,663	1,086	—	9,553
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,497	7,829	38,087	6,071	—	55,484
Pass/Watch	375,191	902,228	673,880	508,090	504,498	1,273,374	86,243	32,111	4,355,615

Total commercial mortgage	$375,191	902,228	673,880	511,587	512,327	1,311,461	92,314	32,111	4,411,099

Multi-family
Special mention	$—	—	—	—	—	9,555	—	—	9,555
Substandard	—	—	—	—	—	3,153	—	—	3,153
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,708	—	—	12,708
Pass/Watch	244,713	170,119	219,988	293,764	231,678	609,460	5,992	1,617	1,777,331
Total multi-family	$244,713	170,119	219,988	293,764	231,678	622,168	5,992	1,617	1,790,039

Construction
Special mention	$—	—	—	—	5,084	—	—	—	5,084
Substandard	—	—	—	—	1,097	771	—	—	1,868
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	6,181	771	—	—	6,952
Pass/Watch	16,828	303,723	250,777	70,086	3,652	13,434		2,010	660,510
Total construction	$16,828	303,723	250,777	70,086	9,833	14,205	—	2,010	667,462

Residential (1)
Special mention	$—	—	—	—	—	936	—	—	936
Substandard	—	—	—	—	—	1,768	—	—	1,768
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,704	—	—	2,704
Pass/Watch	74,488	143,683	203,069	200,617	90,630	452,379	—	—	1,164,866
Total residential	$74,488	143,683	203,069	200,617	90,630	455,083	—	—	1,167,570

Total Mortgage
Special mention	$—	—	—	2,693	12,913	40,915	4,985	—	61,506
Substandard	—	—	—	804	1,097	13,355	1,086	—	16,342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	3,497	14,010	54,270	6,071	—	77,848
Pass/Watch	711,220	1,519,753	1,347,714	1,072,557	830,458	2,348,647	92,235	35,738	7,958,322
Total Mortgage	$711,220	1,519,753	1,347,714	1,076,054	844,468	2,402,917	98,306	35,738	8,036,170

Commercial
Special mention	$—	—	—	2,973	50	17,034	7,640	—	27,697
Substandard	—	—	28,166	9,504	1,783	9,797	23,178	524	72,952
Doubtful	—	—	—	1,903	—	—	—	—	1,903
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	28,166	14,380	1,833	26,831	30,818	524	102,552
Pass/Watch	183,378	370,615	294,012	142,654	149,952	525,453	495,841	75,623	2,237,528
Total commercial	$183,378	370,615	322,178	157,034	151,785	552,284	526,659	76,147	2,340,080

Consumer (1)
Special mention	$—	—	2	—	—	102	63	—	167
Substandard	—	—	—	—	—	4	400	90	494
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	2	—	—	106	463	90	661
Pass/Watch	23,096	27,445	19,110	3,464	14,940	89,132	111,567	13,354	302,108
Total consumer	$23,096	27,445	19,112	3,464	14,940	89,238	112,030	13,444	302,769

Total Loans
Special mention	$—	—	2	5,666	12,963	58,051	12,688	—	89,370
Substandard	—	—	28,166	10,308	2,880	23,156	24,664	614	89,788
Doubtful	—	—	—	1,903	—	—	—	—	1,903

	Gross Loans Held for Investment by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	28,168	17,877	15,843	81,207	37,352	614	181,061
Pass/Watch	917,694	1,917,813	1,660,836	1,218,675	995,350	2,963,232	699,643	124,715	10,497,958
Total gross loans	$917,694	1,917,813	1,689,004	1,236,552	1,011,193	3,044,439	736,995	125,329	10,679,019
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	3,071	26,809	52,509	14,740	—	—	97,129
Substandard	—	—	—	—	18,020	11,774	434	—	30,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	26,809	70,529	26,514	434	—	127,357
Pass/Watch	951,367	630,584	567,448	546,474	218,620	1,164,854	94,716	14,765	4,188,828
Total commercial mortgage	$951,367	630,584	570,519	573,283	289,149	1,191,368	95,150	14,765	4,316,185

Multi-family
Special mention	$—	—	—	—	—	9,730	—	—	9,730
Substandard	—	—	—	—	—	2,356	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,086	—	—	12,086
Pass/Watch	142,550	150,293	282,228	234,953	187,499	502,177	887	1,145	1,501,732
Total multi-family	$142,550	150,293	282,228	234,953	187,499	514,263	887	1,145	1,513,818

Construction
Special mention	$—	—	—	—	19,728	905	—	—	20,633
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	20,505	905	—	—	23,607
Pass/Watch	168,674	362,542	103,067	38,639	16,917	62	—	1,986	691,887
Total construction	$168,674	362,542	103,067	40,836	37,422	967	—	1,986	715,494

Residential (1)
Special mention	$—	—	—	—	—	1,114	—	—	1,114

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Substandard	—	—	—	—	264	4,417	—	—	4,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	264	5,531	—	—	5,795
Pass/Watch	151,077	212,697	211,445	95,872	58,226	442,586	—	—	1,171,903
Total residential	$151,077	212,697	211,445	95,872	58,490	448,117	—	—	1,177,698

Total Mortgage
Special mention	$—	—	3,071	26,809	72,237	26,489	—	—	128,606
Substandard	—	—	—	2,197	19,061	18,547	434	—	40,239
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	29,006	91,298	45,036	434	—	168,845
Pass/Watch	1,413,668	1,356,116	1,164,188	915,938	481,262	2,109,679	95,603	17,896	7,554,350
Total Mortgage	$1,413,668	1,356,116	1,167,259	944,944	572,560	2,154,715	96,037	17,896	7,723,195

Commercial
Special mention	$75	1,148	444	201	10,156	4,379	14,530	140	31,073
Substandard	—	7,605	10,230	4,391	3,561	13,734	7,604	364	47,489
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	10,674	4,592	13,717	18,113	22,134	504	78,562
Pass/Watch	377,662	320,334	162,175	161,150	87,396	522,798	492,717	30,876	2,155,108
Total commercial	$377,737	329,087	172,849	165,742	101,113	540,911	514,851	31,380	2,233,670

Consumer (1)
Special mention	$—	—	—	—	—	146	—	—	146
Substandard	—	—	8	—	109	332	209	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	8	—	109	478	209	—	804
Pass/Watch	30,132	20,671	2,909	16,682	16,156	88,173	115,777	13,476	303,976
Total consumer	$30,132	20,671	2,917	16,682	16,265	88,651	115,986	13,476	304,780

Total Loans
Special mention	$75	1,148	3,515	27,010	82,393	31,014	14,530	140	159,825
Substandard	—	7,605	10,238	6,588	22,731	32,613	8,247	364	88,386
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	13,753	33,598	105,124	63,627	22,777	504	248,211
Pass/Watch	1,821,462	1,697,121	1,329,272	1,093,770	584,814	2,720,650	704,097	62,248	10,013,434

	Gross Loans Held for Investment by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total gross loans	$1,821,537	1,705,874	1,343,025	1,127,368	689,938	2,784,277	726,874	62,752	10,261,645
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Savings	$1,200,377	1,438,583
Money market	2,217,493	2,542,160
NOW	3,467,712	3,186,926
Non-interest bearing	2,187,696	2,643,919
Certificates of deposit	1,068,121	751,436
Total deposits	$10,141,399	10,563,024

Note 6. Borrowed Funds
Borrowed funds at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$79,967	98,000
FHLB line of credit	400,000	486,000
FHLB advances	1,542,282	753,370
Total borrowed funds	$2,022,249	1,337,370
At September 30, 2023, FHLB advances were at fixed rates and mature between October 2023 and September 2027, and at December 31, 2022, FHLB advances were at fixed rates with maturities between January 2023 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLB advances and overnight borrowings at September 30, 2023 are as follows (in thousands):

2023
Due in one year or less	$1,133,477
Due after one year through two years	501,360
Due after two years through three years	82,445
Due after three years through four years	225,000
Thereafter	—
Total FHLB advances and overnight borrowings	$1,942,282

Scheduled maturities of securities sold under repurchase agreements at September 30, 2023 are as follows (in thousands):

2023
Due in one year or less	$79,967
Thereafter	—
Total securities sold under repurchase agreements	$79,967
The following tables set forth certain information as to borrowed funds for the periods ended September 30, 2023 and December 31, 2022 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
September 30, 2023
Securities sold under repurchase agreements	$99,669	89,437	1.60%
FHLB overnight borrowings	500,000	243,943	5.16
FHLB advances	1,588,245	1,223,239	3.04
December 31, 2022
Securities sold under repurchase agreements	$125,506	113,550	0.38%
FHLB overnight borrowings	486,000	139,012	3.32
FHLB advances	753,370	503,713	0.85
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
At September 30, 2023 and December 31, 2022, available for sale debt securities pledged as collateral for repurchase agreements totaled $89.5 million and $116.5 million, respectively.
Interest expense on borrowings for the three and nine months ended September 30, 2023 amounted to $16.8 million and $38.3 million, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2022 amounted to $2.5 million and $4.8 million, respectively.

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2023 and 2022 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	—	3	7	$—	—	9	21
Interest cost	302	214	150	111	906	642	450	333
Expected return on plan assets	(706)	(864)	—	—	(2,118)	(2,592)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	177	—	(532)	(326)	531	—	(1,598)	(978)
Net periodic (decrease) increase in benefit cost	$(227)	(650)	(379)	(208)	$(681)	(1,950)	(1,139)	(624)
In its consolidated financial statements for the year ended December 31, 2022, the Company previously disclosed that it does not expect to contribute to the pension plan in 2023. As of September 30, 2023, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2023 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized; and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In addition, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company has reviewed all of its LIBOR-based products and all products have been adjusted to another index or are scheduled to be adjusted at their next repricing, as LIBOR ceased to be published after June 30,

2023. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and results and operations.

Note 9. Contingencies
The Company is involved in various litigation and claims arising in the normal course of business. Liabilities for loss contingencies arising from such litigation and claims are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
On May 2, 2022, a purported class action complaint was filed against Provident Bank in the Superior Court of New Jersey, which alleges that Provident wrongfully assessed overdraft fees related to debit card transactions. The complaint asserts claims for breach of contract and breach of the covenant of good faith and fair dealing as well as an alleged violation of the New Jersey Consumer Fraud Act. Plaintiff seeks to represent a proposed class of all Provident Bank checking account customers who were charged overdraft fees on transactions that were authorized into a positive available balance. Plaintiff seeks unspecified damages, costs, attorneys’ fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for the plaintiff and the proposed class. Provident Bank denies the allegations and is vigorously defending the matter. The parties had an initial mediation meeting on October 20, 2023, and the matter remains pending.
Although we are vigorously defending the litigation, the ultimate outcome of this litigation described in this section, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if this matter was resolved against us, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be adversely affected.

Note 10. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Management analyzes the Company's exposure to credit losses for both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework. For purposes of estimating the allowance for credit losses for off-balance sheet credit exposures, the exposure that may default includes an estimated drawdown of unused credit based on historical credit utilization factors and current loss factors.
For the three and nine months ended September 30, 2023, the Company recorded a $1.5 million and a $1.6 million provision for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2022, the Company recorded a $1.6 million provision for credit losses for off-balance sheet credit exposures and a $1.8 million provision benefit for credit losses for off-balance sheet credit exposures, respectively. The $43,000 decrease in the provision for the three months ended September 30, 2023, compared to the same period in 2022, was primarily the result of the period-over-period relative change in line of credit utilization. The $3.4 million increase in the provision for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily the result of the period-over-period relative change in line of credit utilization and an increase in loans approved and awaiting closing.
The allowance for credit losses for off-balance sheet credit exposures was $4.8 million at September 30, 2023 and $3.2 million at December 31, 2022, and are included in other liabilities on the Consolidated Statements of Financial Condition.
Note 11. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2023 and December 31, 2022.
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

Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2023 and December 31, 2022.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2023 or December 31, 2022.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,327	245,327	—	—
Agency obligations	28,248	—	28,248	—
Mortgage-backed securities	1,263,144	—	1,263,144	—
Asset-backed securities	33,514	—	33,514	—
State and municipal obligations	52,040	—	52,040	—
Corporate obligations	34,032	—	34,032	—
Total available for sale debt securities	1,656,305	245,327	1,410,978	—
Equity securities	1,210	1,210	—	—
Derivative assets	151,103	—	151,103	—
	$1,808,618	246,537	1,562,081	—

Derivative liabilities	$129,271	—	129,271	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$7,017	—	—	7,017
Foreclosed assets	16,487	—	—	16,487
	$23,504	—	—	23,504

	Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,816	245,816	—	—
Mortgage-backed securities	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	—	37,621	—
State and municipal obligations	56,864	—	56,864	—
Corporate obligations	36,108	—	36,108	—
Total available for sale debt securities	1,803,548	245,816	1,557,732	—
Equity Securities	1,147	1,147	—	—
Derivative assets	148,151	—	148,151	—
	$1,952,846	246,963	1,705,883	—

Derivative liabilities	$120,896	—	120,896	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,988	—	—	23,988
Foreclosed assets	2,124	—	—	2,124
	$26,112	—	—	26,112
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2023.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. At September 30, 2023 and December 31, 2022, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps, risk participation agreements and reserves required by banking regulations.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2023 and December 31, 2022. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$189,269	189,269	189,269	—	—
Available for sale debt securities:
U.S. Treasury obligations	245,327	245,327	245,327	—	—
Agency obligations	28,248	28,248	—	28,248	—
Mortgage-backed securities	1,263,144	1,263,144	—	1,263,144	—
Asset-backed securities	33,514	33,514	—	33,514	—
State and municipal obligations	52,040	52,040	—	52,040	—
Corporate obligations	34,032	34,032	—	34,032	—
Total available for sale debt securities	$1,656,305	1,656,305	245,327	1,410,978	—
Held to maturity debt securities, net of allowance for credit losses:
U.S. Treasury obligations	1,135	1,135	1,135	—	—
Agency obligations	12,098	11,201	11,201	—	—
State and municipal obligations	348,466	322,590	—	322,590	—
Corporate obligations	8,717	8,156	—	8,156	—
Total held to maturity debt securities, net of allowance for credit losses	$370,416	343,082	12,336	330,746	—
FHLBNY stock	101,250	101,250	101,250	—	—
Equity Securities	1,210	1,210	1,210	—	—
Loans, net of allowance for credit losses	10,560,049	10,025,286	—	—	10,025,286
Derivative assets	151,103	151,103	—	151,103	—

Financial liabilities:
Deposits other than certificates of deposits	$9,073,278	9,073,278	9,073,278	—	—
Certificates of deposit	1,068,121	1,065,195	—	1,065,195	—
Total deposits	$10,141,399	10,138,473	9,073,278	1,065,195	—
Borrowings	2,022,249	2,003,575	—	2,003,575	—
Subordinated debentures	10,646	9,166	—	9,166	—
Derivative liabilities	129,271	129,271	—	129,271	—

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,508	186,508	186,508	—	—
Available for sale debt securities:
U.S. Treasury obligations	245,816	245,816	245,816	—	—
Mortgage-backed securities	1,427,139	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	37,621	—	37,621	—
State and municipal obligations	56,864	56,864	—	56,864	—
Corporate obligations	36,108	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	1,803,548	245,816	1,557,732	—
Held to maturity debt securities:
Agency obligations	$9,997	8,964	8,964	—	—
State and municipal obligations	366,146	353,417	—	353,417	—
Corporate obligations	11,780	11,087	—	11,087	—
Total held to maturity debt securities	$387,923	373,468	8,964	364,504	—
FHLBNY stock	68,554	68,554	68,554	—	—
Equity Securities	1,147	1,147	1,147	—	—
Loans, net of allowance for credit losses	10,160,860	9,768,460	—	—	9,768,460
Derivative assets	148,151	148,151	—	148,151	—

Financial liabilities:
Deposits other than certificates of deposits	$9,811,588	9,811,588	9,811,588	—	—
Certificates of deposit	751,436	745,155	—	745,155	—
Total deposits	$10,563,024	10,556,743	9,811,588	745,155	—
Borrowings	1,337,370	1,324,578	—	1,324,578	—
Subordinated debentures	10,493	9,422	—	9,422	—
Derivative liabilities	120,896	120,896	—	120,896	—

Note 12. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss), both gross and net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) arising during the period	$(42,784)	11,560	(31,224)	(91,930)	24,637	(67,293)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(42,784)	11,560	(31,224)	(91,930)	24,637	(67,293)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	3,223	(871)	2,352	8,194	(2,196)	5,998
Reclassification adjustment for (gains) included in net income	(4,700)	1,270	(3,430)	(1,580)	423	(1,157)
Total	(1,477)	399	(1,078)	6,614	(1,773)	4,841
Amortization related to post-retirement obligations	(355)	94	(261)	(326)	90	(236)
Total other comprehensive (loss)	$(44,616)	12,053	(32,563)	(85,642)	22,954	(62,688)

	Nine months ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) arising during the period	$(34,271)	9,185	(25,086)	(270,488)	72,491	(197,997)
Reclassification adjustment for gains included in net income	—	—	—	(58)	16	(42)
Total	(34,271)	9,185	(25,086)	(270,546)	72,507	(198,039)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	7,380	(1,995)	5,385	24,898	(6,673)	18,225
Reclassification adjustment for (gains) included in net income	(13,043)	3,524	(9,519)	(1,077)	289	(788)
Total	(5,663)	1,529	(4,134)	23,821	(6,384)	17,437
Amortization related to post-retirement obligations	(1,067)	276	(791)	(978)	230	(748)
Total other comprehensive (loss)	$(41,001)	10,990	(30,011)	(247,703)	66,353	(181,350)

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended September 30,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance at June 30,	$(180,476)	1,042	16,941	(162,493)	(130,957)	2,469	16,689	(111,799)
Current - period other comprehensive (loss)	(31,224)	(261)	(1,078)	(32,563)	(67,293)	(236)	4,841	(62,688)
Balance at September 30,	$(211,700)	781	15,863	(195,056)	(198,250)	2,233	21,530	(174,487)

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the nine months ended September 30,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31,	$(186,614)	1,572	19,997	(165,045)	(211)	2,981	4,093	6,863
Current - period other comprehensive income (loss)	(25,086)	(791)	(4,134)	(30,011)	(198,039)	(748)	17,437	(181,350)
Balance at September 30,	$(211,700)	781	15,863	(195,056)	(198,250)	2,233	21,530	(174,487)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	Net gain on securities transactions
	—	—	Income tax expense
	$—	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(4,700)	(1,581)	Interest expense
	1,270	424	Income tax expense
	$(3,430)	(1,157)

Post-retirement obligations:
Amortization of actuarial gains	$(355)	(326)	Compensation and employee benefits (1)
	94	90	Income tax expense
Total reclassification	$(261)	(236)	Net of tax

Total reclassifications	$(3,691)	(1,393)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	(58)	Net gain on securities transactions
	—	16	Income tax expense
	$—	(42)	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(13,043)	(1,077)	Interest expense
	3,524	289	Income tax expense
	$(9,519)	(788)

Post-retirement obligations:
Amortization of actuarial gains	$(1,067)	(978)	Compensation and employee benefits (1)
	276	230	Income tax expense
Total reclassification	$(791)	(748)	Net of tax

Total reclassifications	$(10,310)	(1,578)	Net of tax
(1)     This item is included in the computation of net periodic benefit cost. See Note 7. Components of Net Periodic Benefit Cost.

Note 13. Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2023 and December 31, 2022, the Company had 152 loan related interest rate swaps with aggregate notional amounts of $2.22 billion and $2.40 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For September 30, 2023 and December 31, 2022, the Company had 12 and 14 credit derivatives, respectively, with aggregate notional amounts of $143.3 million and $157.9 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At September 30, 2023, the asset and liability positions of these fair value credit derivatives totaled $9,000 and $4,000, respectively, compared to $26,000 and $12,000, respectively, at December 31, 2022.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $15.5 million will be reclassified as a reduction to interest expense. At September 30, 2023, the Company had 9 outstanding interest rate derivatives with an aggregate notional amount of $455.0 million that were each designated as a cash flow hedge of interest rate risk, compared to 11 outstanding interest rate derivatives with an aggregate notional amount of $460.0 million, at December 31, 2022.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition at September 30, 2023 and December 31, 2022 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,108,504	Other assets	$131,113	1,108,504	Other liabilities	131,203
Credit contracts	46,565	Other assets	9	96,708	Other liabilities	4
Total derivatives not designated as a hedging instrument			131,122			131,207

Derivatives designated as a hedging instrument:
Interest rate products	455,000	Other assets	23,375	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			154,497			131,207

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$154,497			131,207

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			154,311			—
Net derivatives not offset			$186			131,207

	Fair Values of Derivative Instruments as of December 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,198,191	Other assets	$122,047	$1,198,191	Other liabilities	122,378
Credit contracts	47,143	Other assets	26	110,714	Other liabilities	12
Total derivatives not designated as a hedging instrument			122,073			122,390

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	29,119	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			151,192			122,390

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$151,192			122,390

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			149,800			—
Net derivatives not offset			$1,392			122,390
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2023 and December 31, 2022.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2023 and 2022 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2023	September 30, 2022
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$192	259
Credit contracts	Other income	(8)	(12)
Total		$184	247

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(4,670)	(1,581)
Total		$(4,670)	(1,581)

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2023	September 30, 2022
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$244	702
Credit contracts	Other income	(12)	(47)
Total		$232	655

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(13,043)	(1,077)
Total		$(13,043)	(1,077)
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
At September 30, 2023, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and nine months ended September 30, 2023, the out-of-scope revenue related to financial instruments was 89.1% and 88.1% of the Company's total revenue, compared to 81.1% and 82.56% for the three and nine months ended September 30, 2022, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,992	6,785	20,826	21,274
Insurance agency income	3,224	2,865	11,175	9,135
Banking service charges and other fees:
Service charges on deposit accounts	3,234	3,288	9,647	9,321
Debit card and ATM fees	745	756	2,210	2,372
Total banking service charges and other fees	3,979	4,044	11,857	11,693
Total in-scope non-interest income	14,195	13,694	43,858	42,102
Total out-of-scope non-interest income	5,125	14,751	17,003	27,421
Total non-interest income	$19,320	28,445	60,861	69,523
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
Service charges on deposit accounts include account analysis fees and other deposit-related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at the time of transaction or monthly.

Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.
Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at September 30, 2023 and December 31, 2022 (in thousands):

	Classification	September 30, 2023	December 31, 2022
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$59,031	60,577
Lease Liabilities:
Operating lease liabilities	Other liabilities	$62,184	63,372
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
At September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 8.1 years and 2.72%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2023	Three months ended September 30, 2022
Lease Costs
Operating lease cost	$2,633	2,613
Variable lease cost	778	667
Total lease cost	$3,411	3,280

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Lease Costs
Operating lease cost	$7,890	8,006
Variable lease cost	2,500	2,103
Total lease cost	$10,390	10,109

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating cash flows from operating leases	$7,346	6,328

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2023	$2,558
2024	10,020
2025	9,540
2026	8,647
2027	7,813
Thereafter	30,775
Total future minimum lease payments	69,353
Amounts representing interest	7,169
Present value of net future minimum lease payments	$62,184

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, the effects of the recent turmoil in the banking industry (including the closing of three financial institutions), changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland; any failure to realize the anticipated benefits of the transaction when expected or at all; certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies; and the impact of a potential shutdown of the federal government.
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

Upon completion of the transaction, which remains subject to regulatory approvals and other closing conditions, Provident shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. The combined company is expected to have more than $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. This baseline outlook reflected a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model and resulted in recorded provisions of $11.0 million and $27.4 million for the three and nine months ended September 30, 2023, and a coverage ratio of 101 basis points. The Company applied qualitative adjustments to the projected commercial property price indices to account for differences in portfolio collateral composition versus the commercial real estate index and regional performance differences compared with the national multi-family index used in our CECL model. Had the Company used the unadjusted baseline outlooks for the commercial property and multi-family property price indices over the expected lives of Commercial Real Estate and Multi-family loan portfolios, the provision would have increased by $8.5 million, resulting in a coverage ratio of 109 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2023, the portfolio and class segments for the Company’s loan portfolio were:
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
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2023, the provision for credit losses on loans totaled $11.0 million and $27.4 million, compared to an $8.4 million and a $5.0 million provision for credit losses for the three and nine months ended September 30, 2022. The increases in provision for both periods was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
Total assets at September 30, 2023 were $14.09 billion, a $303.4 million increase from December 31, 2022. The increase in total assets was primarily due to a $418.7 million increase in total loans, partially offset by a $132.0 million decrease in total investments.
The Company’s loan portfolio increased $418.7 million to $10.67 billion at September 30, 2023, from $10.25 billion at December 31, 2022. For the nine months ended September 30, 2023, loan funding, including advances on lines of credit, totaled $2.53 billion, compared with $3.05 billion for the same period in 2022. During the nine months ended September 30, 2023, the loan portfolio had net increases of $276.2 million in multi-family loans, $106.4 million in commercial loans and $94.9 million in commercial mortgage loans, partially offset by net decreases in construction, residential mortgage and consumer loans of $48.0 million, $10.1 million and $2.0 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 86.2% of the loan portfolio at September 30, 2023, compared to 85.6% at December 31, 2022.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $172.7 million and $67.0 million, respectively, at September 30, 2023, compared to $203.9 million and $87.3 million, respectively, at December 31, 2022. One SNC relationship, with an outstanding balance of $7.3 million (which represents approximately a 6% share of the total facility commitment) was 90 days or more delinquent at September 30, 2023.
The Company had outstanding junior lien mortgages totaling $140.1 million at September 30, 2023. Of this total, two loans totaling $237,900 were 90 days or more delinquent with an allowance for credit losses of $4,633.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Mortgage loans:
Residential	$1,329	1,928
Commercial	11,667	28,212
Multi-family	2,258	1,565
Construction	1,868	1,878
Total mortgage loans	17,122	33,583
Commercial loans	21,912	24,188
Consumer loans	495	738
Total non-performing loans	39,529	58,509
Foreclosed assets	16,487	2,124
Total non-performing assets	$56,016	60,633
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Mortgage loans:
Residential	$936	1,114
Commercial	587	412
Total mortgage loans	1,523	2,623
Commercial loans	228	1,014
Consumer loans	168	147
Total 60-89 day delinquent loans	$1,919	3,784
At September 30, 2023, the Company’s allowance for credit losses related to the loan portfolio was 1.01% of total loans, compared to 0.88% at December 31, 2022 and September 30, 2022, respectively. The Company recorded a provision for credit losses on loans of $11.0 million and $27.4 million for the three and nine months ended September 30, 2023, compared with a provision of $8.4 million and $5.0 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the Company had net charge-offs of $5.5 million and $7.3 million, respectively, compared to net recoveries of $1.2 million and net recoveries of $2.9 million, respectively, for the same periods in 2022. The allowance for credit losses increased $19.5 million to $107.6 million at September 30, 2023 from $88.0 million at December 31, 2022. The increases in provision for both periods was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
Total non-performing loans were $39.5 million, or 0.37% of total loans at September 30, 2023, compared to $58.5 million, or 0.57% of total loans at December 31, 2022. The $19.0 million decrease in non-performing loans consisted of a $16.5 million decrease in non-performing commercial mortgage loans, a $2.3 million decrease in non-performing commercial loans, a $599,000 decrease in non-performing residential mortgage loans and a $243,000 decrease in non-performing consumer loans, partially offset by a $693,000 increase in non-performing multi-family loans.
At September 30, 2023 and December 31, 2022, the Company held foreclosed assets of $16.5 million and $2.1 million, respectively. During the nine months ended September 30, 2023, there were four additions to foreclosed assets with an aggregate carrying value of $15.1 million, and three properties sold with an aggregate carrying value of $768,000. Foreclosed assets at September 30, 2023 consisted primarily of commercial real estate. Total non-performing assets at September 30, 2023 decreased $4.6 million to $56.0 million, or 0.40% of total assets, from $60.6 million, or 0.44% of total assets at December 31, 2022.
Total investment securities were $2.13 billion at September 30, 2023, a $132.0 million decrease from December 31, 2022. This decrease was primarily due to repayments of mortgage-backed securities, an increase in unrealized losses on available for sale debt securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits decreased $421.6 million during the nine months ended September 30, 2023, to $10.14 billion. Total savings and demand deposit accounts decreased $738.3 million to $9.07 billion at September 30, 2023, while total time deposits increased $316.7 million to $1.07 billion at September 30, 2023. The decrease in savings and demand deposits was largely attributable to a $456.2 million decrease in non-interest bearing demand deposits, a $324.7 million decrease in money market deposits and a $238.2 million decrease in savings deposits, partially offset by a $280.8 million increase in interest bearing demand deposits. During the nine months ended September 30, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our insured cash sweep ("ICS") product, as a method to increase the level of customers' deposit insurance in light of recent deposit turmoil in the banking industry. The Bank's ICS deposits increased $441.8 million to $500.7 million at September 30, 2023, from $58.9 million at December 31, 2022. The increase in time deposits consisted of a $322.4 million increase in retail time deposits, partially offset by a $5.7 million decrease in brokered time deposits. The increase in time deposits was largely attributable to balances from lower-costing deposits transitioning into higher-costing certificates of deposits.
Borrowed funds increased $684.9 million during the nine months ended September 30, 2023, to $2.02 billion. The increase in borrowings was largely due to asset funding requirements. Borrowed funds represented 14.4% of total assets at September 30, 2023, an increase from 9.7% at December 31, 2022.
Stockholders’ equity increased $25.3 million during the nine months ended September 30, 2023, to $1.62 billion, primarily due to net income earned for the period, partially offset by an increase in unrealized losses on available for sale debt securities and cash dividends paid to stockholders. During the three months ended September 30, 2023, the Company did not repurchase shares under its stock repurchase program. During the nine months ended September 30, 2023, common stock repurchases totaled 71,357 shares at an average cost of $23.32 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2023, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the nine months ended September 30, 2023 and 2022, loan repayments totaled $2.09 billion and $2.34 billion, respectively.

As deposits have declined, the Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $1.14 billion and $1.69 billion, respectively at September 30, 2023. Our estimated uninsured and uncollateralized deposits at September 30, 2023 totaled $2.49 billion, representing 25% of our total deposits. At September 30, 2023, Provident Bank had on balance sheet liquidity and borrowing capacity totaling $3.59 billion, representing 144% of estimated uninsured and uncollateralized deposits.
The Bank established the Bank Term Funding Program with the Federal Reserve Bank of New York in March 2023 and pledged approximately $521 million in unencumbered security collateral to the facility improving its access to immediate funding. Advances under the Program can be requested until March 11, 2024. As of September 30, 2023, the Company had not taken any advances under the Program, but has this option available as a short term liquidity source.
During the nine months ended September 30, 2023, deposit balances from traditional non-interest and interest bearing demand deposits transitioned into our ICS product, as a method to increase the level of customers' deposit insurance in light of recent banking turmoil. As of September 30, 2023, our ICS deposits totaled $500.7 million, compared to $58.9 million at December 31, 2022.
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

At September 30, 2023, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2023
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$540,773	4.00%	540,773	4.00%	1,330,754	9.84%
Common equity Tier 1 risk-based capital	538,255	4.50	837,286	7.00	1,330,754	11.13
Tier 1 risk-based capital	717,674	6.00	1,016,705	8.50	1,330,754	11.13
Total risk-based capital	956,898	8.00	1,255,929	10.50	1,432,513	11.98

Company:
Tier 1 leverage capital	$541,113	4.00%	541,113	4.00%	1,382,126	10.22%
Common equity Tier 1 risk-based capital	538,508	4.50	837,679	7.00	1,369,239	11.44
Tier 1 risk-based capital	718,010	6.00	1,017,181	8.50	1,382,126	11.55
Total risk-based capital	957,347	8.00	1,256,518	10.50	1,483,885	12.40
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
General. The Company reported net income of $28.5 million, or $0.38 per basic and diluted share for the three months ended September 30, 2023, compared to net income of $43.4 million, or $0.58 per basic and diluted share, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company reported net income of $101.1 million, or $1.35 per basic share and diluted share, compared to net income of $126.6 million, or $1.69 per basic and diluted share, for the nine months ended September 30, 2022.
Compared with the prior year periods, net income for the three months ended September 30, 2023 was negatively impacted by decrease in net interest income attributable to increased funding costs and resulting net interest spread compression. Net income for the three nine months ended September 30, 2023 was further impacted by increased provisions for credit losses due to a worsened economic forecast. Transaction costs related to our pending merger with Lakeland Bancorp, Inc. (“Lakeland”) totaled $2.3 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, compared with transaction costs totaling $2.9 million for the respective 2022 periods. In addition, prior year earnings for the three and nine months ended September 30, 2022, included an $8.6 million gain on the sale of a foreclosed property.
The following tables sets forth certain information for the three and nine months ended September 30, 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$74,183	$884	4.73%	30,231	201	2.67%
Federal funds sold and other short-term investments	57	1	4.00%	46,707	295	2.54%
Available for sale debt securities	1,724,833	10,127	2.35%	1,948,721	9,115	2.42%
Held to maturity debt securities, net (1)	373,681	2,334	2.50%	399,370	2,416	1.87%
Equity securities, at fair value	1,068	—	—%	949	—	—%
Federal Home Loan Bank stock	91,273	1,759	7.71%	49,298	445	3.61%
Net loans: (2)
Total mortgage loans	7,881,193	104,540	5.21%	7,443,268	80,273	4.28%
Total commercial loans	2,289,267	33,806	5.81%	2,151,512	25,201	4.66%
Total consumer loans	300,383	4,746	6.27%	320,051	3,785	4.74%
Total net loans	10,470,843	143,092	5.37%	9,914,831	109,259	4.38%
Total interest earning assets	$12,735,938	$158,197	4.89%	12,390,107	121,731	3.90%
Non-Interest Earning Assets:
Cash and due from banks	82,522			126,330
Other assets	1,158,150			1,106,117

Total assets	$13,976,610			13,622,554
Interest Bearing Liabilities:
Demand deposits	$5,741,052	$35,290	2.44%	5,906,679	7,990	0.54%
Savings deposits	1,240,951	592	0.19%	1,515,926	296	0.08%
Time deposits	1,052,793	9,041	3.41%	669,639	1,274	0.76%
Total deposits	8,034,796	44,923	2.22%	8,092,244	9,560	0.47%
Borrowed funds	1,780,655	16,765	3.74%	908,841	2,518	1.11%
Subordinated debentures	10,613	273	10.24%	10,407	164	6.35%
Total interest bearing liabilities	$9,826,064	61,961	2.50%	9,011,492	12,242	0.54%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,230,199			2,750,746
Other non-interest bearing liabilities	265,427			246,794
Total non-interest bearing liabilities	2,495,626			2,997,540
Total liabilities	12,321,690			12,009,032
Stockholders' equity	1,654,920			1,613,522
Total liabilities and stockholders' equity	$13,976,610			13,622,554
Net interest income		$96,236			109,489
Net interest rate spread			2.39%			3.36%
Net interest-earning assets	$2,909,874			3,378,615
Net interest margin (3)			2.96%			3.51%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30x			1.37x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the nine months ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$69,696	$2,676	5.13%	126,439	499	0.53%
Federal funds sold and other short-term investments	58	2	5.34%	113,498	1206	1.42%
Available for sale debt securities	1,777,861	30,819	2.31%	2,028,645	24,786	1.63%
Held to maturity debt securities, net (1)	379,144	7,059	2.48%	413,136	7,501	2.42%
Equity securities, at fair value	1,022	—	—%	1,020	—	—%
Federal Home Loan Bank stock	77,634	3,929	6.75%	37,363	1,180	4.21%
Net loans: (2)
Total mortgage loans	7,740,591	299,830	5.12%	7,253,822	213,181	3.89%
Total commercial loans	2,225,725	93,915	5.60%	2,119,637	70,385	4.40%
Total consumer loans	302,706	13,419	5.93%	321,357	10,268	4.27%
Total net loans	10,269,022	407,164	5.25%	9,694,816	293,834	4.01%
Total interest earning assets	$12,574,437	$451,649	4.76%	12,414,917	329,006	3.51%
Non-Interest Earning Assets:
Cash and due from banks	121,801			126,392
Other assets	1,152,113			1,077,495
Total assets	$13,848,351			13,618,804
Interest Bearing Liabilities:
Demand deposits	$5,710,855	$85,822	2.01%	6,126,916	16,643	0.36%
Savings deposits	1,315,157	1582	0.16%	1,496,355	871	0.08%
Time deposits	961,010	21,476	2.99%	681,783	2,808	0.55%
Total deposits	7,987,022	108,880	1.82%	8,305,054	20,322	0.33%
Borrowed funds	1,556,619	38,329	3.29%	663,366	4,790	0.97%
Subordinated debentures	10,563	774	9.80%	10,355	403	5.21%
Total interest bearing liabilities	$9,554,204	147,983	2.07%	8,978,775	25,515	0.38%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,382,144			2,770,969
Other non-interest bearing liabilities	266,910			235,630
Total non-interest bearing liabilities	2,649,054			3,006,599
Total liabilities	12,203,258			11,985,374
Stockholders' equity	1,645,093			1,633,430
Total liabilities and stockholders' equity	$13,848,351			13,618,804
Net interest income		$303,666			303,491
Net interest rate spread			2.69%			3.13%
Net interest-earning assets	$3,020,233			3,436,142
Net interest margin (3)			3.19%			3.24%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32x			1.38x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income decreased $13.3 million to $96.2 million for the three months ended September 30, 2023, from $109.5 million for same period in 2022. For the nine months ended September 30, 2023, total net interest income increased $175,000 to $303.7 million, from $303.5 million for the same period in 2022. The decrease in net interest income for the comparative quarters was primarily due to a decrease in lower-costing deposits and an increase in borrowings, combined with unfavorable repricing of both deposits and borrowings, partially offset by originations of new loans at higher market rates and the favorable repricing of adjustable-rate loans. The increase in net interest income for the nine months ended September 30, 2023 was primarily driven by the favorable repricing of adjustable rate loans, higher market rates on new loan originations and the originations of higher-yielding loans, partially offset by the unfavorable repricing of both deposits and borrowings, a decrease in lower-costing deposits and an increase in borrowings. Additionally, fees related to the forgiveness of PPP loans, which are recognized in interest income, were approximately $77,000 for the nine months ended September 30, 2023, compared to $1.4 million for the nine months ended September 30, 2022.
The net interest margin decreased 55 basis points to 2.96% for the quarter ended September 30, 2023, compared to 3.51% for the quarter ended September 30, 2022. The weighted average yield on interest-earning assets increased 99 basis points to 4.89% for the quarter ended September 30, 2023, compared to 3.90% for the quarter ended September 30, 2022, while the weighted average cost of interest-bearing liabilities increased 196 basis points for the quarter ended September 30, 2023, to 2.50%, compared to 0.54% for the quarter ended September 30, 2022. The average cost of interest-bearing deposits for the quarter ended September 30, 2023, was 2.22%, compared to 0.47% for the same period last year. Average non-interest-bearing demand deposits totaled $2.23 billion for the quarter ended September 30, 2023, compared to $2.75 billion for the quarter ended September 30, 2022. The average cost of total deposits, including non-interest-bearing deposits, was 1.74% for the quarter ended September 30, 2023, compared with 0.35% for the quarter ended September 30, 2022. The average cost of borrowed funds for the quarter ended September 30, 2023, was 3.74%, compared to 1.11% for the same period last year.
For the nine months ended September 30, 2023, the net interest margin decreased five basis points to 3.19%, compared to 3.24% for the nine months ended September 30, 2022. The weighted average yield on interest-earning assets increased 125 basis points to 4.76% for the nine months ended September 30, 2023, compared to 3.51% for the nine months ended September 30, 2022, while the weighted average cost of interest-bearing liabilities increased 169 basis points to 2.07% for the nine months ended September 30, 2023, compared to 0.38% for the same period last year. The average cost of interest-bearing deposits increased 149 basis points to 1.82% for the nine months ended September 30, 2023, compared to 0.33% for the same period last year. Average non-interest-bearing demand deposits totaled $2.38 billion for the nine months ended September 30, 2023, compared with $2.77 billion for the nine months ended September 30, 2022. The average cost of total deposits, including non-interest-bearing deposits, was 1.40% for the nine months ended September 30, 2023, compared with 0.25% for the nine months ended September 30, 2022. The average cost of borrowings for the nine months ended September 30, 2023, was 3.29%, compared to 0.97% for the same period last year.
Interest income on loans secured by real estate increased $24.3 million to $104.5 million for the three months ended September 30, 2023, from $80.3 million for the three months ended September 30, 2022. Commercial loan interest income increased $8.6 million to $33.8 million for the three months ended September 30, 2023, from $25.2 million for the three months ended September 30, 2022. Consumer loan interest income increased $1.0 million to $4.7 million for the three months ended September 30, 2023, from $3.8 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, the average balance of total loans increased $556.0 million to $10.47 billion, compared to the same period in 2022. The average yield on total loans for the three months ended September 30, 2023, increased 99 basis points to 5.37%, from 4.38% for the same period in 2022.
Interest income on loans secured by real estate increased $86.6 million to $299.8 million for the nine months ended September 30, 2023, from $213.2 million for the nine months ended September 30, 2022. Commercial loan interest income increased $23.5 million to $93.9 million for the nine months ended September 30, 2023, from $70.4 million for the nine months ended September 30, 2022. Consumer loan interest income increased $3.2 million to $13.4 million for the nine months ended September 30, 2023, from $10.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the average balance of total loans increased $574.2 million to $10.27 billion, compared with $9.69 billion for the same period in 2022. The average yield on total loans for the nine months ended September 30, 2023, increased 124 basis points to 5.25%, from 4.01% for the same period in 2022.
Interest income on held to maturity debt securities decreased $82,000 to $2.3 million for the three months ended September 30, 2023, compared to the same period last year. Average held to maturity debt securities decreased $25.7 million to $373.7 million for the three months ended September 30, 2023, from $399.4 million for the same period last year. Interest income on held to maturity debt securities decreased $442,000 to $7.1 million for the nine months ended September 30, 2023, compared to the same period in 2022. Average held to maturity debt securities decreased $34.0 million to $379.1 million for the nine months ended September 30, 2023, from $413.1 million for the same period last year.
Interest income on available for sale debt securities increased $1.0 million to $10.1 million for the three months ended September 30, 2023, from $9.1 million for the three months ended September 30, 2022. The average balance of available for sale debt securities decreased $223.9 million to $1.72 billion for the three months ended September 30, 2023, compared to the same period in 2022. Interest income on available for sale debt securities increased $6.0 million to $30.8 million for the nine months ended September 30, 2023, from $24.8 million for the same period last year. The average balance of available for sale debt securities decreased $250.8 million to $1.78 billion for the nine months ended September 30, 2023.
Interest income on FHLBNY stock increased $1.3 million to $1.8 million for the three months ended September 30, 2023, from $445,000 for the three months ended September 30, 2022. The average balance of FHLBNY stock increased $42.0 million to $91.3 million for the three months ended September 30, 2023, compared to the same period in 2022. Interest income on FHLBNY stock increased $8.8 million to $34.7 million for the nine months ended September 30, 2023, from $26.0 million for the same period last year. The average balance of FHLBNY stock increased $40.3 million to $77.6 million for the nine months ended September 30, 2023.
The average yield on total securities increased to 2.67% for the three months ended September 30, 2023, compared with 2.36% for the same period in 2022. For the nine months ended September 30, 2023, the average yield on total securities increased to 2.57%, compared with 1.72% for the same period in 2022.
Interest expense on deposit accounts increased $35.4 million to $44.9 million for the three months ended September 30, 2023, compared with $9.6 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, interest expense on deposit accounts increased $88.6 million to $108.9 million, from $20.3 million for the same period last year. The average cost of interest-bearing deposits increased to 2.22% and 1.82% for the three and nine months ended September 30, 2023, respectively, from 0.47% and 0.33% for the three and nine months ended September 30, 2022, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended September 30, 2023, decreased $440.6 million to $6.98 billion. For the nine months ended September 30, 2023, average interest-bearing core deposits decreased $597.3 million, to $7.03 billion, from $7.62 billion for the same period in 2022. Average time deposit account balances increased $383.2 million to $1.05 billion for the three months ended September 30, 2023, from $669.6 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, average time deposit account balances increased $279.2 million to $961.0 million, from $681.8 million for the same period in 2022.
Interest expense on borrowed funds increased $14.2 million to $16.8 million for the three months ended September 30, 2023, from $2.5 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, interest expense on borrowed funds increased $33.5 million to $38.3 million, from $4.8 million for the nine months ended September 30, 2022. The average cost of borrowings increased to 3.74% for the three months ended September 30, 2023, from 1.11% for the three months ended September 30, 2022. The average cost of borrowings increased to 3.29% for the nine months ended September 30, 2023, from 0.97% for the same period last year. Average borrowings increased $0.87 billion to $1.78 billion for the three months ended September 30, 2023, from $908.8 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, average borrowings increased $893.3 million to $1.56 billion, compared to $663.4 million for the nine months ended September 30, 2022.
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
The Company recorded an $11.0 million and $27.4 million provision for credit losses on loans for the three and nine months ended September 30, 2023, respectively, compared with a provision of $8.4 million and a negative provision of $5.0 million for the three and nine months ended September 30, 2022, respectively. The increase in the provision for credit losses for the three and nine months ended September 30, 2023 was largely a function of a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.

Non-Interest Income. Non-interest income totaled $19.3 million for the quarter ended September 30, 2023, a decrease of $9.1 million, compared to the same period in 2022. Other income decreased $9.2 million to $1.1 million for the three months ended September 30, 2023, compared to the quarter ended September 30, 2022, primarily due to an $8.6 million gain realized in the prior year on the sale of a foreclosed commercial office property, combined with a decrease in the gains on sales of SBA loans. Fee income decreased $1.1 million to $6.1 million for the three months ended September 30, 2023, compared to the prior year quarter, primarily due to decreases in commercial loan prepayment fees and deposit fee income. Partially offsetting these decreases in non-interest income, BOLI income increased $583,000 to $1.8 million three months ended September 30, 2023, compared to the prior year quarter, primarily due to an increase in benefit claims recognized. Additionally, insurance agency income increased $359,000 to $3.2 million for the three months ended September 30, 2023, compared to the quarter ended September 30, 2022, largely due to strong retention revenue and new business activity.
For the nine months ended September 30, 2023, non-interest income totaled $60.9 million, a decrease of $8.7 million, compared to the same period in 2022. Other income decreased $7.8 million to $5.7 million for the nine months ended September 30, 2023, compared to $13.5 million for the same period in 2022, primarily due to an $8.6 million gain realized in the prior year on the sale of a foreclosed commercial office property, a decrease in net fees on loan-level interest rate swap transactions and a decrease in the gains on sales of SBA loans, partially offset by a $2.0 million gain related to the resolution of certain post-closing conditions following the September 2022 sale of a foreclosed commercial property. Fee income decreased $3.2 million to $18.3 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in commercial loan prepayment fees, while wealth management income decreased $448,000 to $20.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in the market value of assets under management. Partially offsetting these decreases to non-interest income, insurance agency income increased $2.0 million to $11.2 million for the nine months ended September 30, 2023, compared to $9.1 million for the same period in 2022, largely due to increases in contingent commissions, retention revenue and new business activity. Additionally, BOLI income increased $860,000 to $4.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to greater equity valuations.
Non-Interest Expense. For the three months ended September 30, 2023, non-interest expense totaled $67.2 million, a decrease of $2.3 million, compared to the three months ended September 30, 2022. Compensation and benefits expense decreased $2.4 million to $35.7 million for three months ended September 30, 2023, compared to $38.1 million for the same period in 2022. The decrease was principally due to decreases in the accrual for incentive compensation, employee medical expense and stock-based compensation, partially offset by an increase in salary expense. Additionally, merger-related expenses related to our pending merger with Lakeland decreased $597,000 to $2.3 million for the three months ended September 30, 2023, compared to the same period in 2022. Partially offsetting these decreases in non-interest expense, FDIC insurance expense increased $228,000 to $1.6 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in the assessment rate.
Non-interest expense totaled $201.1 million for the nine months ended September 30, 2023, an increase of $5.9 million, compared to $195.2 million for the nine months ended September 30, 2022. The Company recorded a $1.6 million provision for credit losses for off-balance sheet credit exposures for the nine months ended September 30, 2023, compared to a $1.8 million provision benefit for the same period in 2022. The $3.4 million increase in the provision for credit losses for off-balance sheet credit exposures was primarily the result of the period-over-period relative change in line of credit utilization and an increase in projected loss factors as a result of a worsened economic forecast. Other operating expense increased $3.2 million to $31.8 million for the nine months ended September 30, 2023, compared to $28.5 million for the nine months ended September 30, 2022, largely due to increases in professional fees, combined with an increase in debit card expense. Merger-related expenses increased $2.4 million to $5.3 million for the nine months ended September 30, 2023, compared to $2.9 million for the nine months ended September 30, 2022. FDIC insurance expense increased $1.7 million to $5.7 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in the assessment rate. Partially offsetting these increases, compensation and benefits expense decreased $2.9 million to $109.7 million for the nine months ended September 30, 2023, compared to $112.6 million for the nine months ended September 30, 2022, primarily due to decreases in the accrual for incentive compensation, employee medical expenses and stock-based compensation, partially offset by an increase in salary expense. Additionally, net occupancy expense decreased $1.8 million to $24.5 million for the nine months ended September 30, 2023, compared to the same period in 2022, mainly due to decreases in maintenance and depreciation expenses.
Income Tax Expense. For the three months ended September 30, 2023, the Company's income tax expense was $8.8 million with an effective tax rate of 23.7%, compared with $16.7 million with an effective tax rate of 27.7% for the three months ended September 30, 2022. The decrease in tax expense for the three months ended September 30, 2023, compared with the same period last year was largely the result of a decrease in taxable income, while the decrease in the effective tax rate for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, was largely due to a decrease in the proportion of income derived from taxable sources.
For the nine months ended September 30, 2023, the Company's income tax expense was $34.9 million with an effective tax rate of 25.7%, compared with $46.2 million with an effective tax rate of 26.7% for the nine months ended September 30, 2022. The decrease in tax expense for the nine months ended September 30, 2023, compared with the same period last year was largely the result of a decrease in taxable income, while the decrease in the effective tax rate for the nine months ended September 30, 2023, compared with the prior year period was largely due to a decrease in the proportion of income derived from taxable sources.

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

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2023 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-300	$389,217	$(5,550)	(1.4)%
-200	391,237	(3,530)	(0.9)%
-100	393,149	(1,618)	(0.4)
Static	394,767	—	—
+100	396,106	1,339	0.3
+200	397,067	2,300	0.6
The interest rate risk position of the Company remains slightly asset-sensitive. As a result, the preceding table indicates that, as of September 30, 2023, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 0.6%, or $2.3 million. In the event of a 300 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.4%, or $5.6 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2023 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-300	$1,679,045	$(125,353)	(6.9)%	11.6%	(13.2)%
-200	1,740,891	(63,507)	(3.5)	12.3	(7.9)
-100	1,781,147	(23,251)	(1.3)	12.8	(3.6)
Flat	1,804,398	—	—	13.3	—
+100	1,817,890	13,492	0.7	13.7	3.1
+200	1,828,234	23,836	1.3	14.1	6.0
The preceding table indicates that as of September 30, 2023, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 1.3%, or $23.8 million. If rates were to decrease 300 basis points, the present value of equity would decrease 6.9%, or $125.4 million.
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
Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 9 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A.	Risk Factors
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were supplemented by the Company in its Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2023 through July 31, 2023	—	$—	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	—	—	—	—
Total	—	—	—
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
(a) During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 8, 2023	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2023	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer