Form 10-K
period 2023-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2024-02-28
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    Yes  ☐    No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2024, there were 83,209,012 issued and 75,601,505 outstanding shares of the Registrant’s Common Stock, including 65,744 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2023, as quoted by the NYSE, was approximately $1.12 billion.

Auditor Name: KPMG LLP	Auditor Location: Short Hills, New Jersey	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant (Part III).

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, the effects of any turmoil or negative news in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland Bancorp, Inc. ("Lakeland"); any failure to realize the anticipated benefits of the transaction when expected or at all; certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of conditions imposed by regulators, unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies; and the impact of a potential shutdown of the federal government.
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
On September 26, 2022, the Company, NL 239 Corp., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Lakeland entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which the Company and Lakeland have agreed to combine their respective businesses.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland, will merge with and into the Bank, with the Bank as the surviving bank (the “bank merger” and, together with the merger and the holdco merger, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own. Upon completion of the transaction, which remains subject to regulatory approvals and other closing conditions, Company shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company.
The Company received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. On December 20, 2023, the Company and Lakeland agreed to extend the merger agreement to March 31, 2024, to provide additional time to obtain the required regulatory approvals.
Capital Management. During 2023, the Company paid cash dividends totaling $72.4 million and repurchased 71,781 shares of its common stock at an average cost of $23.28 per share, which totaled $1.7 million, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of December 31, 2023, 1.1 million shares remained eligible for repurchase under the board-approved stock repurchase program. The Company and the Bank were “well capitalized” as of December 31, 2023 under current regulatory standards.
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
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices throughout northern and central New Jersey, Bucks, Lehigh and Northampton counties in Pennsylvania, as well as Queens and Nassau Counties in New York. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank invests in mortgage-backed securities and other permissible investments. The Bank also provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance brokerage services through its wholly owned subsidiary, Provident Protection Plus, Inc.
The following are highlights of the Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and manage its exposure to interest rate risk, the Bank continues to emphasize the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one-to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four-family residential mortgage loans.
Asset Quality. As of December 31, 2023, non-performing assets were $61.3 million or 0.43% of total assets, compared to $60.6 million or 0.44% of total assets as of December 31, 2022. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $9.20 billion as of December 31, 2023, representing 89.4% of total deposits, compared with $9.81 billion, or 92.9% of total deposits as of December 31, 2022. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled it to generate significant non-interest income. In addition to traditional depository and lending fees, the Bank generates non-interest income from investment, insurance, wealth and asset management services it offers to generate non-interest income. Total non-interest income was $79.8 million for the year ended December 31, 2023, compared with $87.8 million for the year ended December 31, 2022, of which wealth management income, fee income and insurance agency income were $27.7 million, $24.4 million and $13.9 million, respectively, for the year ended December 31, 2023, compared with $27.9 million, $28.1 million and $11.4 million, respectively, for the year ended December 31, 2022.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings and brokered demand deposits. As of December 31, 2023, 54.53% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. As of December 31, 2023, the Bank’s securities portfolio totaled $2.13 billion and had an expected average life of 5.48 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, New Jersey, and each maintain administrative offices in Iselin, New Jersey. As of December 31, 2023, the Bank operated a network of 94 full-service banking offices throughout fourteen counties in northern and central New Jersey, as well as three counties in Pennsylvania and two counties in New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Nassau and Queens County, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.4 million, which was 79.2% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.4% of that state’s total population. The Bank's New York market area has a population of approximately 3.6 million, which was 18.4% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 4.8% as of December 31, 2023, an increase from 3.4% as of December 31, 2022. The unemployment rate in Pennsylvania was 3.5% as of December 31, 2023, a decrease from 3.9% as of December 31, 2022. The unemployment rate in New York was 4.5% as of December 31, 2023, an increase from 4.3% as of December 31, 2022.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 2.51%, 0.66% and 0.12% share of bank deposits as of June 30, 2023, respectively, the latest date for which statistics are available.
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
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, industrial and retail properties and office buildings. Generally, these loans have maturities of either 5 or 10 years.
The Bank has historically provided construction loans for commercial projects, including residential rental and industrial projects, that will be retained as investments by the borrowers and to a lesser extent single family and condominium projects intended for sale. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews, and to review all construction advances made against work in place, and a limitation on how and when loan proceeds are advanced.
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
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). To manage interest rate risk, the Bank has the option to sell fixed-rate residential mortgages that it originates with terms greater than 15 years. However, the Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and most of the originated adjustable-rate mortgages for its portfolio.
The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are secured by a first or second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio.
Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio by type (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for credit losses) at the dates indicated. The allowance for credit losses for 2023, 2022, 2021 and 2020 were based upon the adoption of the current expected credit loss ("CECL") guidance, while credit losses for 2019 were based upon the incurred loss methodology:

	As of December 31,
	2023		2022		2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial mortgage loans	$4,512,411	41.91%	$4,316,185	42.48%	$3,827,370	40.28%	$3,458,666	35.58%	$2,578,477	35.43%
Multi-family mortgage loans	1,812,500	16.83	1,513,818	14.90	1,364,397	14.36	1,484,515	15.27	1,225,675	16.84
Construction loans	653,246	6.07	715,494	7.04	683,166	7.19	541,939	5.57	429,812	5.91
Residential mortgage loans	1,164,956	10.82	1,177,698	11.59	1,202,638	12.66	1,294,702	13.32	1,078,227	14.82
Total mortgage loans	8,143,113	75.63	7,723,195	76.01	7,077,571	74.49	6,779,822	69.74	5,312,191	73.00
Commercial loans	2,442,406	22.69	2,233,670	21.98	2,188,866	23.04	2,567,470	26.41	1,634,759	22.46
Consumer loans	299,164	2.78	304,780	3.00	327,442	3.45	492,566	5.07	391,360	5.38
Total gross loans	10,884,683	101.10	10,261,645	100.99	9,593,879	100.98	9,839,858	101.22	7,338,310	100.84
Premiums on purchased loans	1,474	0.01	1,380	0.01	1,451	0.02	1,566	0.02	2,474	0.02
Net deferred fees	(12,456)	(0.12)	(14,142)	(0.14)	(13,706)	(0.15)	(18,534)	(0.20)	(7,899)	(0.10)
Total loans	10,873,701	100.99	10,248,883	100.86	9,581,624	100.85	9,822,890	101.04	7,332,885	100.76
Allowance for credit losses	(107,200)	(0.99)	(88,023)	(0.86)	(80,740)	(0.85)	(101,466)	(1.04)	(55,525)	(0.76)
Total loans, net	$10,766,501	100.00%	$10,160,860	100.00%	$9,500,884	100.00%	$9,721,424	100.00%	$7,277,360	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2023, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Five Years	Five Through Fifteen Years	Greater than Fifteen Years	Total
	(In thousands)
Commercial mortgage loans	$463,934	$1,913,285	$1,923,966	$211,226	$4,512,411
Multi-family mortgage loans	109,067	700,510	899,852	103,071	1,812,500
Construction loans	376,943	207,971	67,824	508	653,246
Residential mortgage loans	1,734	19,679	342,727	800,816	1,164,956
Total mortgage loans	951,678	2,841,445	3,234,369	1,115,621	8,143,113
Commercial loans	325,768	817,782	1,097,534	201,322	2,442,406
Consumer loans	1,706	35,304	122,703	139,451	299,164
Total gross loans	$1,279,152	$3,694,531	$4,454,606	$1,456,394	$10,884,683
Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2023 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(In thousands)
Commercial mortgage loans	$2,239,331	$1,809,146	$4,048,477
Multi-family mortgage loans	748,804	954,629	1,703,433
Construction loans	48,734	227,569	276,303
Residential mortgage loans	952,776	210,446	1,163,222
Total mortgage loans	3,989,645	3,201,790	7,191,435
Commercial loans	843,471	1,273,167	2,116,638
Consumer loans	178,164	119,294	297,458
Total loans	$5,011,280	$4,594,251	$9,605,531
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including industrial and retail properties and office buildings. Commercial real estate loans were 41.9% of the total loan portfolio as of December 31, 2023. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in New Jersey, New York and Pennsylvania.
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
The Bank’s largest commercial mortgage loan as of December 31, 2023 was a $37.8 million loan secured by a first leasehold mortgage lien on two adjacent industrial warehouse buildings totaling 675 thousand square feet located in Aberdeen, Maryland. The properties are 100% leased to two large investment grade tenants. This refinance was for an existing sponsor client that is a large real estate investment group based in New York City that specializes in the purchase of warehouse distribution facilities located in the Northeast and Midwest. The loan has a risk rating of “3” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2023. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
Multi-family Loans. The Bank underwrites loans secured by multi-family properties that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Multi-family loans were 16.8% of the total loan portfolio as of December 31, 2023. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2023 was a $42.2 million loan secured by first mortgage liens on four, three to nine story apartment buildings totaling 283 units, located in Jamaica (Queens), New York. The project sponsor has over 40 years of investment, repositioning, and management experience in multi-family real estate in Queens County, New York. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2023. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
The Bank’s commercial construction financing includes projects constructed for investment purposes (rental property), owner-occupied business properties and to a lesser extent, projects for sale (single family/condominiums). To mitigate the speculative nature of construction loans, the Bank may require significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; requires other covenants on residential for rental projects depending on whether the project is vertical or horizontal construction; and requires meaningful guarantees from financially strong sponsors. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. As of December 31, 2023, the Bank's construction and land development portfolio balance to capital ratio was approximately 47%. Given the current economic environment, this ratio is being closely managed and has been reducing moderately over time. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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
The Bank’s largest construction loan as of December 31, 2023 was a $45.5 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 165-unit, multi-family luxury apartment complex in Wilmington, Delaware. The loan had an outstanding balance of $41.2 million as of December 31, 2023. This loan closed in 2022 with construction completion and lease-up expected in 2024. The project sponsor is an experienced and long-standing real estate owner and developer based in Pennsylvania with a successful track record in the development and management of commercial real estate and is an existing client. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2023.
Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2023, $1.16 billion or 10.8% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 81.9% were fixed-rate and 18.1% were adjustable-rate loans.
The Bank originates fixed-rate fully amortizing residential mortgage loans with principal and interest payments due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 10, 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank currently offers adjustable-rate mortgage loans with a fixed-rate period of 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2.75%, adjusting annually after its first re-set period, with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.
Residential mortgage loans are primarily underwritten to Freddie Mac standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac programs that will finance up to 97% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment residential mortgage loans with a term of 30 years or less. The Bank retains the majority of originated adjustable-rate mortgages for its portfolio.
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for managing exposure to interest rate risk. In 2023, one residential real estate loan originated totaling $208,000 was sold into the secondary market.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- and moderate-income individuals. Loans originated in this category over the last five years have totaled $35.7 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $75.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 22.7% of the total loan portfolio as of December 31, 2023. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.

The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank has “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA were repaid by the SBA to the Company. Eligibility ended for this program in May of 2021. PPP loans are included in our commercial loan portfolio. As of December 31, 2023, the Company secured 2,067 PPP loans for its customers totaling $682.0 million, which includes both the initial round and the second round of PPP. As of December 31, 2023, 2,054 PPP loans totaling $679.4 million were forgiven. The balance as of December 31, 2023 for PPP loans was $2.5 million.
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
The Bank’s largest commercial loan commitment as of December 31, 2023 was a $60.0 million working capital line of credit to a large New Jersey based automobile leasing company. The loan, which was originated in late 2021, has a four-year term and is secured by lease contracts and the underlying vehicles. Funding is limited to the aggregate net book value of eligible leases pledged at any time. The loan has a risk rating of “4” or of “acceptable quality”. As of December 31, 2023, there was no outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 2.8% of the total loan portfolio as of December 31, 2023. Home equity loans and home equity lines of credit constituted 94.65% of the consumer loan portfolio and secured personal lines of credit originated through Beacon Trust constitute 4.71% of the consumer loan portfolio as of December 31, 2023. The remaining 0.64% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational and marine vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years, with the maximum loan amount being $1.0 million, which is dependent on lien position and credit score. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on a home equity (first-lien) basis. As of December 31, 2023, first-lien home equity loans outstanding totaled $141.5 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $1.0 million, dependent on lien position and credit score. The approved home equity lines and utilization amounts as of December 31, 2023 were $350.3 million and $94.8 million, respectively, representing a utilization rate of 27.1%.
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

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Originations:
Commercial mortgage	$544,244	$1,100,698	$885,051
Multi-family mortgage	302,629	148,979	169,912
Construction	436,818	536,414	495,386
Residential mortgage	88,165	128,417	240,231
Commercial	1,846,323	1,922,693	1,620,114
Consumer	112,418	106,883	108,574
Subtotal of loans originated	3,330,597	3,944,084	3,519,268
Loans purchased	9,263	6,971	5,230
Total loans originated and purchased	$3,339,860	$3,951,055	$3,524,498

Loans acquired at fair value in acquisition	$—	—	—

Loans sold	23,867	44,006	47,675

Repayments:
Commercial mortgage	470,957	591,904	616,310
Multi-family mortgage	106,196	120,549	356,813
Construction	235,811	370,721	275,673
Residential mortgage	111,070	159,292	305,008
Commercial	1,638,201	1,866,390	1,977,290
Consumer	117,914	128,981	163,644
Total repayments	$2,680,149	$3,237,837	$3,694,738
Total reductions	2,704,016	3,281,843	3,742,413
Other items, net(1)	(11,026)	(1,953)	(23,351)
Net increase (decrease)	$624,818	$667,259	$(241,266)

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
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2023, the regulatory lending limit was $217.9 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to 80% of regulatory lending limit for commercial real estate loans and 50% of regulatory lending limit for commercial and industrial loans. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
As of December 31, 2023, the Bank’s largest group exposure with an individual borrower and its related entities was $134.5 million. This group exposure consisted of three multi-family commercial real estate loans totaling $45.3 million, secured by three properties in Delaware, two construction loans totaling $87.5 million, secured by two multi-family properties in Delaware and Pennsylvania, and $1.7 million in interest rate swap exposure. The loans have an average risk rating of “4”. The borrower, headquartered in Pennsylvania, is an experienced real estate owner and developer in the states of Delaware and Pennsylvania. As of December 31, 2023, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2023, the Bank had $1.91 billion in loans outstanding to its 50 largest borrowers and their related entities.
ASSET QUALITY
General. One of the Bank’s key objectives continues to be maintaining a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, the Bank employs proactive collection and workout processes in dealing with delinquent or problem loans. The Bank actively markets properties that it acquires through foreclosure or otherwise in the loan collection process.
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
In the case of residential mortgage and consumer loans, collection activities begin on the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to delinquent borrowers. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after a loan is delinquent provided a plan of repayment to cure the delinquency or other loss mitigation arrangement cannot be reached with the borrower. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The Bank’s collection procedures for Federal Housing Association and Veterans Administration one- to four-family mortgage loans follow the collection and loss mitigation guidelines outlined by those agencies.
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
Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the board of directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2023, impaired loans totaled $42.3 million with related specific reserves of $2.9 million.
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
The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of Accounting Standards Update ("ASU") 2022-02:

Loan Classes	Modification types
Commercial	Term extension, interest rate reductions, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term, as well as term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.

Automobile/ Direct Installment	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a modified retrospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a projected loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses.
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“GAAP”) and were not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status as of December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. The majority of our deferrals initially consisted of 90-day principal and interest deferrals with additional deferral periods granted on a case-by-case basis at the Bank’s option. As of December 31, 2023, there are no remaining deferrals related to the CARES Act.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors are evaluated at least annually. Management completed its most recent development and evaluation of its quantitative loss factors in the fourth quarter of 2022. Qualitative adjustments give consideration to factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2023, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. As of December 31, 2023, $70.4 million of loans were classified as “substandard,” which consisted of $54.8 million in commercial loans, $13.7 in commercial mortgage, construction and multi-family mortgage loans, $1.3 million in residential loans and $634,000 in consumer loans. Within the substandard classification, $3.0 million were purchased credit deteriorated ("PCD") loans. There was one commercial loan totaling $1.7 million, classified as "doubtful" or “loss” as of December 31, 2023. As of December 31, 2023, $169.3 million of loans were designated “special mention.” Within the special mention classification, $13.6 million were PCD loans.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	As of December 31, 2023				As of December 31, 2022				As of December 31, 2021
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Commercial mortgage loans	—	$—	5	$4,707	2	$412	5	$4,068	2	$3,960	8	$6,852
Multi-family mortgage loans	1	1,635	1	744	—	—	—	—	—	—	1	439
Construction loans	—	—	1	771	1	1,097	2	1,878	—	—	2	2,365
Residential mortgage loans	8	1,208	7	853	9	1114	14	1,928	7	1131	28	6,072
Total mortgage loans	9	2,843	14	7,075	12	2,623	21	7,874	9	5,091	39	15,728
Commercial loans	3	198	12	18,698	5	1,014	19	7,057	5	1,289	21	7,614
Consumer loans	5	275	9	632	4	147	9	653	7	228	16	1,650
Total loans	17	$3,316	35	$26,405	21	$3,784	49	$15,584	21	$6,608	76	$24,992
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	As of December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Non-accruing loans:
Commercial mortgage loans	$5,151	$28,212	$16,887	$31,982	$5,270
Multi-family mortgage loans	744	1,565	439	—	—
Construction loans	771	1,878	2365	1392	—
Residential mortgage loans	853	1,928	6,072	9,315	8,543
Commercial loans	41,487	24,188	20,582	42,118	25,160
Consumer loans	633	738	1,682	2,283	1,221
Total non-accruing loans	$49,639	58,509	48,027	87,090	40,194
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	$49,639	58,509	48,027	87,090	40,194
Foreclosed assets	11,651	2,124	8,731	4,475	2,715
Total non-performing assets	$61,290	$60,633	$56,758	$91,565	$42,909
Total non-performing assets as a percentage of total assets	0.43%	0.44%	0.41%	0.71%	0.44%
Total non-performing loans to total loans	0.46%	0.57%	0.50%	0.89%	0.55%
Non-performing (i.e., non-accruing) commercial mortgage loans decreased $23.1 million to $5.2 million as of December 31, 2023, from $28.2 million as of December 31, 2022. Non-performing commercial mortgage loans consisted of seven loans as of December 31, 2023. Of these seven loans, one loan totaling $95,600 was a PCD loan. The largest non-performing commercial mortgage loan was a $3.0 million loan secured by a first mortgage on a retail building located in Wayne, New Jersey.
Non-performing commercial loans increased $17.3 million, to $41.5 million as of December 31, 2023, from $24.2 million as of December 31, 2022. Non-performing commercial loans as of December 31, 2023 consisted of 26 loans, of which 14 loans were under 90 days past-due. Of these non-performing commercial loans, four were PCD loans totaling $1.2 million. The largest non-performing commercial loan relationship consisted of three loans with aggregate outstanding balances of $19.7 million as of December 31, 2023. These loans are secured by real estate and all business assets. These loans have matured and the borrower is in the process of an orderly wind-down of their operations.

Non-performing construction loans decreased $1.1 million to $771,000 as of December 31, 2023, from $1.9 million as of December 31, 2022. Non-performing construction loans as of December 31, 2023 consisted of one PCD loan. There were two non-performing construction loans in 2022.
Non-performing multi-family mortgage loans consisted of one loan totaling $744,000 as of December 31, 2023, compared to two non-performing multi-family mortgage loans totaling $1.6 million as of December 31, 2022.
As of December 31, 2023, the Company held $11.7 million of foreclosed assets, compared with $2.1 million as of December 31, 2022. Foreclosed assets as of December 31, 2023 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2023, there were four additions to foreclosed assets with an aggregate carrying value of $15.1 million, four properties sold with an aggregate carrying value of $3.7 million and one write-down of $2.0 million.
Non-performing assets totaled $61.3 million, or 0.43% of total assets as of December 31, 2023, compared to $60.6 million, or 0.44% of total assets as of December 31, 2022. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.6 million during the year ended December 31, 2023. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2023 was not material.
Allowance for Credit Losses. On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with the CECL methodology. It also applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures. The adoption of the standard did not result in a change to the Company's results of operations upon adoption as it was recorded as an $8.3 million cumulative effect adjustment, net of income taxes, to retained earnings.
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
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Allowance for Credit Loss ("ACL") Committee.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. For example, the commercial property price index used in the model has a higher proportion of office exposure relative to that of the Bank. This baseline outlook reflected a worsened economic forecast and related deterioration in the projected commercial property price index used in our CECL model. The Company made qualitative adjustments to the projected commercial real estate property price index, considering the differences in portfolio collateral composition versus the commercial property price index used in our CECL models. This resulted in a total provision of $27.9 million for the year ended December 31, 2023, and an overall coverage ratio of 99 basis points. Management believes the allowance for credit losses allocated to the commercial real estate non-owner occupied portfolio segment accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used the unadjusted baseline outlooks for the commercial property price index over the expected lives of Commercial Real Estate Non-Owner Occupied and Owner-Occupied loan portfolios, the provision would have risen by $6.5 million, leading to an overall coverage ratio of 105 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2023, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is greater than $1.0 million. In instances where the loan is under $1.0 million, but part of a relationship over $1.0 million, all loans in the relationship would be evaluated individually for impairment.
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

The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. The model includes both quantitative and qualitative components. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, and to the extent actual losses are higher than management estimates, additional provision for credit losses on loans could be required and could adversely affect our earnings or financial position in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term volatility.
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2023, the increase in provision was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.

Analysis of the Allowance for Credit Losses on Loans. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$88,023	$80,740	$101,466	$55,525	$55,562
Adjustments as a result of adopted ASUs (1)	(594)	—	—	21,506	—
Charge offs:
Commercial mortgage loans	1,700	5,471	3,234	2,647	222
Multi-family mortgage loans	—	66	34	—	—
Construction loans	—	—	—	—	—
Residential mortgage loans	24	21	74	69	44
Commercial loans	8,363	633	1,597	4,763	14,023
Consumer loans	334	357	517	434	743
Total	10,421	6,548	5,456	7,913	15,032
Recoveries:
Commercial mortgage loans	412	198	378	177	376
Multi-family mortgage loans	—	—	4	—	—
Construction loans	—	—	20	110	—
Residential mortgage loans	134	386	457	109	46
Commercial loans	1,309	4,193	7,169	1,776	665
Consumer loans	437	654	1,002	465	808
Total	2,292	5,431	9,030	2,637	1,895
Net charge-offs (recoveries)	8,129	1,117	(3,574)	5,276	13,137
Provision charge (benefit) to operations	27,900	8,400	(24,300)	29,711	13,100
Balance at end of period	$107,200	$88,023	$80,740	$101,466	$55,525
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.08%	0.01%	(0.04)%	0.06%	0.18%
Allowance for credit losses to total loans	0.99%	0.86%	0.84%	1.03%	0.76%
Allowance for credit losses to non-performing loans	215.96%	150.44%	168.11%	116.51%	138.14%
(1) On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with the CECL methodology. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses. Additionally, in 2020, for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with ASC 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecasts inclusive of the impact of the COVID-19 pandemic and related fiscal and regulatory interventions. A $13.6 million allowance for credit losses was recorded on PCD loans.
On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. As a result, the Company recorded a $594,000 reduction to the allowance for credit losses.

Allowance for Credit Losses on Loans by Loan Category. The following table sets forth the allowance for credit losses by loan category for the periods indicated. The allowance for credit losses for 2023, 2022, 2021 and 2020 reflected the adoption of the CECL methodology, while the prior year credit losses were based upon the incurred loss methodology. The following allocation of the allowance for credit losses is based on management’s assessment as of a given point in time. This is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken, nor is it an indicator of future loss trends. The allowance allocated to each category does not restrict the use of the allowance to absorb losses in any category.

	As of December 31,
	2023		2022		2021		2020		2019
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial mortgage loans	$53,147	41.46%	$39,848	42.06%	$34,912	39.89%	$42,014	35.15%	$12,831	35.14%
Multi-family mortgage loans	12,669	16.65	10,208	14.75	9,339	14.22	15,262	15.09	3,374	16.70
Construction loans	1,192	6.00	2,368	6.97	2,633	7.12	3,890	5.51	5,892	5.86
Residential mortgage loans	6,396	10.70	5,794	11.48	5,221	12.54	7,142	13.16	3,414	14.69
Commercial loans	31,476	22.44	27,414	21.77	26,343	22.82	27,083	26.08	28,263	22.28
Consumer loans	2,320	2.75	2,391	2.97	2,292	3.41	6,075	5.01	1,751	5.33
Total	$107,200	100.00%	$88,023	100.00%	$80,740	100.00%	$101,466	100.00%	$55,525	100.00%
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
Securities in the investment portfolio are classified as held to maturity debt securities, available for sale debt securities, equity securities, or held for trading. Securities that are classified as held to maturity debt securities are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale debt securities are reported at fair value. Available for sale debt securities include U.S. Treasury and Agency obligations, U.S. Agency and privately-issued CMOs and corporate debt obligations. Sales of securities may occur from time to time in response to changes in market rates and liquidity needs and to facilitate balance sheet reallocation to effectively manage interest rate risk. Equity securities are traded in active markets with readily accessible quoted market prices, carried at fair value. At the present time, there are no securities that are classified as held for trading.
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency-sponsored obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than "A" ratings from the rating agencies as of December 31, 2023 and the Company had no securities rated BBB or worse by Moody’s Investors Service.
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
As of December 31, 2023, the Bank held $900,000 in privately issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	As of December 31,
	2023		2022		2021
	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	$—	$—	$—	$21	$21
FHLB-sponsored obligations	2,399	2,225	2,398	2,127	2,398	2,360
FHLMC-sponsored obligations	3,600	3,367	3,600	3,224	3,600	3,537
FNMA-sponsored obligations	2,060	2,003	1,000	906	1,000	984
FFCB-sponsored obligations	2,999	2,812	2,999	2,707	2,998	2,940
State and municipal obligations	339,816	330,333	366,164	353,417	415,724	429,552
Corporate obligations	7,091	6,684	11,789	11,087	10,448	10,315
Total held-to-maturity debt securities	$363,111	$352,571	$387,950	$373,468	$436,189	$449,709
Available for Sale Debt Securities:
U.S Treasury obligations	$276,618	$253,878	$275,620	$245,816	$196,898	$196,329
Mortgage-backed securities	1,462,159	1,285,609	1,636,913	1,427,138	1,711,312	1,708,831
Agency guaranteed obligations	26,310	27,498	—	—	—	—
Asset-backed securities	31,809	32,235	37,707	37,621	45,115	46,797
State and municipal obligations	64,454	56,584	67,706	56,864	68,702	69,708
Corporate obligations	40,448	34,308	40,541	36,109	36,109	36,186
Total available for sale debt securities	$1,901,798	$1,690,112	$2,058,487	$1,803,548	$2,058,136	$2,057,851
Equity securities	$1,270	$1,270	$1,147	$1,147	$1,325	$1,325

Average expected life of securities(1)	5.48 years		5.82 years		3.93 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) As of December 31, 2023 and 2022, excludes allowance for credit losses on held to maturity debt securities of $31,000 and $27,000, respectively.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2023. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	As of December 31, 2023
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Agency-sponsored obligations	$1,060	5.16%	$9,998	0.68	$—	—%	$—	—%	$11,058	1.11%
Corporate obligations	502	0.54	6,589	1.02	—	—	—	—	7,091	0.99
State and municipal obligations	25,951	3.11	153,719	2.68	133,538	2.50	26,608	1.96	339,816	2.59
Total held to maturity debt securities(2)	$32,659	3.48%	$170,306	2.50%	$133,538	2.50%	$26,608	1.96%	$357,965	2.55%
Available for Sale Debt Securities:
Asset-backed securities	$—	—%	$253,877	1.45%	$—	—%	$—	—%	$253,877	1.45%
State and municipal obligations	—	—	1,470	3.56	9360	2.03	45,754	2.36	56,584	2.34
Mortgage-backed securities	13,549	2.14	86,114	1.80	153,458	1.60	1,032,489	2.47	1,285,610	2.32
Agency guaranteed obligations	—	—	—	—	27,498	6.82	—	—	27,498	6.82
Corporate obligations	—	—	5,749	8.35	27,040	4.33	1,520	7.38	34,309	5.14
Total available for sale debt securities(3)	$13,549	2.14%	$347,210	2.23%	$217,356	2.62%	$1,111,999	2.58%	$1,690,114	2.18%

(1)    Yields are not tax equivalent.
(2)     As of December 31, 2023, excludes $31,000 allowance for credit losses on held to maturity debt securities.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 89.4% of total deposits as of December 31, 2023 and 92.9% of total deposits as of December 31, 2022. As of December 31, 2023 and 2022, time deposits maturing in less than one year amounted to $1.02 billion and $584.2 million, respectively. Our estimated uninsured and uncollateralized deposits at December 31, 2023 totaled $2.52 billion, or 24.5% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2023 was $5.16 billion. Within time deposits, $100.0 million or 9.1% was uninsured as of December 31, 2023.
The following table indicates the amount of certificates of deposit as of December 31, 2023 by time remaining to maturity.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $250,000 or more	$112,936	$72,709	$22,296	$11,720	$219,661
Certificates of deposit less than $250,000	400,560	278,801	132,982	63,938	876,281
Total certificates of deposit	$513,496	$351,510	$155,278	$75,658	$1,095,942

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2023						As of December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2023	2022	2021
	(In thousands)
Rate:
0.00 to 0.99%	$290,988	$18,994	$10,518	$6,071	$5,428	$—	$331,999	$327,655	$521,257
1.00 to 2.00%	9,526	14,777	312	217	58	18	24,908	73,932	127,114
2.01 to 3.00%	12,055	407	—	—	—	—	12,462	145,254	42,963
3.01 to 4.00%	116,042	1,590	—	—	—	—	117,632	94,524	1,181
4.01 to 5.00%	591,674	17,149	118	—	—	—	608,941	110,071	—
Total	$1,020,285	$52,917	$10,948	$6,288	$5,486	$18	$1,095,942	$751,436	$692,515

Borrowed Funds. As of December 31, 2023, the Bank had $1.97 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
In March 2023, the Bank established a facility under the Bank Term Funding Program ("BTFP") with the Federal Reserve Bank of New York. The Bank pledged approximately $521 million in security collateral to the facility improving its access to immediate funding. Advances under the Program can be requested until March 11, 2024. As of December 31, 2023, the Company had $450 million of advances under the Program. We elected to participate in the BTFP program due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
As a member of the FHLBNY, the Bank is eligible to obtain advances upon the security of the FHLBNY common stock owned and certain residential mortgage loans, provided certain standards related to creditworthiness have been met. FHLBNY advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average balance of FHLBNY advances, FED BTFP borrowings and securities sold under agreements to repurchase for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,592,277	$753,370	$941,939
FHLBNY line of credit	500,000	486,000	—
Securities sold under agreements to repurchase	99,669	125,506	132,005
FED BTFP Borrowing	450,000	—	—
Average Balance:
FHLBNY advances	$1,282,124	$503,713	$673,014
FHLBNY line of credit	262,289	139,012	205
Securities sold under agreements to repurchase	87,227	113,550	116,158
FED BTFP Borrowing	4,932	—	—
Weighted Average Interest Rate:
FHLBNY advances	3.18%	0.85%	1.27%
FHLBNY line of credit	5.34	3.32	0.34
Securities sold under agreements to repurchase	1.69	0.38	0.07
FED BTFP Borrowing	4.83	—	—
The following table sets forth certain information as to borrowings at the dates indicated.

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
FHLBNY advances	$1,299,872	$753,370	$510,014
FHLBNY line of credit	148,000	486,000	—
Securities sold under repurchase agreements	72,161	98,000	116,760
FED BTFP Borrowing	450,000	—	—
Total borrowed funds	$1,970,033	$1,337,370	$626,774
Weighted average interest rate of FHLBNY advances	3.07%	2.24%	1.23%
Weighted average interest rate of FHLBNY line of credit	5.61%	4.61%	—%
Weighted average interest rate of securities sold under agreements to repurchase	2.01%	0.59%	0.30%
Weighted average interest rate of FED BTFP Borrowing	4.83%	—%	—%
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
Subordinated debentures as of December 31, 2023 and 2022 totaled $10.7 million and $10.5 million, respectively.
WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Bank’s wholly owned subsidiary, Beacon Trust Company, and its registered investment advisor subsidiary, Beacon Investment Advisory Services, Inc., (“Beacon”) are engaged in providing wealth management services. These services include investment management, trust and estate administration, financial planning and tax compliance and planning. In addition to sourcing clients through Beacon's existing clients and other referrals, services are offered to existing customers through the Bank’s extensive branch, lending and insurance networks.
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on total assets under management. For the year ended December 31, 2023, asset management fees constituted 82.4% of total wealth management income.
INSURANCE AGENCY OPERATIONS
Provident Protection Plus, Inc., formerly SB One Insurance Agency, Inc., is a retail insurance broker operating in the State of New Jersey. The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters. The insurance agency places property and casualty, life and health coverage with about twenty different insurance carriers.
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
Provident Protection Plus, Inc. (formerly SB One Insurance Company, Inc.), a full service insurance agency offering both commercial and personal lines of insurance, is a wholly owned subsidiary of the Bank.
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
Human Capital Resources
As of December 31, 2023, the Company had 1,109 full-time and 33 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
The Company provides several programs and benefits designed to enhance the employee experience. In addition to our robust health and wellness benefits that include annual employer contributions to health savings accounts, we promote physical and emotional well-being through our Discover Wellness program. Discover Wellness focuses on engagement and awareness-based programs, combining both educational seminars and physical activities to promote healthy behaviors. In recognition of our on-going commitment to creating a healthier workplace for our employees, our Discover Wellness program was again recognized as a gold award winner in Aetna’s Workplace Well-being program.

Employees can also engage with the Company-sponsored Employee Assistance Program for mental health and legal assistance, using both telephonic and chat options.
We believe that employees should share in the financial success of the Company. One way we accomplish this is through Company support of retirement preparation. In 2023, new employees were eligible for a cash 401(k) profit-sharing contribution while employees hired prior to December 31, 2022 were eligible to participate in the Employee Stock Ownership Plan, which enables employees to accumulate PFS, Inc. shares. The profit-sharing and ESOP contributions are 100% funded by the Company. In addition, to further assist employees with retirement planning, our 401(k) plan has a 25% company match on the first 6% of eligible compensation deferred.
The Company also provides full-time employees with life insurance coverage at one times salary to provide financial security for their families.
We believe pursuit of secondary education is a means for employees to build their financial futures. Provident EDYOU assists employees with tuition and student loan repayments after three months of employment.
Employees may also be eligible to receive continuing education assistance and, for certain functions, the potential increase to their base salary after the completion of professional certification programs.
Consistent with our commitment to assisting the communities we serve through monetary assistance provided by the Bank and The Provident Bank Foundation, we encourage our employees to engage in community service. We offer our employees paid time off to assist in their chosen charitable and community-based endeavors.
Our Company is committed to fostering an inclusive working environment that promotes social and cultural diversity and is free from harassment or discrimination of any kind. We are proud of our diverse workforce, including women holding 61% of managerial positions. We sponsor and support programs like ProvidentWomen which advances personal and professional growth of women in business through education, networking events and volunteer opportunities. We are equally as proud of our Provident Salutes initiative, which embraces the proud community of employee veterans, military family members, and military advocates, and provides a platform for education and support for veterans in the workplace and the community. We are honored to be recognized by NJBIZ as one of the inaugural 2023 Empowering Woman Honorees. The Bank’s HR and Diversity Business Partner received the “DEI Champion Award” from the National Diversity Council and our Provident Salutes co-founder and President was recognized by NJBIZ with their Veteran in Business award.
Overall, the Company is committed to creating a working environment that promotes employee engagement, professional development and recognition for living by our guiding principles. The Company believes its working relationship with its employees is good.
REGULATION AND SUPERVISION
General
As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the accompanying regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. The company filed an election to qualify as a financial holding company under federal regulations on January 31, 2014, which was deemed effective by the Federal Reserve Board on March 5, 2015. Additionally, the Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.
The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter and by the FDIC as its deposit insurer and primary federal prudential regulator. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establish a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund ("DIF") and depositors. This framework also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement authority, including the ability to set policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.
As of December 31, 2023, the Bank had consolidated assets of $14.21 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is now subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer laws and regulations. Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds) and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards are also now applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. As of December 31, 2023, the Bank was considered “well capitalized” under FDIC guidelines.
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
Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine the Company and the Bank whenever it deems an examination advisable and it examines the Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.
Federal Banking Regulation
Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Company elected to opt-out of this election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, federal regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
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
In August 2020, the federal bank regulatory authorities issued a final rule providing banking institutions that had adopted the CECL accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on

January 1, 2020, the Company elected to utilize the five-year CECL transition. Further information regarding the impact of CECL can be found in Note 5 "Held to Maturity Debt Securities", Note 7 "Loans Receivable and Allowance for Credit Losses", and Note 17 "Allowance for Credit Losses on Off-Balance Sheet Credit Exposures".
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, as of December 31, 2023:

	As of December 31, 2023
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,343,223	9.84%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,343,223	11.12	4.50	7.00
Tier 1 risk-based capital	1,343,223	11.12	6.00	8.50
Total risk-based capital	1,443,256	11.95	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2023, the Bank was considered “well capitalized” under FDIC guidelines.
Stress Testing. As part of the regulatory relief provided by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Economic Growth Act”), the asset threshold requiring insured depository institutions (“IDIs”) to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies with under $100 billion in assets were no longer subject to stress testing requirements. The amendments also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. As part of its risk management processes, the Bank routinely stress tests the Bank’s capital under a variety of economic stress scenarios and manages its capital position accordingly. As a result of these amendments, the Bank and the Company currently are not subject to company-run stress testing requirements.
The Volcker Rule. A provision of the Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and it prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Volcker Rule and its implementing regulations prohibit banking entities from: (1) engaging in short-term proprietary trading for their own accounts; and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” Banking entities also are required to establish internal compliance programs that are consistent with the extent to which an entity engages in activities covered by the Volcker Rule.
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
Further, in June 2020, the Volcker Rule Agencies issued a final rule modifying the Volcker Rule's prohibition on banking entities' investing in or sponsoring “covered funds.” The final rule (1) streamlined the covered funds portion of the rule; (2) addressed the extraterritorial treatment of certain foreign funds; and (3) permitted banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. Although we have benefited from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we remain subject to the modified rules and requirements related to covered funds.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.
Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the DIF. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s, and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. The Bank currently meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries.
Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLBNY, the Bank is required to purchase and hold shares of capital stock in the FHLBNY in an amount as required by that FHLBNY’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2023, dividends paid by the FHLBNY to the Bank totaled $6.1 million.
Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured by the DIF up to a maximum of $250,000 for each separately insured depositor.
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
Under current FDIC rules, effective January 1, 2023, the assessment range (inclusive of possible adjustments) for institutions with greater than $10.0 billion of total assets is established at 2.5 to 45 basis points. In addition, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result of this rule, the FDIC issued a special assessment of $775,000 for the year ended December 31, 2023.
On October 18, 2022, the FDIC also adopted a final rule, effective January 1, 2023, to incorporate updated accounting standards into deposit insurance assessments applicable to all large insured depository institutions that have adopted FASB’s ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,", as defined and further described in Note 1 to the Consolidated Financial Statements. It is difficult to estimate the effect of this rule on insurance assessment rates and management cannot predict what assessment rates will be in the future. Any significant increases in insurance premiums could have an adverse effect on the Company’s operating expenses and results of operations.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC or written agreement entered into with the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Brokered Deposits. The Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed in greater detail below, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the rule include: (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (3) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks can be exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which are defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).
Enforcement. The FDIC has extensive enforcement authority over insured state-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of law or regulation or to engagement in unsafe or unsound practices.
Transactions with Affiliates. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, made applicable to the Bank through the Federal Deposit Insurance Act, and the Federal Reserve Act's implementing regulation, Regulation W. An affiliate of a bank includes any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution, financial subsidiary or other entity defined by the regulation generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B and Regulation W.
Among other things, Section 23A:
•Limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and
•Requires that all "covered transactions" be on terms and conditions that are consistent with safe and sound banking practices.
The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, a transaction between a bank and an affiliate, including covered transactions, the sale of assets or the furnishing of services by a bank to an affiliate must be on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving a non-affiliate.
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
Privacy and Data Security Standards. Applicable regulations require the Bank to disclose its privacy policies, including identifying with whom it shares customers' “non-public personal information” at the time of establishing the customer relationship and annually thereafter.
Federal regulations also require the Company and the Bank to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices. In addition, the Company and the Bank are required to provide customers with the ability to “opt-out” of having the Company and the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.
The federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards for implementing safeguards under the supervision of the board of directors. These guidelines, as well as guidance provided by the FDIC, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

In November 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. The final rule took effect on April 1, 2022 and full compliance was required as of May 1, 2022. The final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. On March 9, 2022, the SEC proposed amendments, which took effect on September 5, 2023, to enhance and standardize disclosures regarding cybersecurity incidents, risk management, and response strategies from public companies subject to reporting requirements under the Exchange Act. The SEC also adopted a final rule that took effect in December 2023, requiring public companies to disclose material cybersecurity incidents within four business days of occurrence and to disclose material information regarding cybersecurity risk management, strategy and governance on an annual basis.
Community Reinvestment Act ("CRA") and Fair Lending Laws. All FDIC insured institutions have a responsibility under the CRA and its implementing regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers.  In connection with its examination of a state-chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA.  Among other things, the current CRA regulations rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process focuses on three tests:
•A lending test, to evaluate the institution’s record of making home mortgage, small business, small farm, and consumer loans, if applicable, in its assessment area(s), with consideration given towards, among other factors, borrower characteristics and geographic distribution;
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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers.  The Bank received a “Satisfactory” CRA rating in its most recently completed federal examination, dated June 21, 2021.
On October 24, 2023, the FDIC, the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be considered a "large bank." The agencies will evaluate large banks under four performance tests: the Retail Lending Test; the Retail Services and Products Test; the Community Development Financing Test; and the Community Development Services Test. The applicability date for the majority of the provisions in the new CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of the borrower’s characteristics as specified in those statutes.  An institution’s failure to comply with the Equal Credit Opportunity Act and/or the Fair Housing Act could result in enforcement actions by the FDIC, or the CFPB, as well as other federal regulatory agencies and the Department of Justice.
Safety and Soundness Standards. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, FDIC regulations require a bank that is given notice by the FDIC that is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the type to a significantly undercapitalized institution under the "prompt corrective action" provisions discussed below. If a bank fails to comply with such an order, the FDIC may seek enforcement through judicial proceedings and to impose civil monetary penalties.
The Dodd Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, such as us, having at least $1 billion in total assets (including the Company and the Bank), to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities law and to disclose their clawback policies and their actions under those policies. It is anticipated that most registrants will have until late 2023 or early 2024 to adopt and implement their policies. The Company has adopted a clawback policy in conformance with this requirement.
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
An institution will be treated as “well capitalized” if:
•it has a leverage ratio of 5% or greater;
•it has a common equity Tier 1 ratio of 6.5% or greater;
•it has a Tier 1 risk-based capital ratio of 8% or greater;
•it has a total risk-based capital ratio of 10% or greater; and
•it is not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure.
An institution will be treated as “adequately capitalized” if:
•it has a leverage ratio of 4% or greater;
•it has a common equity Tier 1 ratio of 4.5% or greater;
•it has a Tier 1 risk-based capital ratio of 6% or greater; and
•it has a total risk-based capital ratio of 8% or greater.
An institution will be treated as “undercapitalized” if:
•it has a leverage ratio of less than 4%;
•it has a common equity Tier 1 ratio of less than 4.5%;
•it has a Tier 1 risk-based capital ratio of less than 6%; or
•it has a total risk-based capital ratio of less than 8%.
An institution will be treated as “significantly undercapitalized” if:
•it has a leverage ratio of less than 3%;
•it has a common equity Tier 1 ratio of less than 3%;
•it has a Tier 1 risk-based capital ratio of less than 4%; or
•it has a total risk-based capital ratio of less than 6%.
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
Consumer Financial Protection. The Dodd-Frank Act established the CFPB to be responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB that the Bank must comply with include the Equal Credit Opportunity Act, the Truth in Lending Act ("TILA"), the Truth in Savings Act, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
Under TILA, as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years.
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. Because the Company has exceeded $10 billion in assets, it is subject to the supervisory and enforcement authority of the CFPB related to federal consumer financial protection laws and regulations.
The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a stringent consumer compliance environment and is incurring additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations. The CFPB, other financial regulatory agencies, as well as the Department of Justice have recently pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.
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
The bank regulatory agencies have increased the regulatory scrutiny of the BSA and AML programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions' efforts to combat money laundering when these institutions seek to engage in a merger transaction. The Bank has adopted policies and procedures which are in compliance with these requirements.
On January 1, 2021, Congress passed the Anti-Money Laundering Act of 2020 ("AML Act"), part of the National Defense Authorization Act, which enacted the most significant overhaul of the BSA since the USA Patriot Act. On September 29, 2022, FinCEN issued a final rule implementing the amendments with respect to the reporting of beneficial ownership, the first rule required under the AML Act. On December 22, 2023, FINCEN issued a final rule governing access to its newly-created beneficial ownership database, which will require banks to implement certain safeguards related to accessing information stored in the database, among other things.
Loans to Bank Insiders. A bank’s loans to its affiliates, executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event may be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000; or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
Generally, loans to insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with other persons, and may not involve more than the normal risk of payment or present other unfavorable features. An exception may be made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
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
The Bank does not, as a general practice, make loans to its directors, or to their immediate family members and related interests. As of December 31, 2023, the Bank had aggregate loans and loan commitments totaling $3.6 million to its executive officers or their related entities. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features. It is the policy of the Bank that no loan or extension of credit of any type shall be made to any member of the board of directors or their immediate family, or to any entity which is controlled by a member of the board of directors or their immediate family and none existed as of December 31, 2023.
Climate-Related Risk Management and Regulation. In recent years, the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve, and the broader financial system. In October 2023, the federal banking agencies finalized principles for climate-related financial risk management, intended for financial institutions with over $100 billion in total consolidated assets. The agencies did note, however, that all financial institutions, regardless of size, may have material exposures to climate-related financial risks. As the agencies continue to develop climate-related regulatory guidance, and emphasize management of climate-related risks and controls, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements. On December 21, 2023, the New York State Department of Financial Services ("NYDFS") published final guidance regarding the assessment and management of material climate-related financial and operational risks for financial institutions including those with New York State-licensed branches, regardless of size. NYDFS recommends and expects institutions such as the Bank to, among other things, incorporate climate-related risks management as part of its corporate governance, internal controls, risk management process, data aggregation and reporting, and climate scenario analysis. Other states in which the Bank operates, including but not limited to New Jersey and Pennsylvania, may also enact legislation or regulation that place requirements on the Bank to address climate-related risks.
Income on Interchange Fees. The Company exceeded $10 billion in assets in 2020 and became subject to the interchange fee cap mandated by the Dodd-Frank Act in July 2021. As such, the fees the Company may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Company had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.
Digital Asset Regulation. The federal banking agencies have issued interpretive guidance and statements regarding the engagement by banking organizations in certain digital asset activities. On April 7, 2022, the FDIC issued a financial institution letter also requiring its supervised institutions to provide notice and obtain supervisory feedback prior to engaging in any crypto-related activities.

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
Holding Company Regulation
Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the BHCA, as administered by the Federal Reserve Board.
The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% in addition to the amount necessary to meet its minimum risk-based capital requirements.
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2023.

	As of December 31, 2023
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,396,512	10.22%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,383,625	11.45	4.50	7.00
Tier 1 risk-based capital	1,396,512	11.56	6.00	8.50
Total risk-based capital	1,496,545	12.39	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2023, the Company was “well capitalized” under Federal Reserve Board guidelines.
Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Federal Reserve Board policies generally provide that bank holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention in the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter, and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if: (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividends or making any other form of capital distribution without the prior approval of the Federal Reserve Board.
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
Effective in September 2020, the Federal Reserve Board adopted a final rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control for purposes of the BHCA. The amended control rule has had, and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Federal Securities Laws. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Investment Adviser Regulation. Beacon is an investment adviser registered with the SEC. As such, it is required to make certain filings with and is subject to periodic examination by the SEC.
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
On March 27, 2020 in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the CARES Act into law, which provides stimulus to the US economy in the form of various individual and business assistance programs as well as temporary changes to existing law. The CARES Act of 2020 includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income-based laws. ASC 740 requires the tax effects of changes in tax law or rates to be recorded in the period of enactment. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of December 31, 2020 was not material.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings as of December 31, 2023 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. As of December 31, 2023, the Bank had an unrecognized tax liability of $14.0 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, for tax periods ending December 31, 2017 and prior, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2018, the Company had approximately $1.1 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repealed the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017.
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are subject to the corporation business tax at 9% of apportioned taxable income. Certain entities can qualify as a New Jersey investment company which taxes income at 3.6% plus New Jersey surcharge. This election is an annual election and if elected, the entity is not included in the unitary group. As a result of legislation that New Jersey enacted on July 1, 2018 and an extension passed on September 29, 2020, the Company and the Bank are subject to an additional temporary surtax effective for tax years 2018 through 2023, and are required to file combined tax returns beginning 2019.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2021 is 30.0% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned net income. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The examination of the Company's 2017 and 2018 New York State tax returns was completed in the fourth quarter of 2022, and did not have a material impact on the Company's effective tax rate.
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
•Risks Related to Technology and Security
Risks Related to the Pending Merger with Lakeland
Receipt of regulatory approvals has taken longer than expected and may not be received in the future, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company that results from the merger of the Company and Lakeland.
Before the merger and bank merger may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the New Jersey Department of Banking and Insurance (the “NJDOBI”) and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each company. Receipt of these approvals has taken longer than expected and, as a result, the Company and Lakeland have extended the merger deadline to March 31, 2024 to allow additional time to obtain the necessary regulatory approvals. These approvals could continue to be delayed or not obtained at all, including due to an adverse development in either company’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
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
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) authorization for listing on the New York Stock Exchange of the shares of the Company’s common stock to be issued in the merger, subject to official notice of issuance; (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the FDIC and the NJDOBI, and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party; (b) the performance in all material respects by the other party of its obligations under the merger agreement; (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement in respect of the bank merger.
On December 20, 2023, the Company and Lakeland agreed to extend the merger agreement’s termination date to March 31, 2024 to provide additional time to fulfill merger conditions, especially those related to regulatory approvals. Regardless of the extension, these conditions to the closing may not be fulfilled in a timely manner or at all, the parties may not agree to additional extensions, and, accordingly, the merger may not be completed by the updated termination date. In addition, the parties can mutually decide to terminate the merger agreement at any time, even after the requisite stockholder and shareholder approvals. Also, the Company or Lakeland may elect to terminate the merger agreement in certain other circumstances, including by either Lakeland or the Company if the merger has not completed on or before March 31, 2024, unless the failure of the merger to be completed by such date is due to the failure of the party seeking to terminate the merger agreement to perform or observe its obligations, covenants and agreements under the merger agreement.
In connection with the merger, the Company will assume Lakeland’s outstanding debt obligations and may need to issue additional debt in order to comply with capital requirements, and the combined company’s level of indebtedness following the completion of the merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.
In connection with the merger, the Company will assume Lakeland’s outstanding indebtedness and may need to issue additional debt in order to raise capital. The Company’s existing debt, together with any future incurrence of additional indebtedness, and the assumption of Lakeland’s outstanding indebtedness, could have important consequences for the combined company’s creditors and the combined company’s stockholders. For example, it could:
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
The Company has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, and closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the merger is completed.
The Company may have to rely on Lakeland's models post-closing until Lakeland's data can be integrated into the Company's models.
Lakeland depends on models for the allowance for credit losses, among other things, and we may have to rely on Lakeland's models post-closing prior to integrating Lakeland's data into our models. These models may be designed or implemented in a manner different than the models used by the Company. As a result, incorporation of Lakeland's data into our models could materially impact our results of operations or financial position to the extent that our estimates based on Lakeland's models prove to be inaccurate.
Failure to complete the merger could negatively impact the Company.
If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger or the financial impact of complying with requirements imposed by regulatory agencies, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger would have been beneficial and should have been completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger agreement is terminated under certain limited circumstances, the Company may be required to pay a termination fee of $50 million to Lakeland.
Additionally, the Company has incurred and will incur additional substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, compliance with requests or requirements from the regulatory agencies, the preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.
Combining the Company and Lakeland may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Lakeland. To realize the anticipated benefits and cost savings from the merger, the Company and Lakeland must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Lakeland are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses, including costs related to requests or requirements issued by regulatory agencies.
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
The DOJ Consent Order requires Lakeland Bank to, among other things, invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic census tracts in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years toward community development partnership contributions in the Newark Lending Area, and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. Pursuant to the terms of the consent order, Lakeland Bank will also establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in the Newark Lending Area. In addition, Lakeland Bank must continue to maintain its full-time Community Development Officer position to oversee these efforts throughout the term of the consent order.
As required by the terms of the DOJ Consent Order, the Bank, as the resulting institution in the bank merger, has agreed to and will assume all obligations under the DOJ Consent Order in connection with the bank merger. Although both the Bank and Lakeland Bank are committed to full compliance with the DOJ Consent Order, achieving such compliance will require significant management attention from Lakeland Bank and, following the mergers, the combined bank and may cause Lakeland

Bank and, following the mergers, the combined bank to incur unanticipated costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect Lakeland Bank’s and the combined bank’s business or financial performance and may require Lakeland Bank or the combined bank to reallocate resources away from existing businesses or to undertake significant changes to their respective businesses, operations, products and services and risk management practices. In addition, although the DOJ Consent Order resolved all claims by the DOJ against Lakeland Bank, Lakeland and its subsidiaries or, following the mergers, the combined company and its subsidiaries could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order.
The combined company's human capital may be affected by inability to retain personnel of the Company and/or Lakeland successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to manage its human capital and retain the talent and dedication of key employees currently employed by the Company and Lakeland. It is possible that these employees may decide not to remain with the Company or Lakeland, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Lakeland are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Lakeland could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s human capital and business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Lakeland also may not be able to locate or retain suitable replacements for any key employees who leave either company.
Although previously filed litigation related to the merger against the Company, the Company’s board of directors, the Bank, and the Bank’s board of directors has been settled, additional litigation may be filed against the Company, the Company’s board of directors, the Bank, and the Bank’s board of directors in the future, which could prevent or delay the completion of the merger, result in the payment of damages, or otherwise negatively impact the business and operations of the Company and the Bank.
Although litigation related to the merger was previously filed against the Company, the Company’s board of directors, the Bank, and the Bank’s board of directors and subsequently dismissed or settled, additional litigation may be filed against the Company, the Company’s board of directors, the Bank, and the Bank’s board of directors in the future. The outcome of any litigation is uncertain. One of the conditions to the closing is that there must be no order, injunction, or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting the Company or the Bank from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company and/or the Bank, including costs associated with the indemnification of directors and officers of each entity. The Company and the Bank may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company and the Bank and could prevent or delay the completion of the merger.
Risks Related to the Economy, Financial Markets, and Interest Rates
Changes to the underlying drivers of our net interest income could adversely affect our results of operations and financial condition.
Our financial condition and results of operations are significantly affected by changes in market interest rates, and the degree to which these changes disparately impact short-term and long-term interest rates and influence the behavior of our customer base. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest earning assets and the interest expense we pay on our interest-bearing liabilities. An inverted yield curve, which has persisted throughout 2023, has and may continue to negatively impact our net interest margin and earnings.
As the Federal Reserve raised and has maintained higher interest rates, our interest-bearing liabilities may continue to be subject to repricing or maturing more quickly than our interest-earning assets. Persistent elevated short-term rates continue to require us to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of high rates continue to be compounded as deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. As the Federal Reserve has maintained steady interest rates since August 2023, we are unable to predict whether current rates will persist or if the Federal Reserve will cut interest rates going forward. Should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets, and particularly our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. As of December 31, 2023, our available for sale debt securities portfolio totaled $1.69 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on our stockholders’ equity.
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
A general economic slowdown could affect our core banking business. During 2023, headwinds facing the U.S. economy continued despite improvements relative to 2022, as the Federal Reserve continued tightening monetary policy through a series of interest rate hikes through the first half of the year and maintained high levels thereafter. The economy as a whole grew in 2023 and the consensus forecast has the economy maintaining growth and avoiding recession in 2024. Certain sectors of the economy, notably residential housing, have already been impacted by high interest rates, although conditions have improved as interest rates declined slightly in the latter half of 2023. Despite improved projections, unforeseen adverse changes in the economy and a possible recession could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.
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
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2023, our portfolio of commercial real estate loans, including multi-family loans, totaled $6.32 billion, or 58.7% of total loans, our commercial and industrial loans totaled $2.44 billion, or 22.7% of portfolio loans, and our construction loans totaled $653.2 million, or 6.1% of total loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy, such as vacancy rates and changes in rental rates. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, declining rents, tenant defaults, or changes in government regulation. As of December 31, 2023, our CRE office portfolio totaled $483.1 million dollars, with approximately 16% being loans in New York. In our CRE Multi-family portfolio, we hold loans collateralized by rent stabilized properties that totaled $117.4 million as of December 31, 2023. In the case of commercial and industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be volatile, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans may pose higher risk than the levels expected at origination, as projects may stall, interest reserves may be inadequate, absorption may be slower than projected or sales prices or rents may be lower than forecasted. In addition, many of our borrowers have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose the Company to significantly greater risk of loss.
The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. As of December 31, 2023, we had approximately $259.0 million, $70.8 million and $1.29 billion invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises and programs, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
Risks Related to Regulatory, Compliance, Environmental and Legal Matters
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by various regulatory authorities, but primarily by the New Jersey Department of Banking and Insurance, our chartering authority, and by the FDIC, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision governs the activities in which a bank and its holding company may engage and is intended primarily for the protection of the insurance fund and depositors. Following the bank failures in early 2023, regulators have increasingly focused on banks’ sources of liquidity, deposit mixes and concentration within certain sectors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to require that we hold additional capital, restrict our operations, modify the classification of our assets, increase our allowance for credit losses, and strengthen the management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company’s operations.
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
As a larger financial institution, we are subject to additional regulation and increased supervision.
The Company's total assets were $14.21 billion as of December 31, 2023. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.

As we continue to grow in size, we can expect greater regulatory scrutiny and expectations requiring us to invest significant management attention and make additional investments in staff and other resources to comply with applicable regulatory expectations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations may have on us, these changes could be material.
Bank regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance does not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by multi-family buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. Our level of CRE Loans equaled 489.6% of total risk-based capital as of December 31, 2023, while our CRE Loan portfolio has increased by 30.4% during the preceding 36 months. Based on the size of our CRE Loan portfolio as a percentage of capital, regulatory oversight of our management of this CRE concentration is elevated.
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
On December 18, 2023, the FDIC issued an advisory entitled “Managing Commercial Real Estate Concentrations in a Challenging Economic Environment” (the “2023 Advisory”), replacing an advisory issued in 2008 and updating previously issued guidance. The 2023 Advisory expresses concerns regarding challenges in the CRE market and identifies key risk-management actions to help institutions with market conditions, including maintaining strong capital levels, ensuring appropriate credit loss allowances, closely managing loan portfolios, maintaining updated financial and analytical information, bolstering loan workout infrastructure, and maintaining adequate liquidity and diverse funding sources. The FDIC stated that it will “expect each board of directors and management team to strive for strong capital and appropriate allowance for credit loss levels, and to implement robust credit risk-management practices.” If the FDIC were to scrutinize our board and management actions and require certain capital levels or specific practices, our earnings could be adversely affected and our cost of compliance could increase.
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

As of December 31, 2023, our consolidated balance sheet included goodwill of $443.6 million and other intangible assets of $16.5 million. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in the identification of a decline in the fair value of our goodwill or other intangible assets, which may be less than the carrying value. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
Climate change and related governmental action may materially affect the Company’s business and results of operations.

The effects of climate change continue to create a level of concern for the state of the global environment. As a result, the global community has increased its political and social awareness surrounding the issue and have entered into international agreements in an effort to reduce global temperatures such as the Paris Agreement, which the United States re-joined as of February 19, 2021. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives, legislation, and regulations to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. For instance, the SEC is expected to issue a final rule in 2024 requiring public companies to disclose the amount of greenhouse gases they generate and how climate change is expected to affect business. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict specifically how climate change may impact the financial condition and operations of the Company; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing certain loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. The effects of changing strategies, policies, and investments as the global community transitions to a lower-carbon economy will impose additional operational and compliance burdens, and may result in market trends that alter business opportunities. Compliance with expected disclosure rules will require additional resources. Overall, climate change, its effects, and the resulting unknown impact could have a material adverse impact on our financial condition and results of operations.
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

Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale geopolitical, political or social matters, including terrorist acts, and cyber-attacks from both private and state actors. The emergence of widespread health emergencies or pandemics, similar to the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by any current or anticipated impact of military conflict, including continuing war between Russia and Ukraine, conflicts and military tension in the Middle East, Africa, and Asia, terrorism, cyber-attacks from nation states and non-state actors on financial institutions or other geopolitical events.
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
We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funding for our lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. Accordingly, as a part of our liquidity management, we must use several funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which may include Federal Home Loan Bank of New York and Federal Reserve Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. Our net interest margin and profitability would also be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations. A lack of liquidity could also result in increased regulatory scrutiny and potential restrictions imposed on us by regulators.

Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense and increasing with entrants into our market providing new and innovative technology-driven financial solutions. Our profitability depends upon our continued ability to successfully compete in our market area. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, investment advisers, wealth managers, mutual funds, insurance companies, online lenders, large non-bank participants, and brokerage and investment banking firms operating both locally and elsewhere.
Over the past decade, our local markets have experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain deposit and loan pricing, services or credit criteria that we do not or cannot provide. There are also a number of strong, locally-based competitors with large capital positions in our market who may deploy aggressive strategies to drive growth, acquire our customers and win market share.
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

Risks Related to Technology and Security
A cyber-attack, data breach, or a technology failure of ours could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems to provide secure processing, transmission, storage and retrieval of confidential and proprietary information.
Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of technologies to conduct financial transactions, and coordinated efforts by nation-states to use cyber-attacks to obtain information or disrupt financial institutions in rival states. Financial institutions have been subject to, and are likely to continue to be the target of, cyber-attacks and supply chain attacks which could materially disrupt network access or business operations or create regulatory compliance risks.
We have experienced cyber security events in the past, although not material, and we anticipate that, as a larger bank, we could experience further events. We have implemented and are continuing to develop countermeasures against potential cyber-attacks, including through internal cybersecurity policies, restrictions on information sharing, attribution techniques (including research and development on forensic capabilities, digital forensics provided by a security operations center, and obtaining threat intelligence), developing cyber deterrence and security norms, and spreading education and awareness to employees, customers, and third parties. Nevertheless, there can be no assurance that we will not suffer material losses or other material adverse consequences relating to technology failure, cyber-attacks or other information or security breaches.
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
For information on our cybersecurity risk management, strategy and governance, see Item 1C – Cybersecurity.
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
We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to third-parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. If these third-parties were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third-parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. If any of our third-party service providers experience a breach or cyber-attack of their information systems, it could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers, reduce costs and create capacity. For instance, as private and state-sponsored hackers and malicious actors increasingly leverage the power of artificial intelligence to conduct cyber-attacks and other fraudulent activity, financial institutions can adopt and learn to use the same technology in order to detect attempts and defend themselves. Adaptation to the current cybersecurity landscape requires resilience, flexibility, and collaboration in the face of increased threats enabled by technological advances. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, or attract sufficient human capital to engage in rapid implementation and marketing. Failure to successfully keep pace with technological change affecting the financial services industry and sustain a robust information security program through talent and human capital could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments
There are no unresolved comments from the staff of the SEC to report.

Item 1C.    Cybersecurity
Cybersecurity risk management and strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal risks. This includes cybersecurity, a critical component of our broader enterprise risk management program given the increasing reliance on technology by customers, vendors, agents, and our own employees and the ever-evolving risk of cyber threats. Our Chief Information Security Officer leads the Information Security team that administers the Company's information security program, which covers cybersecurity risk. The Chief Information Security Officer reports to the Chief Digital & Innovation Officer, and works alongside the Chief Risk Officer who provides an effective second line of defense on technological and security risk management. Our cybersecurity program aims to address risks through a cross-functional approach that focuses on confidentiality, security, and availability of information vital to protecting our customers, employees, stakeholders, and the Company as a whole.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt, or misuse our critical systems or gain unauthorized access to sensitive information. The structure of our information security program is designed to address applicable laws, regulatory guidance, and industry best practices, including Section 501 (b) of the Gramm-Leach-Bliley Act and its implementing regulations, the Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbook, FFIEC Business Continuity Planning Handbook, FFIEC Cybersecurity Assessment Tool, and the Center for Internet Security Critical Security Controls. In addition, we leverage certain industry and government associations, vendors, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Security Officer, Chief Digital & Innovation Officer, and our Chief Risk Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends, issues, and emerging risks and identify best practices.

We employ a "defense in depth" methodology, which focuses on protecting information systems, products and services by deploying multiple layers of security controls in order to mitigate risks. We leverage human capital, customer input, responsive processes, and effective technology as part of our efforts to manage and maintain cybersecurity controls, data access standards, risk management standards, and encryption standards. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cybersecurity risk, including an acceptable-use policy and terms of acceptance that all employees must review and abide by, regular and on-going education and training for employees, information notices, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, network architecture, and data repositories, using internal cybersecurity experts and external specialists and vendors. We require critical third-party vendors to establish incident response and reporting to our information security team and to maintain business continuity plans. We also actively monitor our e-mail gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. Remote workers are required to login to our network through a secure virtual private network with password and multi-factor authentication in order to minimize security risks while working outside the office. The Information Security Department consistently identifies vulnerabilities with our systems, implements protective updates and patches, and monitors the status of remediation efforts. Regular reports on these activities are provided to management committees to ensure transparency and oversight of our cybersecurity practices.

We maintain a Corporate Incident Response Plan (“CIRP”) that provides a documented set of protocols for responding to actual or potential cybersecurity incidents, including timely detection and analysis, containment and elimination, and recovery and improvement following an incident. The CIRP provides for notification of appropriate information breach or cybersecurity incidents and escalation to the Company's appointed Incident Management Team, which would be composed of an Incident Response Lead and team members from information technology, information security, enterprise risk management, corporate security, compliance, and legal teams, among others. The Incident Management Team would leverage the expertise of team members to work together to respond to the incident and take appropriate measures. The Senior Risk Committee would oversee the team and receive quartelry reporting on the incident and any relevant updates. The CIRP is coordinated through Incident Management Teams that involve the Bank’s Incident Management Lead, Chief Digital & Innovation Officer, Chief Information Security Officer, and other key departments.

The CIRP facilitates coordination across multiple parts of our organization and is evaluated by the Chief Risk Officer and legal department at least annually.

Board and management governance

Our Chief Information Security Officer is accountable for managing our enterprise information security department and administering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity governance administration, third-party risk management, and business resilience to ensure confidentiality, availability, and integrity of technological assets, as well as maintenance of policies, procedures, and standards. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Chief Information Security Officer and Chief Risk Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer. The department as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. Our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved committees including the Risk Committee, which oversees overall risk management activities and policies including those related to technological and cybersecurity risks, and the Technology Committee, which oversees the Company’s technology strategy and approach to technology-related risks. The Risk and Technology Committees of the board are comprised of independent directors and receive regular reports from management, including the Chief Information Security Officer and Chief Risk Officer, on risk management, cybersecurity risks, actions taken to mitigate them, and technology and risk strategies. The Technology Committee reviews and approves our information security and technology budgets, policies, and strategies quarterly. The Risk Committee reviews our technology and cybersecurity risk profile on a regular basis.

The Company has also formed management committees including the Management Risk Committee, which focuses on multiple aspects of risk management including information technology, and the Technology Steering Committee, which focuses on technology and cybersecurity policy within the Bank. These management committees provide oversight and governance of our technology and information security programs. The management committees are chaired by managers within the information technology and information security departments and include the Chief Risk Officer, Chief Information Security Officer, and Chief Digital & Innovation Officer as well as their direct reports and other key departmental managers from throughout the entire company. The management committees meet at least quarterly to provide oversight of key risk management strategies, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks, especially those related to cybersecurity and technology risks. More frequent meetings occur from time to time in accordance with the CIRP in order to facilitate timely informing, monitoring, and response efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Technology Steering Committee of the board on a monthly basis (or more frequently as may be required by the CIRP).

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks remains elevated. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not to our knowledge materially affected the Company. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Technology and Security” in Item 1A. Risk Factors.

Item 2. Properties
Property
As of December 31, 2023, the Bank conducted business through 94 full-service branch offices located throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Nassau and Queens counties in New York. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus, and Sea Girt, New Jersey, as well as in Bethlehem, Newtown and Plymouth Meeting, Pennsylvania and Nassau and Queens County, New York. The aggregate net book value of premises and equipment was $71.0 million as of December 31, 2023.

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
On May 2, 2022, a purported class action complaint was filed against the Bank in the Superior Court of New Jersey, which alleges that the Bank wrongfully assessed overdraft fees related to debit card transactions. The complaint asserts claims for breach of contract and breach of the covenant of good faith and fair dealing as well as an alleged violation of the New Jersey Consumer Fraud Act. Plaintiff seeks to represent a proposed class of all the Bank's checking account customers who were charged overdraft fees on transactions that were authorized into a positive available balance. Plaintiff seeks unspecified damages, costs, attorneys’ fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for the plaintiff and the proposed class. The Bank denies the allegations and is vigorously defending the matter. The parties had an initial mediation meeting on October 20, 2023, and the matter remains pending.
Although we are vigorously defending the litigation, the ultimate outcome of this litigation described in this section, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. As a result of this, a $3.0 million charge was recorded in the fourth quarter of 2023 for estimated contingent litigation reserves.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS.” Trading in the Company’s common stock commenced on January 16, 2003.
As of February 1, 2024, there were 83,209,012 shares of the Company’s common stock issued and 75,601,505 shares outstanding, and approximately 4,523 stockholders of record.
On January 25, 2024, the board of directors declared a quarterly cash dividend of $0.24 per common share which was paid on February 23, 2024, to common stockholders of record as of the close of business on February 9, 2024. The Company’s board of directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, including those that affect the payment of dividends by the Bank to the Company; and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2018 through December 31, 2023, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the S&P U.S. SmallCap Banks Index over such period. This Index, produced by S&P Global, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2018.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Provident Financial Services, Inc.
Russell 2000
S&P U.S. SmallCap

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Provident Financial Services, Inc.	100.00	106.72	82.67	116.13	106.80	95.28
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2023 under the stock repurchase plan approved by the Company’s board of directors:
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchased 424 shares of its common stock at a cost of $6,735 during the fourth quarter of 2023 under the stock repurchase program approved by the Company’s board of directors. The Company repurchased 71,781 shares of its common stock at a cost of $1.7 million in 2023. As of December 31, 2023, 1.1 million shares were eligible for repurchase under the board approved stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2023 through October 31, 2023	58	$15.21	58	1,062,566
November 1, 2023 through November 30, 2023	104	15.77	104	1,062,462
December 1, 2023 through December 31, 2023	262	16.08	262	1,062,200
Total	424	$15.88	424
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
Strategy
Established in 1839, the Bank is the oldest New Jersey-chartered bank in the state. The Bank offers a full range of commercial and retail loan and deposit products and emphasizes personal service and convenience.
The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining, and expanding customer relationships, while carefully managing interest rate risk.
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction, and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. As of December 31, 2023, these commercial loan types accounted for 86.5% of the loan portfolio and retail loans accounted for 13.5%. The Company intends to continue to focus on commercial mortgage, multi-family, construction, and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Savings and demand deposit accounts are generally a stable, relatively inexpensive source of funds. As of December 31, 2023, savings and demand deposits were 89.4% of total deposits.
The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. In a rapidly rising interest rate environment, changes in interest rates have an adverse effect on net interest income as the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, loan level swap fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from wealth management services, investment product sales, insurance brokerage fees and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.
Pending Acquisitions
Lakeland Bancorp
On September 26, 2022, the Company, the Merger Sub, and Lakeland entered into the merger agreement, pursuant to which the Company and Lakeland have agreed to combine their respective businesses in two mergers.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland (“Lakeland Bank”), will conduct a bank merger with and into the Bank, with the Bank as the surviving bank (together, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own.
The Company has received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland has received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. The completion of the merger remains subject to receipt of the requisite bank regulatory approvals and other customary closing conditions. On December 20, 2023, the Company, along with Lakeland, agreed to extend their merger agreement to March 31, 2024, to provide additional time to obtain the required regulatory approvals.
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
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with the CECL methodology. It also applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures. The adoption of the standard did not result in a change to the Company's results of operations upon adoption as it was recorded as an $8.3 million cumulative effect adjustment, net of income taxes, to retained earnings.
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
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's ACL Committee.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. For example, the commercial property price index used in the model has a higher proportion of office exposure relative to that of the Bank. This baseline outlook reflected a worsened economic forecast and related deterioration in the projected commercial property price index used in our CECL model. The Company made qualitative adjustments to the projected commercial real estate property price index, considering the differences in portfolio collateral composition versus the commercial property price index used in our CECL models. This resulted in a total provision of $27.9 million for the year ended December 31, 2023, and an overall coverage ratio of 99 basis points. Management believes the allowance for credit losses allocated to the commercial real estate non-owner occupied portfolio segment accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used the unadjusted baseline outlooks for the commercial property price index over the expected lives of Commercial Real Estate Non-Owner Occupied and Owner-Occupied loan portfolios, the provision would have risen by $6.5 million, leading to an overall coverage ratio of 105 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2023, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is greater than $1.0 million.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. The model includes both quantitative and qualitative components. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, and to the extent actual losses are higher than management estimates, additional provision for credit losses on loans could be required and could adversely affect our earnings or financial position in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term volatility.
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2023, the increase in provision was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2023, 2022 and 2021. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$65,991	$3,421	5.18%	$102,505	$809	0.79%	$421,898	$533	0.13%
Federal funds sold and short-term investments	255	12	4.55	84,969	1,208	1.42	181,982	2,192	1.20
Held to maturity debt securities, net	375,436	9,362	2.49	407,236	9,894	2.43	437,994	10,743	2.45
Available for sale debt securities	1,745,105	40,678	2.33	1,975,641	34,612	1.75	1,539,811	21,515	1.40
Equity Securities, At Fair Value	1,020	—	—	999	—	—	1,063	—	—
Federal Home Loan Bank NY stock	81,797	6,112	7.47	42,658	2,008	4.71	41,671	2,283	5.48
Net loans(2)	10,367,620	556,235	5.37	9,798,822	417,650	4.26	9,556,702	365,073	3.82
Total interest-earning assets	12,637,224	615,820	4.87	12,412,830	466,181	3.76	12,181,121	402,339	3.30
Non-interest earning assets	1,278,243			1,230,019			1,157,790
Total assets	$13,915,467			$13,642,849			$13,338,911
Interest-bearing liabilities:
Savings deposits	$1,282,062	$2,184	0.17%	$1,492,046	$1,276	0.09%	$1,414,560	$1,604	0.11%
Demand deposits	5,747,671	125,471	2.18	6,076,653	32,047	0.53	5,794,398	20,458	0.35
Time deposits	994,901	31,804	3.20	690,140	5,381	0.78	868,185	4,451	0.51
Borrowed funds	1,636,572	55,856	3.41	756,275	9,310	1.23	789,838	8,614	1.09
Subordinated debentures	10,588	1,051	9.92	10,381	615	5.92	24,794	1,189	4.79
Total interest-bearing liabilities	9,671,794	216,366	2.24	9,025,495	48,629	0.54	8,891,775	36,316	0.41
Non-interest bearing liabilities:
Non-interest bearing deposits	2,328,557			2,749,562			2,543,287
Other non-interest bearing liabilities	270,587			249,702			230,134
Total non-interest bearing liabilities	2,599,144			2,999,264			2,773,421
Total liabilities	12,270,938			12,024,759			11,665,196
Stockholders’ equity	1,644,529			1,618,090			1,673,715
Total liabilities and equity	$13,915,467			$13,642,849			$13,338,911
Net interest income		$399,454			$417,552			$366,023
Net interest rate spread			2.63%			3.22%			2.89%
Net interest earning assets	$2,965,430			$3,387,335			$3,289,346
Net interest margin(3)			3.16%			3.37%			3.00%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.38x			1.37x
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

	Years Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(8,646)	$10,061	$1415	$(10,187)	$9,479	$(708)
Investment securities	(787)	254	(533)	(749)	(100)	(849)
Securities available for sale	(4,387)	10,454	6,067	6,905	6,192	13,097
Federal Home Loan Bank Stock	2,501	1604	4,105	53	(328)	(275)
Loans	25,394	113,191	138,585	9,444	43,133	52,577
Total interest-earning assets	14,075	135,564	149,639	5,466	58,376	63,842
Interest-bearing liabilities:
Savings deposits	(202)	1110	908	84	(412)	(328)
Demand deposits	(1,827)	95,250	93,423	1,041	10,548	11,589
Time deposits	3,294	23,130	26,424	(1,047)	1,977	930
Borrowed funds	18,450	28,096	46,546	(378)	1,074	696
Subordinated debentures	13	423	436	(807)	233	(574)
Total interest-bearing liabilities	19,728	148,009	167,737	(1,107)	13,420	12,313
Net interest income	$(5,653)	$(12,445)	$(18,098)	$6,573	$44,956	$51,529
There were no out-of-period items and/or adjustments that had a material impact on the rate/volume analysis for the periods aforementioned in the table above.
Comparison of Financial Condition as of December 31, 2023 and December 31, 2022
Total assets as of December 31, 2023 were $14.21 billion, a $427.4 million increase from December 31, 2022. The increase in total assets was primarily due to a $624.8 million increase in total loans, partially offset by a $127.5 million decrease in total investments.
The Company’s loan portfolio totaled $10.87 billion as of December 31, 2023 and $10.25 billion as of December 31, 2022. The loan portfolio consists of the following:

	2023	2022
Mortgage loans:
Commercial	$4,512,411	4,316,185
Multi-family	1,812,500	1,513,818
Construction	653,246	715,494
Residential	1,164,956	1,177,698
Total mortgage loans	8,143,113	7,723,195
Commercial loans (1)	2,442,406	2,233,670
Consumer loans	299,164	304,780
Total gross loans	10,884,683	10,261,645
Premiums on purchased loans	1,474	1,380
Net deferred fees and unearned discounts	(12,456)	(14,142)
Total loans	$10,873,701	10,248,883
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
For the year ended December 31, 2023, the Company experienced net increases of $298.7 million in multi-family loans, $208.7 million in commercial loans and $196.2 million in commercial mortgage loans, partially offset by net decreases of $62.2 million in construction loans and net decreases in residential mortgage and consumer loans of $12.7 million and $5.6 million, respectively. All commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 86.5% of the loan portfolio as of December 31, 2023, compared to 85.6% as of December 31, 2022. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.46 billion and accounted for 13.5% of the loan portfolio as of December 31, 2023, compared to $1.48 billion, or 14.4%, of the loan portfolio as of December 31, 2022. For the year ended December 31, 2023, loan fundings, including advances on lines of credit, totaled $3.34 billion, compared with $3.95 billion for 2022.
The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau and Queens County, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2023, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $6.98 billion, or 64.81% of total loans.
The Company believes the CRE loans it originates are appropriately collateralized under its credit standards. Collateral properties include multi-family apartment buildings, warehouse/distribution buildings, shopping centers, office buildings, mixed-use buildings, hotels/motels, senior living, apartment buildings, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on the permanent loan portion of these loans, approximately 93.4%, is generally expected to come from the cash flow stream of the underlying leases which are dependent on the successful operations of the respective tenants. The primary source of the repayment on the construction portfolio is dependent on the successful completion of the project and the related sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builder/developers, volatility in consumer demand.
The table below summarizes the collateral concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments ("PAA") as of December 31, 2023 (in thousands):

	Amount	Percentage of Total
Multi-family	$2,310,795	33.1%
Retail	1,801,837	25.8%
Industrial	1,329,168	19.0%
Office	505,906	7.2%
Mixed	456,160	6.5%
Special use property	231,056	3.3%
Residential	161,945	2.3%
Hotel	151,156	2.2%
Land	36,742	0.5%
Total CRE, multi-family and construction loans	$6,984,765	100.0%
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is a major part of the underwriting process. The Company engages a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement its internal resources to underwrite and monitor these credit exposures.
However, in periods of economic uncertainty where real estate market conditions may change rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole source of repayment of the loan. Annual appraisals are generally obtained for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.
Appraisals are, in substantially all cases, reviewed by a third party to determine the reasonableness of the appraised value. The third-party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third-party reviewer provides a detailed report of that analysis. Further review may be conducted by credit or lending teams, including the Bank’s commercial workout team as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third-party analysis can be relied upon. If differences arise, management addresses those with the reviewer and determines an appropriate resolution in accordance with its lending policy. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
The table below summarizes the Company’s commercial real estate portfolio as of December 31, 2023, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$3,794,529	54.4%
Pennsylvania	1,322,448	18.9%
New York	986,096	14.1%
Other states	881,692	12.6%
Total commercial real estate loans	$6,984,765	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $140.5 million and $54.9 million, respectively, as of December 31, 2023. As of December 31, 2023, one commercial relationship was classified as substandard with a commitment and balance totaling $7.0 million. This relationship was 90 days or more delinquent as of December 31, 2023.
As of December 31, 2023, the Company’s allowance for credit losses related to the loan portfolio was 0.99% of total loans, compared to 0.86% of total loans as of December 31, 2022. For the year ended December 31, 2023, the Company recorded a provision of $27.9 million for credit losses related to loans, compared to $8.4 million for the year ended December

31, 2022. The Company had net charge-offs of $8.1 million for the year ended December 31, 2023, compared to net charge-offs of $1.1 million in 2022. The increase in the allowance for credit losses on loans was primarily due to the weakened economic forecast used in our CECL model, combined with an increase in total loans outstanding.
Total non-performing loans as of December 31, 2023 were $49.6 million, or 0.46% of total loans, compared with $58.5 million, or 0.57% of total loans as of December 31, 2022. As of December 31, 2023, impaired loans totaled $42.3 million with related specific reserves of $2.9 million, compared with impaired loans totaling $68.8 million with related specific reserves of $2.4 million as of December 31, 2022. Within total impaired loans, there were $37.1 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing commercial mortgage loans decreased $23.1 million to $5.2 million as of December 31, 2023, from $28.2 million as of December 31, 2022. As of December 31, 2023, non-performing commercial mortgage loans consisted of seven loans. Of these seven loans, one loan totaling $95,600 was a PCD loan. The largest non-performing commercial mortgage loan was a $3.0 million loan secured by a first mortgage on a retail building located in Wayne, New Jersey.
Non-performing commercial loans increased $17.3 million to $41.5 million as of December 31, 2023, from $24.2 million as of December 31, 2022. Non-performing commercial loans as of December 31, 2023 consisted of 26 loans, of which 14 loans were under 90 days accruing. Of these non-performing commercial loans, four were PCD loans totaling $1.2 million. The largest non-performing commercial loan relationship consisted of three loans with aggregate outstanding balances of $19.7 million as of December 31, 2023. These loans are secured by real estate and all business assets. These loans have matured and the borrower is in the process of an orderly wind-down of their operations.
Non-performing construction loans decreased $1.1 million to $771,000 as of December 31, 2023. Non-performing construction loans as of December 31, 2023 consisted of one PCD loan. There were two non-performing construction loans in 2022.
Non-performing multi-family mortgage loans consisted of one loan totaling $744,000 as of December 31, 2023, compared to two non-performing multi-family mortgage loans totaling $1.6 million as of December 31, 2022.
As of December 31, 2023, the Company held $11.7 million of foreclosed assets, compared with $2.1 million as of December 31, 2022. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2023, there were four additions to foreclosed assets with an aggregate carrying value of $15.1 million, four properties sold with an aggregate carrying value of $3.7 million and one write-down of $2.0 million.
Non-performing assets totaled $61.3 million, or 0.43% of total assets as of December 31, 2023, compared to $60.6 million, or 0.44% of total assets as of December 31, 2022. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.6 million during the year ended December 31, 2023. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2023 was not material.
Total deposits decreased $270.5 million during the year ended December 31, 2023, to $10.29 billion. Total savings and demand deposit accounts decreased $615.0 million to $9.20 billion as of December 31, 2023, while total time deposits increased $344.5 million to $1.10 billion as of December 31, 2023. The decrease in savings and demand deposits was largely attributable to a $440.6 million decrease in non-interest-bearing demand deposits, a $262.9 million decrease in savings deposits and a $216.8 million decrease in money market deposits, partially offset by a $305.3 million increase in interest-bearing demand deposits. During the year ended December 31, 2023, our insured cash sweep ("ICS") product increased $461.3 million to $520.2 million as of December 31, 2023, from $58.9 million as of December 31, 2022. The increase in time deposits consisted of a $366.4 million increase in retail time deposits, partially offset by a $21.9 million decrease in brokered time deposits. During the year ended December 31, 2023, our Certificate of Deposit Account Registry Services ("CDARS") product decreased $21.9 million to $163.9 million as of December 31, 2023, from $185.8 million as of December 31, 2022.
Within total deposits, brokered deposits totaled $689.3 million as of December 31, 2023. Our brokered deposits are made up primarily of ICS deposits and CDARS. Both of these services are provided by the bank to increase the level of customers' deposit insurance. Our estimated uninsured and uncollateralized deposits at December 31, 2023 totaled $2.52 billion, or 24.5% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2023 was $5.16 billion. Within time deposits, $100.0 million or 9.1% was uninsured as of December 31, 2023.
Borrowed funds increased $632.7 million during the year ended December 31, 2023, to $1.97 billion. The increase in borrowings was largely due to asset funding requirements. Borrowed funds represented 13.9% of total assets as of December 31, 2023, an increase from 9.7% as of December 31, 2022.

Stockholders’ equity increased $92.9 million during the year ended December 31, 2023 to $1.69 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the year ended December 31, 2023, common stock repurchases totaled 71,781 shares at an average cost of $23.28 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of December 31, 2023, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022
General. Net income for the year ended December 31, 2023 was $128.4 million, compared to $175.6 million for the year ended December 31, 2022. For the year ended December 31, 2023, basic and diluted earnings per share were $1.72 and $1.71 per share, respectively, compared to basic and diluted earnings per share of $2.35, for the year ended December 31, 2022.
Earnings for the year ended December 31, 2023 was largely impacted by a decrease in net interest income, primarily attributable to a decrease in lower-costing deposits and an increase in borrowings, combined with unfavorable repricing of both deposits and borrowings, in addition to increased provisions for credit losses primarily due to a worsened economic forecast compared to the prior year. Transaction costs related to our pending merger with Lakeland totaled $7.8 million, for the year ended December 31, 2023, compared with transaction costs of $4.1 million for the respective 2022 period. In addition, prior year earnings for the year ended December 31, 2022, included an $8.6 million gain on the sale of a foreclosed property.
Net Interest Income. Net interest income decreased $18.1 million to $399.5 million for 2023, from $417.6 million for 2022. The interest rate spread decreased 59 basis points to 2.63% for 2023, from 3.22% for 2022. The net interest margin decreased 21 basis points to 3.16% for 2023, compared to 3.37% for 2022. The decrease in net interest income for the year ended December 31, 2023, was primarily due to a decrease in lower-costing deposits and an increase in borrowings, combined with unfavorable repricing of both deposits and borrowings, partially offset by originations of new loans and the favorable repricing of adjustable-rate loans. For the year ended December 31, 2023, fees related to the forgiveness of PPP loans decreased $1.4 million to $7,000, compared to $1.4 million for the year ended December 31, 2022.
Interest income increased $149.6 million to $615.8 million for 2023, compared to $466.2 million for 2022. The increase in interest income was primarily driven by the favorable repricing of adjustable-rate loans and an increase in rates on new loan originations. Average interest-earning assets increased $224.4 million to $12.64 billion for 2023, compared to $12.41 billion for 2022. The increase in average earning assets was primarily due to a $568.8 million increase in average outstanding loan balances to $10.37 billion for 2023, which was largely attributable to commercial loan originations, partially offset by a $230.5 million decrease in average available for sale debt securities. The yield on interest-earning assets increased 111 basis points to 4.87% for 2023, from 3.76% for 2022. The weighted average yield on total loans increased 111 basis points to 5.37% for 2023 and the weighted average yield on available for sale debt securities increased 58 basis points to 2.33% for 2023, from 1.75% for 2022. The weighted average yield on FHLBNY stock increased to 7.47% for 2023, compared to 4.71% for 2022.
Interest expense increased $167.7 million to $216.4 million for 2023, from $48.6 million for 2022. The increase in interest expense was primarily attributable to an increase in the cost of interest-bearing liabilities, along with an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 170 basis points to 2.24% for 2023, compared to 2022. The average rate paid on interest-bearing deposits increased 152 basis points to 1.99% for 2023, from 0.47% for 2022. The average rate paid on borrowings increased 218 basis points to 3.41% for 2023, from 1.23% for 2022. The average balance of interest-bearing liabilities increased $646.3 million to $9.67 billion for 2023, compared to $9.03 billion for 2022. Average outstanding borrowings increased $880.3 million to $1.64 billion for 2023, compared to 2022. Average non-interest bearing demand deposits increased $421.0 million to $2.33 billion for 2023, from $2.75 billion for 2022. Average interest-bearing deposits decreased $234.2 million to $8.02 billion for 2023, from $8.26 billion for 2022. Within average interest-bearing deposits, average interest-bearing core deposits decreased $539.0 million to $7.03 billion for 2023, while average time deposits increased $304.8 million to $994.9 million for 2023.
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
For the year ended December 31, 2023, the Company recorded a $27.9 million provision for credit losses on loans, compared to a $8.4 million provision for 2022. The Company, for the year ended December 31, 2023, had net loan charge-offs of $8.1 million, compared to net charge-offs of $1.1 million for 2022. Total charge-offs for the year ended December 31, 2023 were $10.4 million, compared to $6.5 million for the year ended December 31, 2022. Recoveries for the year ended December 31, 2023, were $2.3 million, compared to $5.4 million for the year ended December 31, 2022. The increase in the year-over-year provision for credit losses was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
Non-Interest Income. For the year ended December 31, 2023, non-interest income totaled $79.8 million, a decrease of $8.0 million, compared to the same period in 2022. Other income decreased $6.9 million to $7.3 million for the year ended December 31, 2023, compared to $14.2 million for the same period in 2022, primarily due to an $8.6 million gain realized in the prior year on the sale of a foreclosed commercial office property, partially offset by an increase in gains on sales of SBA loans. Additionally, fee income decreased $3.7 million to $24.4 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in commercial loan prepayment fees. Partially offsetting these decreases in non-interest income, insurance agency income increased $2.5 million to $13.9 million for the year ended December 31, 2023, compared to $11.4 million for the same period in 2022, largely due to increases in retention revenue and new business activity. BOLI income increased $494,000 to $6.5 million for the year ended December 31, 2023, compared to the same period in 2022, largely due to greater equity valuations, partially offset by a decrease in benefit claims recognized.
Non-Interest Expense. Non-interest expense totaled $275.6 million for the year ended December 31, 2023, an increase of $18.8 million, compared to $256.8 million for the year ended December 31, 2022. Other operating expense increased $8.5 million to $47.4 million for the year ended December 31, 2023, compared to $38.9 million for the year ended December 31, 2022. The increase in other operating expenses was largely due to a $3.0 million charge for contingent litigation reserves, combined with a $2.0 million write-down of a foreclosed property and an increase in professional fees. Merger-related expense increased $3.7 million to $7.8 million for the year ended December 31, 2023, compared to 2022. The Company recorded a $264,000 provision for credit losses for off-balance sheet credit exposures, compared to a $3.4 million negative provision last year. The $3.6 million increase in the provision for credit losses for off-balance sheet credit exposures for the year was primarily due to a period over period decrease in line of credit utilization, combined with a period over period increase in loans approved and awaiting closing. FDIC insurance expense increased $3.4 million to $8.6 million for the year ended December 31, 2023, compared to $5.2 million for the trailing year, primarily due to an increase in the assessment rate and the FDIC special assessment. Data processing expense increased $1.3 million to $23.0 million for the year ended December 31, 2023, mainly due to an increase in software service and core processing expenses. Compensation and benefits expense increased $1.3 million to $148.5 million for the year ended December 31, 2023, compared to $147.2 million for the year ended December 31, 2022, primarily due to increases in salary expense, employee medical benefits and post-retirement benefit expense, partially offset by decreases in the accrual for incentive compensation and stock-based compensation. Partially offsetting these increases, net occupancy expense decreased $2.3 million to $32.3 million for the year ended December 31, 2023, compared to the same period in 2022, mainly due to decreases in depreciation and maintenance expenses.
Income Tax Expense. For the year ended December 31, 2023, the Company's income tax expense was $47.4 million with an effective tax rate of 27.0%, compared with $64.5 million with an effective tax rate of 26.8% for the year ended December 31, 2022. The decrease in tax expense for the year ended December 31, 2023, compared with the same period last year was largely the result of a decrease in taxable income.
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
Earnings for the year ended December 31, 2022 were impacted by $4.1 million of non-tax deductible transaction costs related to the pending merger with Lakeland that was announced on September 27, 2022. The Company recorded an $8.4 million provision for the year ended December 31, 2022, compared to a $24.3 million negative provision for credit losses for 2022.
Net Interest Income. Net interest income increased $51.5 million to $417.6 million for 2022, from $366.0 million for 2021. The interest rate spread increased 33 basis points to 3.22% for 2022, from 2.89% for 2021. The net interest margin increased 37 basis points to 3.37% for 2022, compared to 3.00% for 2021. The increase in net interest income for the year ended December 31, 2022, was primarily driven by the favorable repricing of adjustable-rate loans and an increase in rates on new loan originations. Net interest income was further enhanced by increases in available for sale debt securities and total loans outstanding, along with growth in lower-costing core and non-interest bearing deposits. This was partially offset by a reduction in fees related to the forgiveness of PPP loans. For the year ended December 31, 2022, fees related to the forgiveness of PPP loans decreased $9.9 million to $1.4 million, compared to $11.3 million for the year ended December 31, 2021.

Interest income increased $63.8 million to $466.2 million for 2022, compared to $402.3 million for 2021. The increase in interest income was primarily driven by the favorable repricing of adjustable-rate loans and an increase in rates on new loan originations. Average interest-earning assets increased $231.8 million to $12.41 billion for 2022, compared to $12.18 billion for 2021. The increase in average earning assets was primarily due to a $242.1 million increase in average outstanding loan balances to $9.80 billion for 2022, which was largely attributable to commercial loan originations. The yield on interest-earning assets increased 46 basis points to 3.76% for 2022, from 3.30% for 2021. The weighted average yield on total loans increased 44 basis points to 4.26% for 2022 and the weighted average yield on available for sale debt securities increased 35 basis points to 1.75% for 2022, from 1.40% for 2021. The weighted average yield on FHLBNY stock decreased to 4.71% for 2022, compared to 5.48% for 2021.
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
Liquidity and Capital Resources
Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY, FRBNY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2023 and 2022, loan repayments totaled $2.68 billion and $3.24 billion, respectively.
As deposits have declined, the Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $1.48 billion and $1.22 billion, respectively as of December 31, 2023. Our estimated uninsured and uncollateralized deposits at December 31, 2023 totaled $2.52 billion, or 24.5% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2023 was $5.16 billion.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.34 billion for the year ended December 31, 2023, compared to $3.95 billion for the year ended December 31, 2022. Purchases for the investment portfolio totaled $57.2 million for the year ended December 31, 2023, compared to $317.5 million for the year ended December 31, 2022. As of December 31, 2023, the Bank had outstanding loan commitments to borrowers of $2.09 billion, including undisbursed home equity lines and personal credit lines of $273.0 million.
Total deposits decreased $270.5 million for the year ended December 31, 2023. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.02 billion as of December 31, 2023. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2023, the Bank exceeded all minimum regulatory capital requirements. As of December 31, 2023, the Bank’s leverage (Tier 1) capital ratio was 9.84%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. As of December 31, 2023, the Bank’s total risk-based capital ratio was 11.95%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%. The total capital to risk-weighted assets requirement, taking into account the capital conservation buffer, is 10.50%.

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $2.09 billion as of December 31, 2023, an increase of $32.4 million, from $2.06 billion as of December 31, 2022.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits as of December 31, 2023 were $1.10 billion, an increase of $344.5 million, compared to $751.4 million as of December 31, 2022. There were no security purchases in 2023 and 2022 which settled in January 2024 or January 2023, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital to changes in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate residential mortgage loans at origination. The Company retains residential fixed rate mortgages with terms of 15 years or less and biweekly payment residential mortgages with a term of 30 years or less. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate, LIBOR or SOFR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.
The Asset/Liability Committee meets at least monthly, or more often as needed, to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income, net income and the economic value of equity.
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 10.6% as of December 31, 2023, compared to 7.1% as of December 31, 2022. Certificate of deposit accounts are generally short-term. As of December 31, 2023, 93.1% of all certificates of deposit had maturities of one year or less compared to 77.7% as of December 31, 2022. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis estimates changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to reflect more closely the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:
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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2023.

Change in Interest Rates in Basis Points - (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-300	$382,222	$(10,274)	(2.6)%
-200	385,863	(6,633)	(1.7)
-100	388,948	(3,548)	(0.9)
Static	392,496	—	—
+100	394,098	1,602	0.4
The interest rate risk position of the Company remains slightly asset sensitive. The preceding table indicates that, as of December 31, 2023, in the event of a 100 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a 0.4% or $1.6 million increase to net interest income. In the event of a 300 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 2.6%, or $10.3 million decrease in net interest income. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2023.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-300	$1,423,320	$(315,089)	(18.1)%	9.7%	(24.0)%
-200	1,563,756	(174,653)	(10.0)	11.0	(14.4)
-100	1,669,286	(69,123)	(4.0)	12.0	(6.4)
Flat	1,738,409	—	—	12.8	—
+100	1,759,732	21,323	1.2	13.3	3.8
The preceding table indicates that as of December 31, 2023, in the event of an immediate and sustained 100 basis point increase in interest rates, the Company would experience a 1.2%, or $21.3 million increase in the present value of equity. If rates were to decrease 300 basis points, the present value of equity would decrease 18.1% or $315.1 million.
Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect future loan prepayment and deposit withdrawal activity. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Item 8.    Financial Statements and Supplementary Data

The following are included in this item:
A.Report of Independent Registered Public Accounting Firm
B.Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
C.Consolidated Financial Statements:
(1)    Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
(2)    Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2023 and 2022
(2)    Condensed Statement of Income for the years ended December 31, 2023, 2022 and 2021
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021
The supplementary data required by this Item is provided in Note 20 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $104.3 million of a total allowance for credit losses of $107.2 million as of December 31, 2023. The collective ACL on loans includes the measure of expected credit losses on a collective basis for loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each loan segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate curves using segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment. Using the historical relationship between the economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast that is applied over a period that has been determined to be reasonable and supportable. After the reasonable and supportable forecast period, the Company reverts to the long-term average of selected economic factors on a straight-line basis over a reversion period. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process.
We identified the assessment of the collective ACL on loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL on loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL on loans methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the selected external economic forecast and macroeconomic factors, and (2) certain qualitative adjustments and their significant assumptions. The assessment also included an evaluation of the conceptual soundness of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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
We evaluated the Company’s process to develop the collective ACL on loans estimate by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and design of the PD and LGD models by inspecting the Company’s model documentation to determine whether the models are suitable for their intended use
•assessing the selected economic forecast and macroeconomic variables used by comparing it to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL on loans compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.
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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2024

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2023 and 2022
(Dollars in Thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$180,241	$186,490
Short-term investments	14	18
Total cash and cash equivalents	180,255	186,508
Available for sale debt securities, at fair value	1,690,112	1,803,548
Held to maturity debt securities, net (fair value of $352,601 and $373,468 as of December 31, 2023 and December 31, 2022, respectively).	363,080	387,923
Equity securities, at fair value	1,270	1,147
Federal Home Loan Bank stock	79,217	68,554
Loans	10,873,701	10,248,883
Less allowance for credit losses	107,200	88,023
Net loans	10,766,501	10,160,860
Foreclosed assets, net	11,651	2,124
Banking premises and equipment, net	70,998	79,794
Accrued interest receivable	58,966	51,903
Intangible assets	457,942	460,892
Bank-owned life insurance	243,050	239,040
Other assets	287,768	341,143
Total assets	$14,210,810	$13,783,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$8,020,889	$8,373,005
Savings deposits	1,175,683	1,438,583
Certificates of deposit of $250 thousand or more	218,549	108,176
Other time deposits	877,393	643,260
Total deposits	10,292,514	10,563,024
Mortgage escrow deposits	36,838	35,705
Borrowed funds	1,970,033	1,337,370
Subordinated debentures	10,695	10,493
Other liabilities	210,134	239,141
Total liabilities	12,520,214	12,185,733
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,537,186 shares outstanding as of December 31, 2023, and 75,169,196 shares outstanding as of December 31, 2022	832	832
Additional paid-in capital	989,058	981,138
Retained earnings	974,542	918,158
Accumulated other comprehensive (loss) income, net of tax	(141,115)	(165,045)
Treasury stock	(127,825)	(127,154)
Unallocated common stock held by the Employee Stock Ownership Plan	(4,896)	(10,226)
Common stock acquired by deferred compensation plans	(2,694)	(3,427)
Deferred compensation plans	2,694	3,427
Total stockholders’ equity	1,690,596	1,597,703
Total liabilities and stockholders’ equity	$14,210,810	$13,783,436
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021
(Dollars in Thousands, except share data)

	Years ended December 31,
	2023	2022	2021
Interest and dividend income:
Real estate secured loans	$408,942	$304,321	$252,336
Commercial loans	128,854	98,961	99,163
Consumer loans	18,439	14,368	13,574
Available for sale debt securities and Federal Home Loan Bank stock	46,790	36,619	23,798
Held to maturity debt securities	9,362	9,894	10,743
Deposits, federal funds sold and other short-term investments	3,433	2,018	2,725
Total interest and dividend income	615,820	466,181	402,339
Interest expense:
Deposits	159,459	38,704	26,513
Borrowed funds	55,856	9,310	8,614
Subordinated debentures	1,051	615	1,189
Total interest expense	216,366	48,629	36,316
Net interest income	399,454	417,552	366,023
Provision charge (benefit) for credit losses	27,904	8,388	(24,339)
Net interest income after provision for credit losses	371,550	409,164	390,362
Non-interest income:
Fees	24,396	28,128	29,967
Wealth management income	27,669	27,870	30,756
Insurance agency income	13,934	11,440	10,216
Bank-owned life insurance	6,482	5,988	7,930
Net gain on securities transactions	30	181	255
Other income	7,318	14,182	7,685
Total non-interest income	79,829	87,789	86,809
Non-interest expense:
Compensation and employee benefits	148,497	147,203	143,366
Net occupancy expense	32,271	34,566	32,932
Data processing expense	22,993	21,729	19,755
FDIC Insurance	8,578	5,195	6,260
Advertising and promotion expense	4,822	5,191	3,951
Credit loss expense (benefit) for off-balance sheet credit exposures	264	(3,384)	1,515
Amortization of intangibles	2,952	3,292	3,664
Merger-related expenses	7,826	4,128	—
Other operating expenses	47,397	38,927	38,610
Total non-interest expense	275,600	256,847	250,053
Income before income tax expense	175,779	240,106	227,118
Income tax expense	47,381	64,458	59,197
Net income	$128,398	$175,648	$167,921
Basic earnings per share	$1.72	$2.35	$2.20
Average basic shares outstanding	74,844,489	74,700,623	76,471,933
Diluted earnings per share	$1.71	$2.35	$2.19
Average diluted shares outstanding	74,873,256	74,782,370	76,560,840
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(Dollars in Thousands)

	Years ended December 31,
	2023	2022	2021
Net income	$128,398	$175,648	$167,921
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	32,125	(186,361)	(23,730)
Reclassification adjustment for gains included in net income	—	(42)	(171)
Total	32,125	(186,403)	(23,901)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Net unrealized (losses) gains arising during the period	2,388	19,201	6,169
Reclassification adjustment for gains included in net income	(12,948)	(3,297)	2,878
Total	(10,560)	15,904	9,047
Amortization related to post-retirement obligations	2,365	(1,409)	4,062
Total other comprehensive (loss) income, net of tax	23,930	(171,908)	(10,792)
Total comprehensive income	$152,328	$3,740	$157,129

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	$832	$962,453	$718,090	$17,655	$(59,018)	$(20,215)	$(4,549)	$4,549	$1,619,797
Net income	—	—	167,921	—	—	—	—	—	167,921
Other comprehensive income, net of tax	—	—	—	(10,792)	—	—	—	—	(10,792)
Cash dividends paid ($0.92 per share)	—	—	(71,478)	—	—	—	—	—	(71,478)
Distributions from deferred comp plans	—	154	—	—	—	—	565	(565)	154
Purchases of treasury stock	—	—	—	—	(20,711)	—	—	—	(20,711)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Option exercises	—	(200)	—	—	1,087	—	—	—	887
Allocation of Employee Stock Ownership Plan ("ESOP") shares	—	1,757	—	—	—	4,871	—	—	6,628
Allocation of Stock Award Plan ("SAP") shares	—	5,451	—	—	—	—	—	—	5,451
Allocation of stock options	—	200	—	—	—	—	—	—	200
Balance as of December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	175,648	—	—	—	—	—	175,648
Other comprehensive loss, net of tax	—	—	—	(171,908)	—	—	—	—	(171,908)
Cash dividends paid ($0.94 per share)	—	—	(72,023)	—	—	—	—	—	(72,023)
Distributions from deferred comp plans	—	176	—	—	—	—	557	(557)	176
Purchases of treasury stock	—	—	—	—	(46,530)	—	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1021)	—	—	—	(1,021)
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	1,542	—	—	—	5,118	—	—	6,660
Allocation of SAP shares	—	9,407	—	—	—	—	—	—	9,407
Allocation of stock options	—	198	—	—	—	—	—	—	198
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	128,398	—	—	—	—	—	128,398
Other comprehensive loss, net of tax	—	—	—	23,930	—	—	—	—	23,930
Cash dividends paid ($0.96 per share)	—	—	(72,447)	—	—	—	—	—	(72,447)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	152	—	—	—	—	733	(733)	152
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,678)	—	—	—	(1,678)
Option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	272	—	—	—	5,330	—	—	5,602
Allocation of SAP shares	—	7,569	—	—	—	—	—	—	7,569
Allocation of stock options	—	144	—	—	—	—	—	—	144
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(Dollars in Thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$128,398	$175,648	$167,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,695	13,076	12,656
Provision charge (benefit) for credit losses on loans and securities	27,904	8,388	(24,339)
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	264	(3,384)	1,515
Deferred tax expense	2,725	2,220	12,413
Amortization of operating lease right-of-use assets	10,495	10,617	10,074
Income on Bank-owned life insurance	(6,482)	(5,988)	(7,930)
Net amortization of premiums and discounts on securities	8,326	12,673	15,841
Accretion of net deferred loan fees	(8,724)	(9,262)	(7,763)
Amortization of premiums on purchased loans, net	206	270	604
Originations of loans held for sale	(19,371)	(22,295)	(47,675)
Proceeds from sales of loans originated for sale	22,895	20,521	49,530
ESOP expense	3,086	4,140	4,318
Allocation of stock award shares	7,569	9,407	5,451
Allocation of stock options	144	198	200
Net gain on sale of loans	(2,019)	(1,515)	(1,855)
Net gain on securities transactions	(30)	(181)	(255)
Net loss (gain) on sale of premises and equipment	154	(22)	(42)
Net gain on sale of foreclosed assets	(2,854)	(8,541)	(461)
Net change in balance sheet:
(Increase) decrease in accrued interest receivable	(7,063)	(9,913)	4,460
Decrease (increase) in other assets	25,085	(56,291)	10,264
(Decrease) increase in other liabilities	(29,007)	60,544	(48,113)
Net cash provided by operating activities	173,396	200,310	156,814
Cash flows from investing activities:
Net (increase) decrease in loans	(625,691)	(649,216)	253,221
Proceeds from sales of loans held for investment	2,017	—	—
Proceeds from sales of foreclosed assets	4,340	16,155	1,368
Proceeds from maturities, calls and paydowns of investment securities held to maturity	40,816	73,841	47,637
Purchases of investment securities held to maturity	(17,099)	(27,043)	(34,599)
Proceeds from sales of securities available for sale	—	—	9,442
Proceeds from maturities calls and paydowns of securities available for sale	189,542	278,779	393,173
Purchases of securities available for sale	(40,089)	(290,426)	(1,400,980)
Proceeds from redemption of Federal Home Loan Bank stock	212,527	162,987	30,870
Purchases of Federal Home Loan Bank stock	(223,190)	(197,251)	(5,671)
BOLI claim benefits received	3,873	970	7,964
Purchases of loans	(9,263)	(6,971)	(5,230)
Proceeds from sales of premises and equipment	105	22	42
Purchases of premises and equipment	(7,488)	(9,411)	(13,805)
Net cash used in investing activities	(469,600)	(647,564)	(716,568)
Cash flows from financing activities:
Net (decrease) increase in deposits	(270,510)	(670,988)	1,396,183
Increase in mortgage escrow deposits	1,133	1,265	142
Purchase of treasury stock	—	(46,530)	(20,711)
Purchase of employee restricted shares to fund statutory tax withholding	(1,678)	(1,021)	(961)
Cash dividends paid to stockholders	(72,447)	(72,023)	(71,478)
Stock options exercised	790	—	887
Proceeds from long-term borrowings	534,807	3,982,100	913,685
Repayments of long-term borrowings	(58,443)	(3,252,556)	(1,454,440)
Net increase (decrease) in short-term borrowings	156,299	(18,948)	(8,443)
Repayment of subordinated debentures	—	—	(15,000)
Net cash provided by (used in) financing activities	289,951	(78,701)	739,864
Net (decrease) increase in cash and cash equivalents	(6,253)	(525,955)	180,110
Cash and cash equivalents at beginning of period	186,438	685,163	418,053
Restricted cash at beginning of period	70	27,300	114,300
Total cash, cash equivalents and restricted cash at beginning of period	186,508	712,463	532,353
Cash and cash equivalents at end of period	180,185	186,438	685,163
Restricted cash at end of period	70	70	27,300
Total cash, cash equivalents and restricted cash at end of period	$180,255	186,508	712,463
Cash paid during the period for:
Interest on deposits and borrowings	$210,345	46,896	35,910
Income taxes	$46,461	51,050	57,471
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$15,131	1,208	434

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
Securities
Securities include held to maturity debt securities and available for sale debt securities. The available for sale debt securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are provided by reputable and widely used pricing services who maintain pricing methodologies appropriate for varying security classes using valuation techniques that are in accordance with GAAP. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity debt securities and carried at amortized cost.
On January 1, 2020, the Company adopted the current expected credit loss ("CECL") methodology which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies as of December 31, 2023 and the Company had no securities rated BBB or worse by Moody’s Investors Service.
Premiums on securities are amortized into income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted into income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis, while dividend income is recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method. Accrued interest receivable on held to maturity debt securities are excluded from the estimate of credit losses. See Note 3 for additional information on investment securities.
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
Loans
Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments and certain deferred loan origination costs, less certain deferred direct loan origination fees, unaccreted discounts, and the allowance for credit losses.
The Bank defers loan origination fees and certain direct loan origination costs and accretes or amortizes such amounts as an adjustment to the yield over the contractual lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using the effective interest method.
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

Allowance for Credit Losses on Loans
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with the CECL methodology. The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
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
The calculation of the allowance for credit losses is a critical accounting policy of the Company. Management estimates the allowance using relevant available information, from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate (“PDR”) curves through the use of segment-specific loss given default (“LGD”) risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment, primarily due to the nature of the underlying collateral. These risk factors were assessed for reasonableness against the Company’s own loss experience and adjusted in certain cases when the relationship between the Company’s historical default and loss severity deviate from that of the wider industry. The historical PDR curves, together with corresponding economic conditions, establish a quantitative relationship between economic conditions and loan performance through an economic cycle.
Using the historical relationship between economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast. This forecast is applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line, time-based methodology. The Company's current forecast period is six quarters, with a four-quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Allowance for Credit Loss ("ACL") Committee.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2023, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. This baseline outlook reflected a worsened economic forecast and related deterioration in the projected commercial property price index used in our CECL model. The Company made qualitative adjustments to the projected commercial real estate property price index, considering the differences in portfolio collateral composition versus the commercial property price index used in our CECL models. This resulted in a total provision of $27.9 million for the year ended December 31, 2023, and an overall coverage ratio of 99 basis points. If the Company used the unadjusted baseline outlooks for the commercial property price index over the expected lives of Commercial Real Estate Non-Owner Occupied and Owner-Occupied loan portfolios, the provision would have risen by $6.5 million, leading to an overall coverage ratio of 105 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2023, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is greater than $1.0 million. In instances where the loan is under $1.0 million, but part of a relationship over $1.0 million, all loans in the relationship would be evaluated individually for impairment.
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics, and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. The model includes both quantitative and qualitative components. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, and to the extent actual losses are higher than management estimates, additional provision for credit losses on loans could be required and could adversely affect our earnings or financial position in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term volatility. See Note 7 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2023, the increase in provision was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual qualitative assessment of goodwill as of July 1, 2023. Based upon its assessment of goodwill, the Company concluded that no further quantitative analysis was warranted.
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
The Bank has an Equity Plan designed to provide competitive compensation for demonstrated performance and to align the interests of participants directly to increases in shareholder value. The Equity Plan provides for performance-vesting grants as well as time-vesting grants. Time-vesting stock awards, stock options and performance vesting stock awards that are based on a performance condition, such as return on average assets, are valued on the closing stock price on the date of grant. Performance-vesting stock awards and options that are based on a market condition, such as total shareholder return, would be valued using a generally accepted statistical technique to simulate future stock prices for the Bank and the components of the peer group which the Bank would be measured against.
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

In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. Effective November 1, 2023, the DDFP was terminated and final distributions are expected on or about November 1, 2024. As of December 31, 2023, there were 65,744 shares held by the DDFP.
The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans.
Post-retirement Benefits Other Than Pensions
The Bank provides post-retirement health care and life insurance plans to certain of its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated post-retirement healthcare benefits for employees with less than 10 years of service. GAAP requires an employer to: (a) recognize in its statement of financial condition the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
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
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of northern and central New Jersey, Queens and Nassau Counties in New York and eastern Pennsylvania. The Company has a single reporting segment for financial reporting purposes.
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
In connection with the Bank’s commitment to its community, the plan of conversion provided for the establishment of a charitable foundation. The Bank donated $4.8 million in cash and 1.92 million of authorized but unissued shares of common stock to the foundation, which amounted to $24.0 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003. Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering.
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder's and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. As of December 31, 2023, the liquidation account, which is an off-balance sheet memorandum account, amounted to $7.2 million.
(3) Business Combinations
Lakeland Bancorp, Inc. Merger Agreement
On September 26, 2022, the Company, NL 239 Corp., a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Lakeland Bancorp, Inc. entered into an Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which the Company and Lakeland have agreed to combine their respective businesses.
Under the merger agreement, Merger Sub will merge with and into Lakeland, with Lakeland as the surviving entity (the “merger”), and as soon as reasonably practicable following the merger, Lakeland will merge with and into the Company, with the Company as the surviving entity (the “holdco merger”). At a date and time following the holdco merger as determined by the Company, Lakeland Bank, a New Jersey state-charted commercial bank and a wholly owned subsidiary of Lakeland (“Lakeland Bank”), will merge with and into the Bank, with the Bank as the surviving bank (the “bank merger” and, together with the merger and the holdco merger, the “mergers”). The Company as the surviving institution will have approximately $25 billion in total assets, $18 billion in total loans and $20 billion in total deposits with banking locations across northern and central New Jersey and in surrounding areas of New York and Pennsylvania.
In the merger, Lakeland shareholders will receive 0.8319 of a share of the Company’s common stock for each share of Lakeland common stock they own. Upon completion of the transaction, which remains subject to regulatory approvals and other closing conditions, Company shareholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company.
The Company has received stockholder approval to proceed with the merger at a special meeting of stockholders held on February 1, 2023. Lakeland has received shareholder approval to proceed with the merger at a special meeting of shareholders held on February 1, 2023. On December 20, 2023, the Company, along with Lakeland, agreed to extend their merger agreement to March 31, 2024, to provide additional time to obtain the required regulatory approvals.
(4) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks as of December 31, 2023 and 2022 was $70,000, which represents cash collateral pledged to secure loan level swaps and risk participation agreements.

(5) Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities as of December 31, 2023 and 2022 (in thousands):

	2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury Obligations	$5,146	1	—	5,147
Agency-sponsored obligations	11,058	—	(652)	10,406
State and municipal obligations	339,816	244	(9,700)	330,360
Corporate obligations	7,091	—	(403)	6,688
	$363,111	245	(10,755)	352,601

	2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency-sponsored obligations	$9,997	—	(1,033)	8,964
State and municipal obligations	366,164	268	(13,015)	353,417
Corporate obligations	11,789	1	(703)	11,087
	$387,950	269	(14,751)	373,468
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $3.1 million and $3.4 million as of December 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of held to maturity debt securities as of December 31, 2023 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2023
	Amortized cost	Fair value
Due in one year or less	$32,659	32,619
Due after one year through five years	170,306	168,350
Due after five years through ten years	133,538	129,451
Due after ten years	26,608	22,181
	$363,111	352,601
The allowance for credit losses on held to maturity debt securities as of December 31, 2023 and 2022 were $31,000 and $27,000, respectively, and are excluded from amortized cost in the tables above. Accrued interest receivable on held to maturity debt securities are excluded from the estimate of credit losses.
The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $317.6 million and $340.2 million as of December 31, 2023 and 2022, respectively, were pledged to secure municipal deposits.
During 2023, the Company recognized gains of $45,000 and losses of $15,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $11.6 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2023.

For 2022, the Company recognized gains of $123,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $39.2 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2022.
For the 2021 period, the Company recognized gains of $25,000 and no losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $36.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2021.
The number of securities in an unrealized loss position as of December 31, 2023 totaled 372, compared with 439 as of December 31, 2022. The decrease in the number of securities in an unrealized loss position as of December 31, 2023 was due to lower current market interest rates on the intermediate part of the curve compared to rates as of December 31, 2022.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency-sponsored obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2023 no lower than A and the Company had no securities rated BBB or worse by Moody’s Investors Service.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2023 (in thousands):

	December 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,146	—	—	—	—	5,146
Agency-sponsored obligations	11,058	—	—	—	—	11,058
State and municipal obligations	43,749	156,438	137,231	—	2,398	339,816
Corporate obligations	504	2,510	4,052	—	25	7,091
	$60,457	158,948	141,283	—	2,423	363,111

	December 31, 2022
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency-sponsored obligations	$9,997	—	—	—	—	9,997
State and municipal obligations	48,453	171,934	143,829	770	1,178	366,164
Corporate obligations	507	3,592	7,415	—	275	11,789
	$58,957	175,526	151,244	770	1,453	387,950

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of December 31, 2023, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 44% rated AA, 39% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

(6) Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of December 31, 2023 and 2022 (in thousands):

	2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$276,618	—	(22,740)	253,878
Agency guaranteed obligations	26,310	1,188	—	27,498
Mortgage-backed securities	1,462,159	377	(176,927)	1,285,609
Asset-backed securities	31,809	594	(168)	32,235
State and municipal obligations	64,454	—	(7,870)	56,584
Corporate obligations	40,448	—	(6,140)	34,308
	$1,901,798	2,159	(213,845)	1,690,112

	2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$275,620	—	(29,804)	245,816
Mortgage-backed securities	1,636,913	209	(209,983)	1,427,139
Asset-backed securities	37,706	278	(363)	37,621
State and municipal obligations	67,706	—	(10,842)	56,864
Corporate obligations	40,540	50	(4,482)	36,108
	$2,058,485	537	(255,474)	1,803,548
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $4.9 million and $4.8 million as of December 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Available for sale debt securities having a carrying value of $1.13 billion and $1.25 billion as of December 31, 2023 and 2022, respectively, were pledged as collateral for municipal deposits and repurchase agreements.
The amortized cost and fair value of available for sale debt securities as of December 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2023
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	284,034	261,097
Due after five years through ten years	43,269	36,399
Due after ten years	54,217	47,274
	$381,520	344,770
Investments which pay principal on a periodic basis totaling $1.52 billion at amortized cost and $1.35 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2023, proceeds from calls on securities in the available for sale debt securities portfolio totaled $2.3 million with no gains and no losses recognized. For 2022, proceeds from calls on securities in the available for sale debt securities portfolio totaled $5.4 million, with gains of $58,000 and no losses recognized.

The number of securities in an unrealized loss position as of December 31, 2023 totaled 436, compared with 475 as of December 31, 2022. The decrease in the number of securities in an unrealized loss position as of December 31, 2023 was due to lower current market interest rates on the intermediate part of the curve compared to rates as of December 31, 2022.

(7) Loans Receivable and Allowance for Credit Losses
Loans receivable as of December 31, 2023 and 2022 are summarized as follows (in thousands):

	2023	2022
Mortgage loans:
Commercial	$4,512,411	4,316,185
Multi-family	1,812,500	1,513,818
Construction	653,246	715,494
Residential	1,164,956	1,177,698
Total mortgage loans	8,143,113	7,723,195
Commercial loans	2,442,406	2,233,670
Consumer loans	299,164	304,780
Total gross loans	10,884,683	10,261,645
Premiums on purchased loans	1,474	1,380
Net deferred fees	(12,456)	(14,142)
Total loans	$10,873,701	10,248,883
Accrued interest on loans totaled $50.9 million and $43.8 million as of December 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Bank does not, as a general practice, make loans to its directors, or to their immediate family members and related interests. As of December 31, 2023, As of December 31, 2023, the Bank had aggregate loans and loan commitments totaling $3.6 million to its executive officers or their related entities. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features. It is the policy of the Bank that no loan or extension of credit of any type shall be made to any member of the board of directors or their immediate family, or to any entity which is controlled by a member of the board of directors or their immediate family and none existed as of December 31, 2023.
Premiums and discounts on purchased loans are amortized or accreted over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against or credited to interest income, as appropriate. For the years ended December 31, 2023, 2022 and 2021, as a result of prepayments and normal amortization, interest income decreased $206,000, $270,000 and $604,000, respectively.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	As of December 31, 2023
	30-59 Days	60-89 Days	90 days or more past due and accruing	Non-accrual	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$825	—	—	5,151	5,976	4,506,435	4,512,411	5,151
Multi-family	3,815	1,635	—	744	6,194	1,806,306	1,812,500	744
Construction	—	—	—	771	771	652,475	653,246	771
Residential	3,429	1,208	—	853	5,490	1,159,466	1,164,956	853
Total mortgage loans	8,069	2,843	—	7,519	18,431	8,124,682	8,143,113	7,519
Commercial loans	998	198	—	41,487	42,683	2,399,723	2,442,406	36,281
Consumer loans	875	275	—	633	1,783	297,381	299,164	633
Total gross loans	$9,942	3,316	—	49,639	62,897	10,821,786	10,884,683	44,433

	As of December 31, 2022
	30-59 Days	60-89 Days	90 days or more past due and accruing	Non-accrual	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$2,300	412	—	28,212	30,924	4,285,261	4,316,185	22,961
Multi-family	790	—	—	1,565	2,355	1,511,463	1,513,818	1,565
Construction	905	1097	—	1,878	3,880	711,614	715,494	1,878
Residential	1,411	1,114	—	1,928	4,453	1,173,245	1,177,698	1,928
Total mortgage loans	5,406	2,623	—	33,583	41,612	7,681,583	7,723,195	28,332
Commercial loans	964	1,014	—	24,188	26,166	2,207,504	2,233,670	21,156
Consumer loans	885	147	—	738	1,770	303,010	304,780	739
Total gross loans	$7,255	3,784	—	58,509	69,548	10,192,097	10,261,645	50,227
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status. The principal amount of non-accrual loans was $49.6 million and $58.5 million as of December 31, 2023 and 2022, respectively. There were no loans 90-days or greater past due and still accruing interest as of December 31, 2023 and 2022.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.6 million, $1.0 million and $1.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$88,023	80,740	101,466
Cumulative effect of adopting ASU 2022-02	(594)	—	—
Provision charge (benefit) for credit losses on loans	27,900	8,400	(24,300)
Recoveries of loans previously charged off	2,292	5,431	9,030
Loans charged off	(10,421)	(6,548)	(5,456)
Balance at end of period	$107,200	88,023	80,740

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	For the Year Ended December 31, 2023
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting ASU 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) for credit losses on loans	16,877	11,159	(136)	27,900
Recoveries of loans previously charged off	546	1,309	437	2,292
Loans charged off	(1,724)	(8,363)	(334)	(10,421)
Balance at end of period	$73,407	31,475	2,318	107,200

	For the Year Ended December 31, 2022
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$52,104	26,343	2,293	80,740
Provision charge (benefit) for credit losses on loans	11,087	(2,489)	(198)	8,400
Recoveries of loans previously charged off	585	4,192	654	5,431
Loans charged off	(5,558)	(633)	(357)	(6,548)
Balance at end of period	$58,218	27,413	2,392	88,023
For the year ended December 31, 2023, the Company recorded an $27.9 million provision for credit losses on loans, compared with a provision for credit losses of $8.4 million for the year ended December 31, 2022. The increase in the year-over-year provision for credit losses was primarily attributable to a worsened economic forecast and related deterioration in the projected commercial property price indices used in our CECL model.
The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	1,700	1,700
Residential	—	—	—	—	—	24	24
Total mortgage loans	$—	—	—	—	—	1,724	1,724
Commercial loans	—	—	—	5,000	—	3,363	8,363
Consumer loans (1)	24	—	—	—	—	13	37
Total gross loans	$24	—	—	5,000	—	5,100	10,124
(1) During the year ended December 31, 2023, charge-offs on consumer overdraft accounts totaled $297,000, which are not included in the table above.
The Company defines an impaired loan as a non-accrual, non-homogeneous loan greater than $1.0 million, or which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of December 31, 2023, there were 17 impaired loans totaling $42.3 million that were individually evaluated for impairment.
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
As of December 31, 2023, impaired loans totaled $42.3 million with related specific reserves of $2.9 million. As of December 31, 2023, the Company had collateral-dependent impaired loans with a fair value of $24.1 million secured by commercial real estate. As of December 31, 2022, the Company had collateral-dependent loans with a fair value of $21.3 million secured by commercial real estate, $1.9 million secured by business assets and $800,000 secured by residential real estate.
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
The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification types
Commercial	Term extension, interest rate reductions, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term, as well as term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.

Automobile/ Direct Installment	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a modified retrospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a projected loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. As a result, the Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax, to retained earnings.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Total	% of Total Class of Loans and Leases

Mortgage loans:
Multi-family	$—	—	1,508	1,508	0.08%
Total mortgage loans	—	—	1,508	1,508	0.02
Commercial loans	3,771	—	1,250	5,021	0.21
Total gross loans	$3,771	—	2,758	6,529	0.06%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Increase
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23
Commercial loans	10	0.20
Total gross loans	9	0.61%
There were no loan modifications made to borrowers experiencing financial difficulty for year ended December 31, 2023, that subsequently defaulted.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands):

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

The following table presents the number of loans modified as TDRs during the year ended December 31, 2022 and their balances immediately prior to the modification date and post-modification as of December 31, 2022:

	Year Ended December 31, 2022
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Multi-Family	1	$1,618	1,566
Residential	2	265	198
Total mortgage loans	3	1,883	1,764
Commercial loans	1	209	143
Consumer loans	1	108	85
Total restructured loans	5	$2,200	1,992
During the year ended December 31, 2022, $5.5 million of charge-offs were recorded on collateral dependent impaired loans. There was one loan totaling $143,000 which had a payment default (90 days or more past due) for a loan modified as a TDR within the 12-month period ending December 31, 2022. For TDRs that subsequently default, the Company determined the amount of the allowance for the respective loans in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of December 31, 2023, the balance of PCD loans totaled $165.1 million with a related allowance for credit losses of $1.7 million. The balance of PCD loans as of December 31, 2022, was $193.0 million with a related allowance for credit losses of $1.7 million.
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
The Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA were repaid by the SBA to the Company. Eligibility ended for this program in May of 2021. PPP loans are included in our commercial loan portfolio. As of December 31, 2023, the Company secured 2,067 PPP loans for its customers totaling $682.0 million, which includes both the initial round and the second round of PPP. As of December 31, 2023, 2,054 PPP loans totaling $679.4 million were forgiven. The balance as of December 31, 2023 for PPP loans was $2.5 million.

The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	24,598	4,500	—	82,141
Substandard	482	—	—	—	—	9,599	434	—	10,515
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	482	10,926	3,048	28,511	10,558	34,197	4,934	—	92,656
Pass/Watch	628,709	883,149	677,464	470,257	470,971	1,166,205	90,760	32,240	4,419,755
Total commercial mortgage	$629,191	894,075	680,512	498,768	481,529	1,200,402	95,694	32,240	4,512,411
Multi-family
Special mention	$—	—	—	—	—	9,500	—	—	9,500
Substandard	3,253	—	—	—	—	—	—	—	3,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,253	—	—	—	—	9,500	—	—	12,753
Pass/Watch	340,842	172,244	184,136	271,878	230,456	592,470	6,115	1,606	1,799,747
Total multi-family	$344,095	172,244	184,136	271,878	230,456	601,970	6,115	1,606	1,812,500
Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	771	—	—	771
Pass/Watch	41,209	342,890	185,034	68,603	1,339	13,400	—	—	652,475
Total construction	$41,209	342,890	185,034	68,603	1,339	14,171	—	—	653,246
Residential (1)
Special mention	$—	—	—	—	—	1,208	—	—	1,208
Substandard	—	—	—	—	—	1,285	—	—	1,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,493	—	—	2,493
Pass/Watch	96,259	141,683	200,111	195,964	89,654	438,792	—	—	1,162,463
Total residential	$96,259	141,683	200,111	195,964	89,654	441,285	—	—	1,164,956
Total Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	35,306	4,500	—	92,849
Substandard	3,735	—	—	—	—	11,655	434	—	15,824
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,735	10,926	3,048	28,511	10,558	46,961	4,934	—	108,673
Pass/Watch	1,107,019	1,539,966	1,246,745	1,006,702	792,420	2,210,867	96,875	33,846	8,034,440
Total Mortgage	$1,110,754	1,550,892	1,249,793	1,035,213	802,978	2,257,828	101,809	33,846	8,143,113
Commercial
Special mention	$450	17,008	9,338	2,409	152	22,752	23,333	687	76,129
Substandard	686	—	20,262	9,235	2,034	11,313	10,736	508	54,774
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	8,147	17,008	29,600	11,644	2,186	34,065	34,069	1,195	137,914
Pass/Watch	358,578	316,015	318,416	131,647	143,677	493,191	471,962	71,006	2,304,492
Total commercial	$366,725	333,023	348,016	143,291	145,863	527,256	506,031	72,201	2,442,406
Consumer (1)
Special mention	$—	—	—	—	—	97	178	—	275
Substandard	—	—	—	—	9	146	389	90	634
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	9	243	567	90	909
Pass/Watch	29,083	26,098	18,101	3,459	14,375	85,383	108,431	13,325	298,255
Total consumer	$29,083	26,098	18,101	3,459	14,384	85,626	108,998	13,415	299,164
Total Loans
Special mention	$450	27,934	12,386	30,920	10,710	58,155	28,011	687	169,253
Substandard	4,421	—	20,262	9,235	2,043	23,114	11,559	598	71,232
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	11,882	27,934	32,648	40,155	12,753	81,269	39,570	1,285	247,496
Pass/Watch	1,494,680	1,882,079	1,583,262	1,141,808	950,472	2,789,441	677,268	118,177	10,637,187
Total gross loans	$1,506,562	1,910,013	1,615,910	1,181,963	963,225	2,870,710	716,838	119,462	10,884,683
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	3,071	26,809	52,509	14,740	—	—	97,129
Substandard	—	—	—	—	18,020	11,774	434	—	30,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	26,809	70,529	26,514	434	—	127,357
Pass/Watch	951,367	630,584	567,448	546,474	218,620	1,164,854	94,716	14,765	4,188,828
Total commercial mortgage	$951,367	630,584	570,519	573,283	289,149	1,191,368	95,150	14,765	4,316,185

Multi-family
Special mention	$—	—	—	—	—	9,730	—	—	9,730
Substandard	—	—	—	—	—	2,356	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	12,086	—	—	12,086
Pass/Watch	142,550	150,293	282,228	234,953	187,499	502,177	887	1,145	1,501,732
Total multi-family	$142,550	150,293	282,228	234,953	187,499	514,263	887	1,145	1,513,818

Construction
Special mention	$—	—	—	—	19,728	905	—	—	20,633
Substandard	—	—	—	2,197	777	—	—	—	2,974
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,197	20,505	905	—	—	23,607
Pass/Watch	168,674	362,542	103,067	38,639	16,917	62		1,986	691,887
Total construction	$168,674	362,542	103,067	40,836	37,422	967	—	1,986	715,494

Residential (1)
Special mention	$—	—	—	—	—	1,114	—	—	1,114
Substandard	—	—	—	—	264	4,417	—	—	4,681
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	264	5,531	—	—	5,795
Pass/Watch	151,077	212,697	211,445	95,872	58,226	442,586		—	1,171,903
Total residential	$151,077	212,697	211,445	95,872	58,490	448,117	—	—	1,177,698

	Gross Loans Held for Investment by Year of Origination as of December 31, 2022
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving loans to term loans	Total Loans
Total Mortgage
Special mention	$—	—	3,071	26,809	72,237	26,489	—	—	128,606
Substandard	—	—	—	2,197	19,061	18,547	434	—	40,239
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	3,071	29,006	91,298	45,036	434	—	168,845
Pass/Watch	1,413,668	1,356,116	1,164,188	915,938	481,262	2,109,679	95,603	17,896	7,554,350
Total Mortgage	$1,413,668	1,356,116	1,167,259	944,944	572,560	2,154,715	96,037	17,896	7,723,195

Commercial
Special mention	$75	1,148	444	201	10,156	4,379	14,530	140	31,073
Substandard	—	7,605	10,230	4,391	3,561	13,734	7,604	364	47,489
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	10,674	4,592	13,717	18,113	22,134	504	78,562
Pass/Watch	377,662	320,334	162,175	161,150	87,396	522,798	492,717	30,876	2,155,108
Total commercial	$377,737	329,087	172,849	165,742	101,113	540,911	514,851	31,380	2,233,670

Consumer (1)
Special mention	$—	—	—	—	—	146	—	—	146
Substandard	—	—	8	—	109	332	209	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	8	—	109	478	209	—	804
Pass/Watch	30,132	20,671	2,909	16,682	16,156	88,173	115,777	13,476	303,976
Total consumer	$30,132	20,671	2,917	16,682	16,265	88,651	115,986	13,476	304,780

Total Loans
Special mention	$75	1,148	3,515	27,010	82,393	31,014	14,530	140	159,825
Substandard	—	7,605	10,238	6,588	22,731	32,613	8,247	364	88,386
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	75	8,753	13,753	33,598	105,124	63,627	22,777	504	248,211
Pass/Watch	1,821,462	1,697,121	1,329,272	1,093,770	584,814	2,720,650	704,097	62,248	10,013,434
Total gross loans	$1,821,537	1,705,874	1,343,025	1,127,368	689,938	2,784,277	726,874	62,752	10,261,645
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

(8) Banking Premises and Equipment
A summary of banking premises and equipment as of December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Land	$13,394	14,424
Banking premises	72,905	74,945
Furniture, fixtures and equipment	56,082	55,883
Leasehold improvements	45,154	49,878
Construction in progress	5,331	1,012
Total banking premises and equipment	192,866	196,142
Less accumulated depreciation and amortization	121,868	116,348
Net banking premises and equipment	$70,998	79,794
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $8.7 million, $9.8 million and $9.0 million, respectively.
(9) Intangible Assets
Intangible assets as of December 31, 2023 and 2022 are summarized as follows (in thousands):

	2023	2022
Goodwill	$443,623	443,623
Core deposit premiums	1,901	2,445
Customer relationship and other intangibles	11,867	14,202
Mortgage servicing rights	551	622
Total intangible assets	$457,942	460,892
Amortization expense of intangible assets for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Core deposit premiums	$544	730	917
Customer relationship and other intangibles	2,335	2,488	2,597
Mortgage servicing rights	73	74	150
Total amortization expense of intangible assets	$2,952	3,292	3,664
Scheduled amortization of core deposit premiums and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2024	$2,432
2025	2,266
2026	2,096
2027	2,043
2028	2,004

(10) Deposits
Deposits as of December 31, 2023 and 2022 are summarized as follows (in thousands):

	2023	Weighted average interest rate	2022	Weighted average interest rate
Savings deposits	$1,175,683	0.21%	$1,438,583	0.15%
Money market accounts	2,325,364	2.67	2,542,160	1.21
NOW accounts (1)	3,492,184	2.77	3,186,926	1.24
Non-interest bearing deposits	2,203,341	—	2,643,919	—
Certificates of deposit (2)	1,095,942	3.85	751,436	1.88
Total deposits	$10,292,514		$10,563,024
(1)Our insured cash sweep ("ICS") product totaled $520.2 million as of December 31, 2023 and are located within NOW accounts.
(2)Time deposits equal to or in excess of $250,000 were, $218.5 million and $108.2 million as of December 31, 2023 and December 31, 2022, respectively. Additionally, our Certificate of Deposit Account Registry Service ("CDARS") product totaled $163.9 million as of December 31, 2023.
Within total deposits, brokered deposits totaled $689.3 million as of December 31, 2023. Our brokered deposits are made up primarily of ICS deposits and CDARS. Both of these services are provided by the bank to increase the level of customers' deposit insurance.
 Scheduled maturities of certificates of deposit accounts as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Within one year	$1,020,285	584,150
One to three years	63,866	146,053
Three to five years	11,773	21,111
Five years and thereafter	18	122
	$1,095,942	751,436
Interest expense on deposits for the years ended December 31, 2023, 2022 and 2021 is summarized as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Savings deposits	$2,184	1,276	1,604
NOW and money market accounts	125,471	32,048	20,458
Certificates of deposits	31,804	5,380	4,451
	$159,459	38,704	26,513

(11) Borrowed Funds
Borrowed funds as of December 31, 2023 and 2022 are summarized as follows (in thousands):

	2023	2022
Securities sold under repurchase agreements	$72,161	98,000
FHLB line of credit	148,000	486,000
FHLB advances	1,299,872	753,370
FED Bank Term Funding Program ("BTFP") Borrowing	450,000	—
Total borrowed funds	$1,970,033	1,337,370
Total long-term borrowings totaled $534.8 million and $134.9 million as of December 31, 2023 and December 31, 2022, respectively, while total short-term borrowings totaled $1.44 billion and $1.20 billion for the same periods.
As of December 31, 2023, FHLB advances were at fixed rates and mature between January 2024 and September 2027, and as of December 31, 2022, FHLB advances were at fixed rates and mature between January 2023 and July 2025. These advances are secured by loans receivable under a blanket collateral agreement.
In March 2023, the Bank established a facility under the BTFP with the Federal Reserve Bank of New York. The Bank pledged approximately $589.1 million in security collateral to the facility improving its access to immediate funding. Advances under the Program can be requested until March 11, 2024. We elected to participate in the BTFP program due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
Scheduled maturities of FHLB advances and lines of credit as of December 31, 2023 are as follows (in thousands):

2023
Due in one year or less	$1,063,065
Due after one year through two years	502,362
Due after two years through three years	157,445
Due after three years through four years	175,000
Due after four years through five years	—
Thereafter	—
Total FHLB advances and lines of credit	$1,897,872
Scheduled maturities of securities sold under repurchase agreements as of December 31, 2023 are as follows (in thousands):

2023
Due in one year or less	$72,161
Thereafter	—
Total securities sold under repurchase agreements	$72,161

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2023 and 2022 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2023
Securities sold under repurchase agreements	$99,669	87,227	1.69%
FHLB line of credit	500,000	262,289	5.29
FHLB advances	1,592,277	1,282,124	3.14
FED BTFP Borrowing	450,000	4,932	4.83
2022
Securities sold under repurchase agreements	$125,506	113,550	0.38%
FHLB line of credit	486,000	139,012	3.32
FHLB advances	753,370	503,713	0.85
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of December 31, 2023 and December 31, 2022, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and other purposes required by law, totaled $924.6 million and $1.59 billion, respectively. Additionally, as of December 31, 2023, the par value of securities pledged to secure the BTFP was $589.1 million.
Interest expense on borrowings for the years ended December 31, 2023, 2022 and 2021 amounted to $55.9 million, $9.3 million and $8.6 million, respectively.
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
Subordinated debentures as of December 31, 2023 and 2022 totaled $10.7 million and $10.5 million, respectively, while interest expense on these subordinated debentures for the year ended December 31, 2023, 2022 and 2021 totaled $1.1 million, $615,000 and $1.2 million, respectively.

(13) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2023, no contributions will be made to the pension plan in 2024.
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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2023	2022	2021	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$24,550	32,517	35,170	12,095	16,748	18,805
Service cost	—	—	—	13	28	34
Interest cost	1,208	855	790	600	443	424
Actuarial (gain) loss	(149)	(48)	(294)	(357)	140	(412)
Benefits paid	(1,648)	(1,658)	(1,656)	(658)	(933)	(584)
Change in actuarial assumptions	462	(7,116)	(1,493)	(349)	(4,331)	(1,519)
Benefit obligation at end of year	$24,423	24,550	32,517	11,344	12,095	16,748
Change in plan assets:
Fair value of plan assets at beginning of year	$47,930	58,451	54,617	—	—	—
Actual (loss) return on plan assets	6,452	(8,863)	5,490	—	—	—
Employer contributions	—	—	—	658	933	584
Benefits paid	(1,648)	(1,658)	(1,656)	(658)	(933)	(584)
Fair value of plan assets at end of year	52,734	47,930	58,451	—	—	—
Funded status at end of year	$28,311	23,380	25,934	(11,344)	(12,095)	(16,748)
For the years ended December 31, 2023 and 2022, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the PRI 2012 mortality table with the fully generational projection scale MP 2021 issued by The Society of Actuaries ("SOA") in October 2021. The prepaid pension benefits of $28.3 million and the unfunded post-retirement healthcare and life insurance benefits of $11.3 million as of December 31, 2023 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (income) related to the pension plan and other post-retirement benefits, on a pre-tax basis, as of December 31, 2023 and 2022 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2023	2022	2023	2022
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (income)	5,633	9,658	(10,378)	(11,802)
Total accumulated other comprehensive loss (income)	$5,633	9,658	(10,378)	(11,802)

Net periodic (benefit) increase cost for the years ending December 31, 2023, 2022 and 2021, included the following components (in thousands):

	Pension			Post-retirement
	2023	2022	2021	2023	2022	2021
Service cost	$—	—	—	13	28	34
Interest cost	1,208	855	790	600	443	424
Return on plan assets	(2,824)	(3,456)	(3,227)	—	—	—
Amortization of:
Net loss (gain)	709	—	472	(2,130)	(1,304)	(1070)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(907)	(2,601)	(1,965)	(1,517)	(833)	(612)
The weighted average actuarial assumptions used in the plan determinations as of December 31, 2023, 2022 and 2021 were as follows:

	Pension			Post-retirement
	2023	2022	2021	2023	2022	2021
Discount rate	4.90%	5.10%	2.70%	4.90%	5.10%	2.70%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	5.50	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.90% was selected for the December 31, 2023 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits as of December 31, 2023 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$60	(50)
Effect on post-retirement benefits obligation	$1,200	(1,000)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2024	$1,757	681
2025	1,766	717
2026	1,768	720
2027	1,776	741
2028	1,779	746

The weighted-average asset allocation of pension plan assets as of December 31, 2023 and 2022 were as follows:

Asset Category	2023	2022
Domestic equities	38%	37%
Foreign equities	11%	11%
Fixed income	49%	50%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
The following tables present the assets that are measured at fair value on a recurring basis by level within the GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits as of December 31, 2023 and 2022, respectively (in thousands):
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements as of December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$76	—	76	—
Mutual funds:
Fixed income	25,728	25,728	—	—
International equity	5,713	5,713	—	—
Large U.S. equity	1,577	1,577	—	—
Small/Mid U.S. equity	1,114	1,114	—	—
Total mutual funds	34,132	34,132	—	—
Pooled separate accounts	18,526	—	18,526	—
Total Plan assets	$52,734	34,132	18,602	—

	Fair value measurements as of December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$92	—	92	—
Mutual funds:
Fixed income	23,819	23,819	—	—
International equity	5,362	5,362	—	—
Large U.S. equity	1,433	1,433	—	—
Small/Mid U.S. equity	929	929	—	—
Total mutual funds	31,543	31,543	—	—
Pooled separate accounts	16,295	—	16,295	—
Total Plan assets	$47,930	31,543	16,387	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2023, 2022 and 2021, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the board of directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2023, 2022 and 2021 were $1.3 million, $1.2 million and $1.2 million, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $73,000, $73,000 and $74,000 for the years 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $1.6 million and $1.7 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, there was no change recorded in other comprehensive income (loss) for 2023, while an increase of $283,000 and an increase of $68,000, net of tax, were recorded for 2022 and 2021, respectively.
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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $5,000, $5,000, and $6,250 to former board members under this plan for each of the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $126,000 and $125,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. A decrease of $7,000, net of tax, was recorded in other comprehensive income for 2023, while increases of $11,000 and $689, net of tax, were recorded for 2022 and 2021, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal as of December 31, 2023, was $6.4 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2023 and 2022, 311,946 shares and 299,566 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 286,562 as of December 31, 2023, and had a fair value of $5.2 million. ESOP compensation expense for the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $4.1 million and $4.3 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated (benefit) expense for the years ending December 31, 2023, 2022 and 2021 was $262,000, $312,000 and $25,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2023, 2022 and 2021 was $432,000, $144,000 and $180,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
2019 Long-Term Equity Incentive Plan
Upon stockholders’ approval of the 2019 Long-Term Equity Incentive Plan on April 25, 2019, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2019 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the Amended and Restated Long-Term Incentive Plan. The new plan authorized the issuance of up to 1,350,000 shares of Company common stock to be issued as stock awards. As of December 31, 2023, 749,860 shares remain available for grant under the plan. Shares previously awarded under prior equity incentive plans that are subsequently forfeited or expire may also be issued under this new plan.
Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $7.6 million, $9.4 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2023	2022	2021
Outstanding at beginning of year	1,023,130	900,483	785,181
Granted	427,053	447,526	500,892
Forfeited	(328,761)	(105,556)	(144,476)
Vested	(68,330)	(219,323)	(241,114)
Outstanding at the end of year	1,053,092	1,023,130	900,483
As of December 31, 2023, unrecognized compensation cost relating to unvested restricted stock totaled $7.1 million. This amount will be recognized over a remaining weighted average period of 1.6 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2023, 2022 and 2021, and changes during the year is presented below:

	2023		2022		2021
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	600,806	$19.01	566,453	$18.73	596,441	$17.96
Granted	—	—	34,353	23.70	56,605	20.66
Exercised	(51,881)	15.23	—	—	(86,593)	14.69
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at the end of year	548,925	$19.37	600,806	$19.01	566,453	$18.73

The total fair value of options vesting during 2023, 2022 and 2021 was $198,000, $195,000 and $190,000, respectively.
Compensation expense of approximately $77,000 and $11,000 is projected for 2024 and 2025 respectively, on stock options outstanding as of December 31, 2023. No compensation expense is projected for 2026 on stock options outstanding as of December 31, 2023.
The following table summarizes information about stock options outstanding as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$15.23-18.70	223,061	1.1	$17.75	223,061	$17.75
$20.62-27.25	325,864	5.8	$23.20	284,094	$23.33

The stock options outstanding and stock options exercisable as of December 31, 2023, both had an aggregate intrinsic value of $133,000.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $144,000, $198,000 and $200,000 for 2023, 2022 and 2021, respectively.
The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company’s stock option awards are expensed on a straight-line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the grant date stock price. The expected option term is a function of the option life and the vesting period.
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2022	2021
Expected dividend yield	4.05%	4.45%
Expected volatility	36.33%	30.75%
Risk-free interest rate	1.74%	0.73%
Expected option life	8 years	8 years
There were no options granted during 2023, while the weighted average fair value of options granted during 2022 and 2021 was $5.80 and $3.52 per option, respectively.
(14) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$31,972	41,379	28,798
State	12,684	20,859	17,986
Total current income tax expense	44,656	62,238	46,784
Deferred:
Federal	905	1,825	10,548
State	1,820	395	1,865
Total deferred income tax expense	2,725	2,220	12,413
Total income tax expense	$47,381	64,458	59,197
The Company recorded a deferred tax expense (benefit) of $11.1 million, ($68.2) million and ($8.3) million during 2023, 2022 and 2021, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. The Company recorded a deferred tax (benefit) expense of ($3.9) million, $6.2 million and $3.1 million in 2023, 2022 and 2021, respectively, related to the unrealized gains (losses) on cash flow hedge advances, which is reported in accumulated other comprehensive income (losses), net of tax. Also, the Company recorded a deferred tax expense (benefit) of $884,000, $(517,000) and $1.4 million in 2023, 2022 and 2021, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Tax expense at statutory rates	$36,932	50,422	47,695
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	11,313	16,791	15,682
Tax-exempt interest income	(2,514)	(2,590)	(2,690)
Bank-owned life insurance	(1,361)	(1,257)	(1,665)
Other, net	3,011	1,092	175
Total income tax expense	$47,381	64,458	59,197
The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses on loans	$28,404	23,794
Allowance for credit loss on off-balance sheet ("OBS") credit exposure	924	853
Post-retirement benefit	5,758	6,458
Deferred compensation	384	569
Depreciation	1,126	1,412
SERP	1,137	1,130
ESOP	402	812
Stock-based compensation	2,963	5,818
Non-accrual interest	172	234
Federal Net Operating Loss ("NOL")	160	197
Unrealized losses on available for sale debt securities	57,198	68,324
Lease liability	15,914	17,126
Other	112	—
Total gross deferred tax assets	114,654	126,727
Deferred tax liabilities:
Pension expense	8,997	8,928
Contingent consideration	283	162
Deferred loan costs	11,376	8,533
Investment securities, principally due to accretion of discounts	66	95
Purchase accounting adjustments	371	363
Intangibles	1,620	1,366
Originated mortgage servicing rights	147	169
Pension liability adjustments	1,459	575
Net unrealized gain on hedging activities	3,674	7,576
Lease right-of-use asset	15,084	16,370
Other	—	361
Total gross deferred tax liabilities	43,077	44,498
Net deferred tax asset	$71,577	82,229
Retained earnings as of December 31, 2023 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. As of December 31, 2023, the Company had an unrecognized tax liability of $14.0 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $760,000 of NOL carryforwards available to offset future taxable income as of December 31, 2023. If not utilized, these carryforwards will expire in 2031. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions as of December 31, 2023 and 2022.

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
The Company's Federal and Pennsylvania Mutual Thrift Institutions tax returns are open for examination from 2020. The Company's New York State tax returns are open for examination from 2020. The Company's New Jersey State tax returns are open for examination from 2019.
(15) Commitments and Concentrations of Credit Risk
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $2.09 billion and $2.06 billion as of December 31, 2023 and 2022, respectively, and undisbursed home equity and personal credit lines of $273.0 million and $279.2 million, as of December 31, 2023 and 2022, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.
The Bank grants residential real estate loans on single- and multi-family dwellings to borrowers primarily in New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral and value of the underlying collateral. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.
A substantial portion of the Bank’s loans are to borrowers operating in or, are secured by real estate located in New Jersey, our primary market area. Accordingly, the collectability of a substantial portion of the Bank’s loan portfolio may be susceptible to changes in local real estate market conditions and the regional business environment.

(16) Contingencies
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
On May 2, 2022, a purported class action complaint was filed against the Bank in the Superior Court of New Jersey, which alleges that the Bank wrongfully assessed overdraft fees related to debit card transactions. The complaint asserts claims for breach of contract and breach of the covenant of good faith and fair dealing as well as an alleged violation of the New Jersey Consumer Fraud Act. Plaintiff seeks to represent a proposed class of all the Bank's checking account customers who were charged overdraft fees on transactions that were authorized into a positive available balance. Plaintiff seeks unspecified damages, costs, attorneys’ fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for the plaintiff and the proposed class. The Bank denies the allegations and is vigorously defending the matter. The parties had an initial mediation meeting on October 20, 2023, and the matter remains pending.
Although the Bank is vigorously defending the litigation, the ultimate outcome of this litigation, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. As a result of this, a $3.0 million charge was recorded in the fourth quarter of 2023 for estimated contingent litigation reserves.

(17) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect as of December 31, 2023, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized; adequately capitalized; undercapitalized, significantly undercapitalized; and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
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
As of December 31, 2023 and 2022, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2023 and 2022, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2023 and 2022, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 leverage capital	$1,396,512	10.22%	$546,662	4.00%	$546,662	4.00%	$683,327	5.00%
Common equity Tier 1 risk-based capital	1,383,625	11.45	543,720	4.50	845,786	7.00	785,373	6.50
Tier 1 risk-based capital	1,396,512	11.56	724,959	6.00	1,027,026	8.50	966,612	8.00
Total risk-based capital	1,496,545	12.39	966,612	8.00	1,268,679	10.50	1,208,266	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 leverage capital	$1,326,676	10.00%	$530,610	4.00%	$530,610	4.00%	$663,262	5.00%
Common equity Tier 1 risk-based capital	1,313,789	11.36	520,312	4.50	809,374	7.00	751,562	6.50
Tier 1 risk-based capital	1,326,676	11.47	693,749	6.00	982,812	8.50	924,999	8.00
Total risk-based capital	1,404,466	12.15	924,999	8.00	1,214,061	10.50	1,156,249	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 leverage capital	$1,343,223	9.84%	$546,168	4.00%	$546,168	4.00%	$682,709	5.00%
Common equity Tier 1 risk-based capital	1,343,223	11.12	543,465	4.50	845,390	7.00	785,005	6.50
Tier 1 risk-based capital	1,343,223	11.12	724,620	6.00	1,026,545	8.50	966,160	8.00
Total risk-based capital	1,443,256	11.95	966,160	8.00	1,268,085	10.50	1,207,700	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 leverage capital	$1,260,603	9.51%	$530,396	4.00%	$530,396	4.00%	$662,995	5.00%
Common equity Tier 1 risk-based capital	1,260,603	10.91	520,070	4.50	808,998	7.00	751,213	6.50
Tier 1 risk-based capital	1,260,603	10.91	693,427	6.00	982,355	8.50	924,569	8.00
Total risk-based capital	1,338,393	11.58	924,569	8.00	1,213,497	10.50	1,155,712	10.00

(18) Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

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
For the years ended December 31, 2023, 2022 and 2021, the Company recorded a $264,000 provision, a $3.4 million negative provision and a $1.5 million provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $3.4 million and $3.2 million as of December 31, 2023 and 2022, respectively, and included in other liabilities on the Consolidated Statements of Financial Condition.
(19) Fair Value Measurements
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2023 and December 31, 2022.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
Equity Securities, at Fair Value
The Company holds equity securities that are traded in active markets with readily determinable fair value using quoted market prices.
Derivatives
The Company records all derivatives on the statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of these derivatives are recognized directly in earnings.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2023 and 2022.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2023 and 2022.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2023 and 2022, by level within the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,878	$253,878	—	—
Agency guaranteed obligations	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	—	32,235	—
State and municipal obligations	56,584	—	56,584	—
Corporate obligations	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	253,878	1,436,234	—
Equity Securities	1,270	1,270	—	—
Derivative assets	101,754	—	101,754
	$1,793,136	255,148	1,537,988	—

Derivative liabilities	$88,835	—	88,835	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,139	—	—	24,139
Foreclosed assets	11,651	—	—	11,651
	$35,790	—	—	35,790

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$245,816	245,816	—	—
Mortgage-backed securities	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	—	37,621	—
State and municipal obligations	56,864	—	56,864	—
Corporate obligations	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	245,816	1,557,732	—
Equity Securities	1,147	1,147	—	—
Derivative assets	148,151	—	148,151	—
	$1,952,846	246,963	1,705,883	—

Derivative liabilities	$120,896	—	120,896	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,988	—	—	23,988
Foreclosed assets	2,124	—	—	2,124
	$26,112	—	—	26,112
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2023 and 2022.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of December 31, 2023 and December 31, 2022, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2023 and December 31, 2022. Fair values are presented by level within the fair value hierarchy:

		Fair Value Measurements as of December 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$180,255	180,255	180,255	—	—
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	253,878	—	—
Agency guaranteed obligations	27,498	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	32,235	—	32,235	—
State and municipal obligations	56,584	56,584	—	56,584	—
Corporate obligations	34,308	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	1,690,112	253,878	1,436,234	—
Held to maturity debt securities, net of allowance for credit losses:
U.S. Treasury obligations	$5,146	5,147	5,147	—	—
Agency-sponsored obligations	11,058	10,406	10,406	—	—
State and municipal obligations	339,789	330,360	—	330,360	—
Corporate obligations	7,087	6,688	—	6,688	—
Total held to maturity debt securities, net of allowance for credit losses	$363,080	352,601	15,553	337,048	—
FHLBNY stock	79,217	79,217	79,217	—	—
Equity Securities	1,270	1,270	1,270	—	—
Loans, net of allowance for credit losses	10,766,501	10,437,204	—	—	10,437,204
Derivative assets	101,754	101,754	—	101,754	—

Financial liabilities:
Deposits other than certificates of deposits	$9,196,572	9,196,572	9,196,572	—	—
Certificates of deposit	1,095,942	1,093,125	—	1,093,125	—
Total deposits	$10,292,514	10,289,697	9,196,572	1,093,125	—
Borrowings	1,970,033	1,960,174	—	1,960,174	—
Subordinated Debentures	10,695	9,198	—	9,198	—
Derivative liabilities	88,835	88,835	—	88,835	—

		Fair Value Measurements as of December 31, 2022 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,508	186,508	186,508	—	—
Available for sale debt securities:
U.S. Treasury obligations	245,816	245,816	245,816	—	—
Mortgage-backed securities	1,427,139	1,427,139	—	1,427,139	—
Asset-backed securities	37,621	37,621	—	37,621	—
State and municipal obligations	56,864	56,864	—	56,864	—
Corporate obligations	36,108	36,108	—	36,108	—
Total available for sale debt securities	$1,803,548	1,803,548	245,816	1,557,732	—
Held to maturity debt securities:
Agency-sponsored obligations	$9,997	8,964	8,964	—	—
State and municipal obligations	366,146	353,417	—	353,417	—
Corporate obligations	11,780	11,087	—	11,087	—
Total held to maturity debt securities, net of allowance for credit losses	$387,923	373,468	8,964	364,504	—
FHLBNY stock	68,554	68,554	68,554	—	—
Equity Securities	1,147	1,147	1,147	—	—
Loans, net of allowance for credit losses	10,160,860	9,768,460	—	—	9,768,460
Derivative assets	148,151	148,151	—	148,151	—

Financial liabilities:
Deposits other than certificates of deposits	$9,811,588	9,811,588	9,811,588	—	—
Certificates of deposit	751,436	745,155	—	745,155	—
Total deposits	$10,563,024	10,556,743	9,811,588	745,155	—
Borrowings	1,337,370	1,324,578	—	1,324,578	—
Subordinated Debentures	10,493	9,422	—	9,422	—
Derivative liabilities	120,896	120,896	—	120,896	—

(20) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income	$128,398	175,648	167,921
Basic weighted average common shares outstanding	74,844,489	74,700,623	76,471,933
Plus:
Dilutive shares	28,767	81,747	88,907
Diluted weighted average common shares outstanding	74,873,256	74,782,370	76,560,840
Earnings per share:
Basic	$1.72	2.35	2.20
Diluted	$1.71	2.35	2.19
Anti-dilutive stock options and awards totaling 1,222,890 shares, 884,333 shares and 769,458 shares as of December 31, 2023, 2022 and 2021, respectively, were excluded from the earnings per share calculations.

(21) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$7,948	10,854
Available for sale debt securities, at fair value	1,084	960
Investment in subsidiary	1,652,767	1,544,518
Due from subsidiary—SAP	28,677	34,439
ESOP loan	6,411	13,228
Other assets	4,571	4,410
Total assets	$1,701,458	1,608,409
Liabilities and Stockholders’ Equity
Other liabilities	167	213
Subordinated Debentures	10,695	10,493
Total stockholders’ equity	1,690,596	1,597,703
Total liabilities and stockholders’ equity	$1,701,458	1,608,409

Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
Dividends from subsidiary	$61,213	109,013	102,014
Interest income	529	785	1,022
Investment gain	169	178	167
Total income	61,911	109,976	103,203
Subordinated debentures	1,051	615	1,189
Non-interest expense	2,200	1,451	1,292
Total expense	3,251	2,066	2,481
Income before income tax expense	58,660	107,910	100,722
Income tax expense	247	—	—
Income before undistributed net income of subsidiary	58,413	107,910	100,722
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	69,985	67,738	67,199
Net income	$128,398	175,648	167,921

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$128,398	175,648	167,921
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(69,985)	(67,738)	(67,199)
ESOP allocation	3,086	4,140	4,318
SAP allocation	7,569	9,407	5,451
Stock option allocation	144	198	200
Decrease (increase) in due from subsidiary—SAP	5,762	3,847	(4,061)
Increase in other assets	(11,317)	(13,817)	(3,430)
Decrease in other liabilities	(45)	(142)	(12)
Net cash provided by (used in) operating activities	63,612	111,543	103,188
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	—	—	—
Net decrease in ESOP loan	6,817	6,387	5,939
Net cash provided by investing activities	6,817	6,387	5,939
Cash flows from financing activities:
Purchases of treasury stock	—	(46,530)	(20,711)
Purchase of employee restricted shares to fund statutory tax withholding	(1,678)	(1,021)	(961)
Cash dividends paid	(72,447)	(72,023)	(71,478)
Repayment of subordinated debentures	—	—	(15,000)
Shares issued dividend reinvestment plan	—	—	—
Stock options exercised	790	—	887
Net cash used in financing activities	(73,335)	(119,574)	(107,263)
Net increase (decrease) in cash and cash equivalents	(2,906)	(1,644)	1,864
Cash and cash equivalents at beginning of period	10,854	12,498	10,634
Cash and cash equivalents at end of period	$7,948	10,854	12,498

(22) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2023			2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net (losses) gains arising during the period	$43,250	(11,125)	32,125	(254,591)	68,230	(186,361)	(31,972)	8,242	(23,730)
Reclassification adjustment for gains included in net income	—	—	—	(58)	16	(42)	(230)	59	(171)
Total	43,250	(11,125)	32,125	(254,649)	68,246	(186,403)	(32,202)	8,301	(23,901)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Net (losses) gains arising during the period	3,288	(900)	2,388	26,231	(7,030)	19,201	8,311	(2,142)	6,169
Reclassification adjustment for gains included in net income	(17,713)	4,765	(12,948)	(4,504)	1,207	(3,297)	3,878	(1,000)	2,878
Total	(14,425)	3,865	(10,560)	21,727	(5,823)	15,904	12,189	(3,142)	9,047
Amortization related to post-retirement obligations	3,249	(884)	2,365	(1,926)	517	(1,409)	5,474	(1,412)	4,062
Total other comprehensive (loss) income	$32,074	(8,144)	23,930	(234,848)	62,940	(171,908)	(14,539)	3,747	(10,792)
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2023 and 2022 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2023				2022
	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of the period	$(186,614)	1,572	19,997	(165,045)	(211)	2,981	4,093	6,863
Current period change in other comprehensive (loss) income	32,125	2,365	(10,560)	23,930	(186,403)	(1,409)	15,904	(171,908)
Balance at the end of the period	$(154,489)	3,937	9,437	(141,115)	(186,614)	1,572	19,997	(165,045)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2023	2022	2021
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	(58)	(230)	Net gain on securities transactions
	—	16	59	Income tax expense
	—	(42)	(171)	Net of tax

Cash flow hedges:
Unrealized gains (losses) on derivatives designated as cash flow hedges	(17,713)	(4,504)	3,878	Interest expense
	4,765	1,207	(1,000)	Income tax expense
	(12,948)	(3,297)	2,878

Post-retirement obligations:
Amortization of actuarial (gains) losses	(1,421)	(1304)	(598)	Compensation and employee benefits (1)
	384	349	154	Income tax expense
	(1,037)	(955)	(444)	Net of tax
Total reclassifications	$(13,985)	(4,293)	2,263	Net of tax

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2023 and 2022, the Company had 154 and 152 interest rate swaps with an aggregate notional amount of $2.30 billion and $2.40 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. As of December 31, 2023 and 2022, the Company had 12 and 14 credit derivatives, respectively, with aggregate notional amounts of $142.8 million and $157.9 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of December 31, 2023, the asset and liability positions of these fair value credit derivatives totaled $17,000 and $8,000, respectively, compared to $26,000 and $12,000, respectively, as of December 31, 2022 .
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2023, 2022 and 2021, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $11.6 million will be reclassified as a reduction to interest expense. As of December 31, 2023, the Company had 9 outstanding interest rate derivatives with an aggregate notional amount of $455.0 million that was designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of December 31, 2023 and December 31, 2022 (in thousands).

	Fair Values of Derivative Instruments as of December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,152,200	Other assets	$89,261	$1,152,200	Other liabilities	$89,461
Credit contracts	46,359	Other assets	17	96,462	Other liabilities	8
Total derivatives not designated as a hedging instrument			89,278			89,469

Derivatives designated as a hedging instrument:
Interest rate products	330,000	Other assets	15,886	125,000	Other liabilities	1,365
Total gross derivative amounts recognized on the balance sheet			105,164			90,834

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,164			$90,834

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties (1)			101,328			—
Net derivatives not offset			$3,836			$90,834

	Fair Values of Derivative Instruments as of December 31, 2022
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,198,191	Other assets	$122,047	$1,198,191	Other liabilities	$122,378
Credit contracts	47,143	Other assets	26	110,714	Other liabilities	12
Total derivatives not designated as a hedging instrument			122,073			122,390

Derivatives designated as a hedging instrument:
Interest rate products	460,000	Other assets	29,119	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			151,192			122,390

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			151,192			$122,390

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			149,800			—
Net derivatives not offset			$1,392			$122,390
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended December 31, 2023 and December 31, 2022.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (in thousands).

		Gain recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2023	2022	2021
Derivatives not designated as hedging instruments:
Interest rate products	Other income	$133	722	384
Credit contracts	Other income	(7)	(49)	29
Total derivatives not designated as hedging instruments		$126	673	413

Derivatives designated as hedging instruments:		(Gain) Loss recognized in Expense on derivatives

Interest rate products	Interest (income) expense	$(17,713)	(4,504)	3,878
Total derivatives designated as a hedging instruments		$(17,713)	(4,504)	3,878
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
As of December 31, 2023, the Company had four dealer counterparties. The Company had a net asset position with respect to all of its counterparties.
(24) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2023, 2022 and 2021 the out-of-scope revenue related to financial instruments were 89%, 84% and 82% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(in-thousands)	2023	2022	2021
Non-interest income
In-scope of Topic 606:
Wealth management fees	$27,669	27,870	30,756
Insurance agency income	13,934	11,440	10,216
Banking service charges and other fees:
Service charges on deposit accounts	12,959	12,553	10,921
Debit card and ATM fees	2,963	3,124	5,665
Total banking service charges and other fees	15,922	15,677	16,586
Total in-scope non-interest income	57,525	54,987	57,558
Total out-of-scope non-interest income	22,304	32,802	29,251
Total non-interest income	$79,829	87,789	86,809
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
Service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services is generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.

(25) Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of December 31, 2023 and December 31, 2022 (in thousands):

	Classification	December 31, 2023	December 31, 2022
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$56,907	$60,577
Lease Liabilities:
Operating lease liabilities	Other liabilities	$60,039	$63,372
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
As of December 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.9 years and 2.71%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Lease Costs
Operating lease cost	$10,495	10,617
Variable lease cost	3,193	2,722
Total Lease Cost	$13,688	13,339

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2023	Year ended December 31, 2022
Operating cash flows from operating leases	$9,904	8,665

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows (in thousands):

Operating Leases
Years ended:
2022	$10,020
2023	9,540
2024	8,647
2025	7,813
2026	6,926
Thereafter	23,850
Total future minimum lease payments	66,796
Amounts representing interest	6,757
Present value of net future minimum lease payments	$60,039

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Anthony J. Labozzetta, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This report appears on page 74 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
(a) During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 9C.    Disclosure Regarding Jurisdictions that Prevent Inspections
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2024.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2023 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	548,925	$19.37	749,860
Total	548,925	$19.37	749,860
________________________
1.Consists of outstanding stock options to purchase 548,925 shares of common stock granted under the Company’s stock-based compensation plans.

2.The weighted average exercise price reflects: an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019; an exercise price of $20.62 for 107,240 stock options granted in 2020; an exercise price of $20.66 for 56,605 stock options granted in 2021; and an exercise price of $23.70 for 34,353 stock options granted in 2022 under the Company’s stock-based compensation plans. There were no new grants in 2023.
3.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2024.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2024.

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
(a)(3) Exhibits

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and Lakeland Bancorp. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on January 25, 2023)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2023, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on December 20, 2023.)

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

10.2
Amendment to Executive Chairman Agreement between Provident Financial Services, Inc. and Christopher Martin, dated December 19, 2023 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on December 22, 2023.)

10.3
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated December 31, 2021 (Filed as an exhibit to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 6, 2022/File No. 001-31566.)

10.4
Amendment to Change in Control Agreement between Provident Financial Services, Inc. and Christopher Martin, dated December 19, 2023 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on December 22, 2023.)

10.5
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

10.8
Transition Agreement with General Release of Claims, dated August 2, 2023, by and between Provident Financial Services, Inc., Provident Bank and John Kuntz (Filed as Exhibit 10.1 to the Company’s June 30, 2023 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2023/File No. 001-31566.)

10.9
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Kuntz and Lyons and Ms. Murray. (Filed as Exhibit 10.3 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

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

10.12
Supplemental Executive Retirement Plan of Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.13
Retirement Plan for the Board of Managers of Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.14
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.15
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004/File No. 001-31566.)

10.16
Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.17
Provident Financial Services, Inc. Amended and Restated the Long-Term Equity Incentive Plan. (Filed as an appendix to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2014/File No. 001-31566.)

10.18
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

10.20
Provident Financial Services, Inc. 2019 Long-Term Equity Incentive Plan (Filed as an exhibit to the Company’s December 31, 2019 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2020/File No. 001-31566.)

10.21	Provident Financial Services, Inc. Clawback Policy

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	February 28, 2024	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Labozzetta	By:	/s/ Thomas M. Lyons
	Anthony J. Labozzetta, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2024	Date:	February 28, 2024

	/s/ Christopher Martin	By:	/s/ Adriano M. Duarte
	Christopher Martin Executive Chairman		Adriano M. Duarte Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

	February 28, 2024	Date:	February 28, 2024

By:	/s/ James P. Dunigan	By:	/s/ Frank L. Fekete
	James P. Dunigan, Director		Frank L. Fekete, Director

Date:	February 28, 2024	Date:	February 28, 2024

By:	/s/ Ursuline F. Foley	By:	/s/ Terence Gallagher
	Ursuline F. Foley, Director		Terence Gallagher, Director

Date:	February 28, 2024	Date:	February 28, 2024

By:	/s/ Matthew K. Harding	By:	/s/ Edward J. Leppert
	Matthew K. Harding, Director		Edward J. Leppert, Director

Date:	February 28, 2024	Date:	February 28, 2024

By:	/s/ Nadine Leslie	By:	/s/ Robert McNerney
	Nadine Leslie, Director		Robert McNerney, Director

Date:	February 28, 2024	Date:	February 28, 2024

By:	/s/ John Pugliese
John Pugliese, Director

Date:	February 28, 2024