Form 10-Q
period 2024-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2024-04-26
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 19, 2024 there were 83,209,012 shares issued and 75,984,175 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 56,149 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2024 (Unaudited) and December 31, 2023
(Dollars in Thousands)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$158,306	$180,241
Short-term investments	46	14
Total cash and cash equivalents	158,352	180,255
Available for sale debt securities, at fair value	1,666,306	1,690,112
Held to maturity debt securities, net (fair value of $341,459 as of March 31, 2024 and $352,601 as of December 31, 2023)	354,671	363,080
Equity securities, at fair value	1,341	1,270
Federal Home Loan Bank stock	77,750	79,217
Loans	10,842,707	10,873,701
Less allowance for credit losses	106,429	107,200
Net loans	10,736,278	10,766,501
Foreclosed assets, net	11,324	11,651
Banking premises and equipment, net	69,487	70,998
Accrued interest receivable	58,677	58,966
Intangible assets	457,239	457,942
Bank-owned life insurance	243,513	243,050
Other assets	295,980	287,768
Total assets	$14,130,918	$14,210,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,905,961	$8,020,889
Savings deposits	1,160,951	1,175,683
Certificates of deposit of $250,000 or more	223,639	218,549
Other time deposits	808,341	877,393
Total deposits	10,098,892	10,292,514
Mortgage escrow deposits	43,881	36,838
Borrowed funds	2,058,098	1,970,033
Subordinated debentures	10,744	10,695
Other liabilities	224,141	210,134
Total liabilities	12,435,756	12,520,214
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,012 shares issued and 75,928,193 shares outstanding as of March 31, 2024 and 75,537,186 outstanding as of December 31, 2023	832	832
Additional paid-in capital	990,582	989,058
Retained earnings	988,480	974,542
Accumulated other comprehensive loss	(151,585)	(141,115)
Treasury stock	(129,062)	(127,825)
Unallocated common stock held by the Employee Stock Ownership Plan	(4,085)	(4,896)
Common stock acquired by deferred compensation plans	(2,546)	(2,694)
Deferred compensation plans	2,546	2,694
Total stockholders’ equity	1,695,162	1,690,596
Total liabilities and stockholders’ equity	$14,130,918	$14,210,810
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2024 and 2023 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2024	2023
Interest and dividend income:
Real estate secured loans	$107,456	$95,988
Commercial loans	36,100	28,683
Consumer loans	4,523	4,242
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	12,330	11,430
Held to maturity debt securities	2,268	2,368
Deposits, Federal funds sold and other short-term investments	1,182	845
Total interest and dividend income	163,859	143,556
Interest expense:
Deposits	52,534	27,510
Borrowed funds	17,383	7,476
Subordinated debt	272	246
Total interest expense	70,189	35,232
Net interest income	93,670	108,324
Provision charge for credit losses	186	6,001
Net interest income after provision charge for credit losses	93,484	102,323
Non-interest income:
Fees	5,912	6,387
Wealth management income	7,488	6,915
Insurance agency income	4,793	4,102
Bank-owned life insurance	1,817	1,484
Net loss on securities transactions	(1)	(5)
Other income	798	3,269
Total non-interest income	20,807	22,152
Non-interest expense:
Compensation and employee benefits	40,048	38,737
Net occupancy expense	8,520	8,410
Data processing expense	6,783	5,508
FDIC insurance	2,272	1,937
Amortization of intangibles	705	762
Advertising and promotion expense	966	1,232
Provision charge (benefit) for credit losses on off-balance sheet credit exposures	(506)	739
Merger-related expenses	2,202	1,100
Other operating expenses	10,331	11,060
Total non-interest expense	71,321	69,485
Income before income tax expense	42,970	54,990
Income tax expense	10,888	14,454
Net income	$32,082	$40,536
Basic earnings per share	$0.43	$0.54
Weighted average basic shares outstanding	75,260,029	74,645,336
Diluted earnings per share	$0.43	$0.54
Weighted average diluted shares outstanding	75,275,660	74,702,527

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2024	2023
Net income	$32,082	$40,536
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(9,957)	20,864
Reclassification adjustment for gains included in net income	—	—
Total	(9,957)	20,864
Unrealized gains and losses on derivatives:
Net unrealized gains (losses) arising during the period	3,385	(616)
Reclassification adjustment for gains included in net income	(3,069)	(3,080)
Total	316	(3,696)
Amortization related to post-retirement obligations	(829)	(269)
Total other comprehensive (loss) income	(10,470)	16,899
Total comprehensive income	$21,612	$57,435

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	40,536	—	—	—	—	—	40,536
Other comprehensive income net of tax	—	—	—	16,899	—	—	—	—	16,899
Cash dividends paid	—	—	(18,594)	—	—	—	—	—	(18,594)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	47	—	—	—	—	138	(138)	47
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,667)	—	—	—	(1,667)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	244	—	—	—	812	—	—	1,056
Allocation of Stock Award Plan ("SAP") shares	—	2,833	—	—	—	—	—	—	2,833
Treasury shares issued due to acquisition	—	—	—	—	—	—	—	—	—
Allocation of stock options	—	44	—	—	—	—	—	—	44
Balance as of March 31, 2023	$832	$984,089	$940,533	$(148,146)	$(127,814)	$(9,414)	$(3,289)	$3,289	$1,640,080
See accompanying notes to unaudited consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	832	989,058	974,542	(141,115)	(127,825)	(4,896)	(2,694)	2,694	1,690,596
Net income	—	—	32,082	—	—	—	—	—	32,082
Other comprehensive loss, net of tax	—	—	—	(10,470)	—	—	—	—	(10,470)
Cash dividends paid	—	—	(18,144)	—	—	—	—	—	(18,144)
Distributions from deferred comp plans	—	33	—	—	—	—	148	(148)	33
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,237)	—	—	—	(1,237)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(58)	—	—	—	811	—	—	753
Allocation of SAP shares	—	1,521	—	—	—	—	—	—	1,521
Allocation of stock options	—	28	—	—	—	—	—	—	28
Balance as of March 31, 2024	$832	$990,582	$988,480	$(151,585)	$(129,062)	$(4,085)	$(2,546)	$2,546	$1,695,162

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$32,082	$40,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,801	3,044
Provision charge for credit losses on loans and securities	186	6,001
Provision (benefit) charge for credit losses on off-balance sheet credit exposures	(506)	739
Deferred tax expense	4,419	357
Amortization of operating lease right-of-use assets	2,627	2,628
Income on Bank-owned life insurance	(1,817)	(1,484)
Net amortization of premiums and discounts on securities	1,824	1,824
Accretion of net deferred loan fees	(1,866)	(2,739)
Amortization of premiums on purchased loans, net	50	48
Originations of loans held for sale	(2,169)	(6,776)
Proceeds from sales of loans originated for sale	645	9,377
ESOP expense	753	1,056
Allocation of stock award expense	1,521	2,833
Allocation of stock option expense	28	44
Net gain on sale of loans	(45)	(778)
Net loss on securities transactions	1	5
Net gain on sale of premises and equipment	—	(62)
Net gain on sale of foreclosed assets	(42)	(2,280)
Decrease (increase) in accrued interest receivable	289	(137)
(Increase) decrease in other assets	(13,379)	40,019
Increase (decrease) in other liabilities	14,007	(36,189)
Net cash provided by operating activities	41,409	58,066
Cash flows from investing activities:
Net decrease in loans	34,378	14,278
Purchases of loans	—	(1,026)
Proceeds from sales of foreclosed assets	98	2,946
Proceeds from maturities, calls and paydowns of held to maturity debt securities	13,983	12,164
Purchases of investment securities held to maturity	(5,743)	(6,006)
Proceeds from maturities, calls and paydowns of available for sale debt securities	40,891	43,081
Purchases of available for sale debt securities	(30,775)	(34,802)
Proceeds from redemption of Federal Home Loan Bank stock	28,792	70,285
Purchases of Federal Home Loan Bank stock	(27,325)	(82,252)
BOLI claim benefits received	820	1,397
Proceeds from sales of premises and equipment	—	62
Purchases of premises and equipment	(536)	(613)
Net cash provided by investing activities	54,583	19,514
Cash flows from financing activities:
Net decrease in deposits	(193,622)	(265,667)
Increase in mortgage escrow deposits	7,043	7,455
Cash dividends paid to stockholders	(18,144)	(18,594)

	Three months ended March 31,
	2024	2023
Purchase of employee restricted shares to fund statutory tax withholding	(1,237)	(1,667)
Stock options exercised	—	790
Proceeds from long-term borrowings	—	482,445
Payments on long-term borrowings	—	(13,500)
Net increase (decrease) in short-term borrowings	88,065	(221,497)
Net cash used in financing activities	(117,895)	(30,235)
Net (decrease) increase in cash and cash equivalents	(21,903)	47,345
Cash and cash equivalents at beginning of period	180,185	186,438
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	180,255	186,508
Cash and cash equivalents at end of period	158,282	233,783
Restricted cash at end of period	70	70
Total cash, cash equivalents and restricted cash at end of period	$158,352	$233,853

Cash paid during the period for:
Interest on deposits and borrowings	$65,911	$33,809
Income taxes	$1,317	$960
Transfer of loans receivable to foreclosed assets	$—	$12,285
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for all of 2024.
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
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2023 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2024			2023
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$32,082			$40,536
Basic earnings per share:
Income available to common stockholders	$32,082	75,260,029	$0.43	$40,536	74,645,336	$0.54
Dilutive shares		15,631			57,191
Diluted earnings per share:
Income available to common stockholders	$32,082	75,275,660	$0.43	$40,536	74,702,527	$0.54
Anti-dilutive stock options and awards as of March 31, 2024 and 2023, totaling 1.4 million shares and 984,877 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2024, an increase in specific reserves on impaired credits, partially offset by an improved economic forecast for the current quarter within our CECL model, led to a provisions charge for credit losses, while a decrease in loans approved and awaiting closing led to a provision benefit for credit losses on off-balance sheet credit exposures. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2023. As of March 31, 2024, the Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
The Company received all regulatory approvals for its previously announced acquisition of Lakeland Bancorp, Inc. ("Lakeland"), subject to certain conditions and commitments (referred to as the “Regulatory Conditions”). The Regulatory Conditions include, but are not limited to: prior to consummation of the merger, the Company must complete the issuance of $200.0 million of Tier 2 qualifying subordinated debt; for three years following consummation of the merger, Provident Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and Provident Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that Provident Bank submitted to the FDIC. In connection with the acquisition, Lakeland Bank, a wholly owned subsidiary of Lakeland, will be merged with and into Provident Bank, a wholly owned subsidiary of the Company. As of March 31, 2024, Lakeland had, on a consolidated basis, $11.00 billion in total assets, which included $8.30 billion in total loans and $8.50 billion in total deposits, and operated 67 full-service banking offices in New Jersey. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares, or approximately 55 million shares, of the Company's common stock plus cash in lieu of fractional shares. Provident stockholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company.
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $2.2 million for the three months ended March 31, 2024 compared with $1.1 million for the three months ended March 31, 2023.
Note 3. Investment Securities
As of March 31, 2024, the Company had $1.67 billion and $354.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of March 31, 2024 totaled 954, compared with 808 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of March 31, 2024 was due to higher current market interest rates compared to rates as of December 31, 2023.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,863	—	(24,476)	252,387
Agency-guaranteed obligations	22,392	1,126	—	23,518
Mortgage-backed securities	1,446,173	119	(186,411)	1,259,881
Asset-backed securities	29,978	702	(163)	30,517
State and municipal obligations	64,211	—	(8,446)	55,765
Corporate obligations	50,425	—	(6,187)	44,238
	$1,890,042	1,947	(225,683)	1,666,306

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,618	—	(22,740)	253,878
Agency-guaranteed obligations	26,310	1,188	—	27,498
Mortgage-backed securities	1,462,159	377	(176,927)	1,285,609
Asset-backed securities	31,809	594	(168)	32,235
State and municipal obligations	64,454	—	(7,870)	56,584
Corporate obligations	40,448	—	(6,140)	34,308
	$1,901,798	2,159	(213,845)	1,690,112
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $5.2 million and $4.9 million as of March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of March 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2024
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	296,461	271,230
Due after five years through ten years	63,414	58,083
Due after ten years	83,994	77,112
	$443,869	406,425
Investments which pay principal on a periodic basis totaling $1.50 billion at amortized cost and $1.31 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2024 and March 31, 2023, no securities were sold or called from the available for sale debt securities portfolio.
The number of available for sale debt securities in an unrealized loss position as of March 31, 2024 totaled 434, compared with 436 as of December 31, 2023. All securities in an unrealized loss position were investment grade as of March 31, 2024.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury Obligations	$5,767	—	—	5,767
Agency-sponsored obligations	11,058	—	(633)	10,425
State and municipal obligations	331,292	93	(12,315)	319,070
Corporate obligations	6,571	—	(374)	6,197
	$354,688	93	(13,322)	341,459

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury Obligations	$5,146	1	—	5,147
Agency-sponsored obligations	11,058	—	(652)	10,406
State and municipal obligations	339,816	244	(9,700)	330,360
Corporate obligations	7,091	—	(403)	6,688
	$363,111	245	(10,755)	352,601
The allowance for credit losses on held to maturity debt securities as of March 31, 2024 and December 31, 2023 was $17,000 and $31,000, respectively, and are excluded from amortized cost in the tables above.
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.4 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $1.2 million. As to these calls on securities, for the three months ended March 31, 2024, there were no gross gains and gross losses of $1,200. For the three months ended March 31, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.1 million with no gross gains and gross losses of $5,000.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of March 31, 2024 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2024
	Amortized cost	Fair value
Due in one year or less	$34,403	34,210
Due after one year through five years	181,204	177,227
Due after five years through ten years	114,993	110,547
Due after ten years	24,088	19,475
	$354,688	341,459
The allowance for credit losses on held to maturity debt securities as of March 31, 2024 and December 31, 2023 was $17,000 and $31,000, respectively, and are excluded from amortized cost in the table above.

The number of held to maturity debt securities in an unrealized loss position as of March 31, 2024 totaled 520, compared with 372 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of March 31, 2024, was due to higher current market interest rates compared to rates as of December 31, 2023.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency-sponsored obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of March 31, 2024, that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Investors Service.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,767	—	—	—	—	5,767
Agency-sponsored obligations	11,058	—	—	—	—	11,058
State and municipal obligations	45,728	252,805	30,211	—	2,548	331,292
Corporate obligations	503	2,497	3,546	—	25	6,571
	$63,056	255,302	33,757	—	2,573	354,688

	December 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,146	—	—	—	—	5,146
Agency-sponsored obligations	$11,058	—	—	—	—	11,058
State and municipal obligations	43,749	156,438	137,231	—	2,398	339,816
Corporate obligations	504	2,510	4,052	—	25	7,091
	$60,457	158,948	141,283	—	2,423	363,111

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of March 31, 2024, the held to maturity debt securities portfolio was comprised of 18% rated AAA, 72% rated AA, 10% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans receivable as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Mortgage loans:
Commercial	$4,353,799	4,512,411
Multi-family	1,825,888	1,812,500
Construction	711,417	653,246
Residential	1,152,185	1,164,956
Total mortgage loans	8,043,289	8,143,113
Commercial loans	2,514,550	2,442,406
Consumer loans	295,125	299,164
Total gross loans	10,852,964	10,884,683
Premiums on purchased loans	1,439	1,474
Net deferred fees	(11,696)	(12,456)
Total loans	$10,842,707	10,873,701
Accrued interest on loans totaled $51.0 million and $50.9 million as of March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	March 31, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$5,052	1,148	5,938	—	12,138	4,341,661	4,353,799	5,938
Multi-family	12,069	—	2,355	—	14,424	1,811,464	1,825,888	2,355
Construction	—	—	—	—	—	711,417	711,417	—
Residential	3,568	804	1,647	—	6,019	1,146,166	1,152,185	1,647
Total mortgage loans	20,689	1,952	9,940	—	32,581	8,010,708	8,043,289	9,940
Commercial loans	4,493	332	36,892	—	41,717	2,472,833	2,514,550	25,989
Consumer loans	803	755	760	—	2,318	292,807	295,125	760
Total gross loans	$25,985	3,039	47,592	—	76,616	10,776,348	10,852,964	36,689

	December 31, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$825	—	5,151	—	5,976	4,506,435	4,512,411	5,151
Multi-family	3,815	1,635	744	—	6,194	1,806,306	1,812,500	744
Construction	—	—	771	—	771	652,475	653,246	771
Residential	3,429	1,208	853	—	5,490	1,159,466	1,164,956	853
Total mortgage loans	8,069	2,843	7,519	—	18,431	8,124,682	8,143,113	7,519
Commercial loans	998	198	41,487	—	42,683	2,399,723	2,442,406	36,281
Consumer loans	875	275	633	—	1,783	297,381	299,164	633
Total gross loans	$9,942	3,316	49,639	—	62,897	10,821,786	10,884,683	44,433
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $47.6 million and $49.6 million as of March 31, 2024 and December 31, 2023, respectively. Included in non-accrual loans were $4.6 million and $23.2 million of loans which were less than 90 days past due as of March 31, 2024 and December 31, 2023, respectively. There were no loans 90 days or greater past due and still accruing interest as of March 31, 2024 and December 31, 2023.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Provision charge (benefit) to operations	(7,580)	7,924	(144)	200
Recoveries of loans previously charged-off	63	687	145	895
Loans charged-off	—	(1,794)	(72)	(1,866)
Balance at end of period	$65,890	38,292	2,247	106,429

2023
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting ASU 2022-02	(510)	(43)	(41)	(594)
Provision charge to operations	6,212	(308)	96	6,000
Recoveries of loans previously charged-off	3	168	85	256
Loans charged-off	(728)	(113)	(86)	(927)
Balance at end of period	$63,195	27,117	2,446	92,758
For the three months ended March 31, 2024, the Company recorded a $200,000 provision for credit losses on loans, compared to a $6.0 million provision for the same period in 2023. The decrease in the provision for credit losses was largely a function of the period-over-period improvement in the economic forecast within our CECL model. For the three months ended March 31, 2024, net charge-offs totaled $971,000.
The following table summarizes the Company's gross charge-offs recorded during the three months ended March 31, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Commercial loans	$—	—	—	—	1,606	188	1,794
Consumer loans (1)	6	—	—	—	—	1	7
Total gross loans	$6	—	—	—	1,606	189	1,801
(1) During the three months ended March 31, 2024, charge-offs on consumer overdraft accounts totaled $65,000, which are not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of March 31, 2024, there were 14 loans totaling $40.1 million, compared to 17 loans totaling $42.3 million as of December 31, 2023, that were individually evaluated for impairment.
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
As of March 31, 2024 and December 31, 2023, the Company had collateral-dependent loans with fair values of $20.9 million and $24.1 million secured by commercial real estate, respectively.
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

In 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a modified retrospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a projected loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. As a result, the Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax, to retained earnings.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (in thousands):

	For the three months ended March 31, 2024
	Term Extension	Interest Rate Increase	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases

Commercial loans	$—	7,187	—	0.29%
Total gross loans	$—	7,187	—	0.07%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Commercial loans	0	2.00%
Total gross loans	0	2.00%
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024, that subsequently defaulted.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Commercial loans	$7,187	—	—	—	—	7,187
Total gross loans	$7,187	—	—	—	—	7,187
As allowed by CECL, loans acquired by the Company that experience more-than-insignificant deterioration in credit quality after origination, are classified as Purchased Credit Deteriorated ("PCD") loans. As of March 31, 2024, the balance of PCD loans totaled $160.6 million with a related allowance for credit losses of $1.6 million. The balance of PCD loans as of December 31, 2023 was $165.1 million with a related allowance for credit losses of $1.7 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2024 and December 31, 2023 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of March 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	10,807	3,027	27,854	10,185	—	—	51,873
Substandard	—	—	—	—	—	12,917	434	—	13,351
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	10,807	3,027	27,854	23,102	434	—	65,224
Pass/Watch	82,138	467,001	871,658	714,153	440,477	1,614,950	85,869	12,329	4,288,575

Total Commercial Mortgage	$82,138	467,001	882,465	717,180	468,331	1,638,052	86,303	12,329	4,353,799

Multi-family
Special mention	$—	—			—	7,672	—	—	7,672
Substandard	—	1,630	—	—	—	726	—	—	2,356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of March 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	1,630	—	—	—	8,398	—	—	10,028
Pass/Watch	38,438	268,370	171,591	237,488	290,644	802,436	5,299	1,594	1,815,860
Total Multi-Family	$38,438	270,000	171,591	237,488	290,644	810,834	5,299	1,594	1,825,888

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	—	—	—	—
Pass/Watch	9,304	70,036	359,176	189,056	68,915	14,930		—	711,417
Total Construction	$9,304	70,036	359,176	189,056	68,915	14,930	—	—	711,417

Residential (1)
Special mention	$—	—	—	—	—	804	—	—	804
Substandard	—	—	—	—	—	1,647	—	—	1,647
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,451	—	—	2,451
Pass/Watch	9,893	95,128	139,459	197,548	192,575	515,131	—	—	1,149,734
Total Residential	$9,893	95,128	139,459	197,548	192,575	517,582	—	—	1,152,185

Total Mortgage
Special mention	$—	—	10,807	3,027	27,854	18,661	—	—	60,349
Substandard	—	1,630	—	—	—	15,290	434	—	17,354
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,630	10,807	3,027	27,854	33,951	434	—	77,703
Pass/Watch	139,773	900,535	1,541,884	1,338,245	992,611	2,947,447	91,168	13,923	7,965,586
Total Mortgage	$139,773	902,165	1,552,691	1,341,272	1,020,465	2,981,398	91,602	13,923	8,043,289

Commercial
Special mention	$—	—	19,412	2,029	1,323	28,836	12,208	1,810	65,618
Substandard	440	183	16,153	20,520	11,123	13,125	19,402	496	81,442
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	440	183	35,565	22,549	12,446	41,961	31,610	2,306	147,060
Pass/Watch	97,203	304,171	328,052	258,014	160,269	627,503	506,347	85,931	2,367,490
Total Commercial	$97,643	304,354	363,617	280,563	172,715	669,464	537,957	88,237	2,514,550

Consumer (1)
Special mention	$—	—	—	—	—	50	662	43	755
Substandard	—	—	—	—	—	282	388	90	760
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of March 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	—	—	332	1,050	133	1,515
Pass/Watch	3,566	27,452	25,786	17,943	3,397	95,074	107,303	13,089	293,610
Total Consumer	$3,566	27,452	25,786	17,943	3,397	95,406	108,353	13,222	295,125

Total Loans
Special mention	$—	—	30,219	5,056	29,177	47,547	12,870	1,853	126,722
Substandard	440	1,813	16,153	20,520	11,123	28,697	20,224	586	99,556
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	440	1,813	46,372	25,576	40,300	76,244	33,094	2,439	226,278
Pass/Watch	240,542	1,232,158	1,895,722	1,614,202	1,156,277	3,670,024	704,818	112,943	10,626,686
Total Gross Loans	$240,982	1,233,971	1,942,094	1,639,778	1,196,577	3,746,268	737,912	115,382	10,852,964
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	24,598	4,500	—	82,141
Substandard	482	—	—	—	—	9,599	434	—	10,515
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	482	10,926	3,048	28,511	10,558	34,197	4,934	—	92,656
Pass/Watch	628,709	883,149	677,464	470,257	470,971	1,166,205	90,760	32,240	4,419,755
Total Commercial Mortgage	$629,191	894,075	680,512	498,768	481,529	1,200,402	95,694	32,240	4,512,411

Multi-family
Special mention	$—	—	—	—	—	9,500	—	—	9,500
Substandard	3,253	—	—	—	—	—	—	—	3,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,253	—	—	—	—	9,500	—	—	12,753
Pass/Watch	340,842	172,244	184,136	271,878	230,456	592,470	6,115	1,606	1,799,747
Total Multi-Family	$344,095	172,244	184,136	271,878	230,456	601,970	6,115	1,606	1,812,500

Construction

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	771	—	—	771
Pass/Watch	41,209	342,890	185,034	68,603	1,339	13,400	—	—	652,475
Total Construction	$41,209	342,890	185,034	68,603	1,339	14,171	—	—	653,246

Residential (1)
Special mention	$—	—	—	—	—	1,208	—	—	1,208
Substandard	—	—	—	—	—	1,285	—	—	1,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,493	—	—	2,493
Pass/Watch	96,259	141,683	200,111	195,964	89,654	438,792	—	—	1,162,463
Total Residential	$96,259	141,683	200,111	195,964	89,654	441,285	—	—	1,164,956

Total Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	35,306	4,500	—	92,849
Substandard	3,735	—	—	—	—	11,655	434	—	15,824
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,735	10,926	3,048	28,511	10,558	46,961	4,934	—	108,673
Pass/Watch	1,107,019	1,539,966	1,246,745	1,006,702	792,420	2,210,867	96,875	33,846	8,034,440
Total Mortgage	$1,110,754	1,550,892	1,249,793	1,035,213	802,978	2,257,828	101,809	33,846	8,143,113

Commercial
Special mention	$450	17,008	9,338	2,409	152	22,752	23,333	687	76,129
Substandard	686	—	20,262	9,235	2,034	11,313	10,736	508	54,774
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	8,147	17,008	29,600	11,644	2,186	34,065	34,069	1,195	137,914
Pass/Watch	358,578	316,015	318,416	131,647	143,677	493,191	471,962	71,006	2,304,492
Total Commercial	$366,725	333,023	348,016	143,291	145,863	527,256	506,031	72,201	2,442,406

Consumer (1)
Special mention	$—	—	—	—	—	97	178	—	275
Substandard	—	—	—	—	9	146	389	90	634
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	9	243	567	90	909

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	29,083	26,098	18,101	3,459	14,375	85,383	108,431	13,325	298,255
Total Consumer	$29,083	26,098	18,101	3,459	14,384	85,626	108,998	13,415	299,164

Total Loans
Special mention	$450	27,934	12,386	30,920	10,710	58,155	28,011	687	169,253
Substandard	4,421	—	20,262	9,235	2,043	23,114	11,559	598	71,232
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	11,882	27,934	32,648	40,155	12,753	81,269	39,570	1,285	247,496
Pass/Watch	1,494,680	1,882,079	1,583,262	1,141,808	950,472	2,789,441	677,268	118,177	10,637,187
Total Gross Loans	$1,506,562	1,910,013	1,615,910	1,181,963	963,225	2,870,710	716,838	119,462	10,884,683
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Savings	$1,160,951	1,175,683
Money market	2,330,894	2,325,364
NOW (1)	3,520,794	3,492,184
Non-interest bearing	2,054,273	2,203,341
Certificates of deposit (2)	1,031,980	1,095,942
Total deposits	$10,098,892	10,292,514
(1) Our insured cash sweep ("ICS") product totaled $512.2 million as of March 31, 2024 and are located within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $223.6 million and $218.5 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, our reciprocal Certificate of Deposit Account Registry Service ("CDARS") product totaled $3.3 million as of March 31, 2024 and December 31, 2023.
Within total deposits, brokered deposits totaled $75.7 million as of March 31, 2024.
Note 6. Borrowed Funds
Borrowed funds as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Securities sold under repurchase agreements	$89,241	72,161
FHLB line of credit	149,000	148,000
FHLB advances	1,269,857	1,299,872
FRB BTFP Borrowing	550,000	450,000
Total Borrowed Funds	$2,058,098	1,970,033
Total long-term borrowings totaled $305.2 million and $534.8 million as of March 31, 2024 and December 31, 2023, respectively, while total short-term borrowings totaled $1.75 billion and $1.44 billion for the same periods.
As of March 31, 2024, FHLB advances were at fixed rates and mature between April 2024 and September 2027, and as of December 31, 2023, FHLB advances were at fixed rates with maturities between January 2024 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.

In March 2023, the Bank established a facility under the Bank Term Funding Program ("BTFP" or "Program") with the Federal Reserve Bank of New York ("FRBNY"). As of March 31, 2024, the Company had $550.0 million of advances under the Program. We elected to participate in the BTFP due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
Scheduled maturities of FHLB advances and lines of credit as of March 31, 2024 are as follows (in thousands):

2024
Due in one year or less	$1,363,650
Due after one year through two years	272,762
Due after two years through three years	282,445
Due after three years through four years	50,000
Thereafter	—
Total FHLB advances and overnight borrowings	$1,968,857
Scheduled maturities of securities sold under repurchase agreements as of March 31, 2024 are as follows (in thousands):

2024
Due in one year or less	$89,241
Thereafter	—
Total securities sold under repurchase agreements	$89,241
The following tables set forth certain information as to borrowed funds for the periods ended March 31, 2024 and December 31, 2023 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
March 31, 2024
Securities sold under repurchase agreements	$89,241	77,928	1.86%
FHLB overnight borrowings	149,000	61,648	5.45
FHLB advances	1,299,867	1,262,614	3.11
FRB BTFP Borrowing	550,000	538,791	4.77
December 31, 2023
Securities sold under repurchase agreements	$99,669	87,227	1.69%
FHLB overnight borrowings	500,000	262,289	5.29
FHLB advances	1,592,277	1,282,124	3.14
FRB BTFP Borrowing	450,000	4,932	4.83
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of March 31, 2024 and December 31, 2023, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $993.4 million and $924.6 million, respectively. Additionally, as of March 31, 2024 and December 31, 2023, the par value of securities pledged to secure the BTFP was $580.0 million and $589.1 million.
Interest expense on borrowings for the three months ended March 31, 2024 and 2023, was $17.4 million and $7.5 million, respectively.

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and three months ended March 31, 2024 and 2023, includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$—	—	3	3
Interest cost	289	302	135	150
Expected return on plan assets	(778)	(706)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	14	177	(530)	(533)
Net periodic (decrease) increase in benefit cost	$(475)	(227)	(392)	(380)
In its consolidated financial statements for the year ended December 31, 2023, the Company previously disclosed that it does not expect to contribute to the pension plan in 2024. As of March 31, 2024, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2024 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.
Note 8. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted This Year
In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023, with early adoption in the interim period permitted. The Company adopted this standard on January 1, 2023 on a prospective basis; with no impact to the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption in the interim period permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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
Although the Bank is vigorously defending the litigation, the ultimate outcome of this litigation, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, is inherently uncertain. As a result of this analysis, a $3.0 million charge was recorded in the fourth quarter of 2023 for estimated contingent litigation reserves.

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
For the three months ended March 31, 2024, the Company recorded a $506,000 provision benefit for credit losses on off-balance sheet credit exposures. For the three months ended March 31, 2023, the Company recorded a $739,000 provision charge for credit losses for off-balance sheet credit exposures. The $1.2 million decrease in the provision for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a decrease in loans approved and awaiting closing.
The allowance for credit losses for off-balance sheet credit exposures was $2.9 million as of March 31, 2024 and $3.4 million as of December 31, 2023, and is included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2024 and December 31, 2023.
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
Equity Securities at Fair Value
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2024 and December 31, 2023.

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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2024 or December 31, 2023.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$252,387	252,387	—	—
Agency-guaranteed obligations	23,518	—	23,518	—
Mortgage-backed securities	1,259,881	—	1,259,881	—
Asset-backed securities	30,517	—	30,517	—
State and municipal obligations	55,765	—	55,765	—
Corporate obligations	44,238	—	44,238	—
Total available for sale debt securities	1,666,306	252,387	1,413,919	—
Equity securities	1,341	1,341	—	—
Derivative assets	114,427	—	114,427	—
	$1,782,074	253,728	1,528,346	—

Derivative liabilities	$101,256	—	101,256	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,854	—	—	20,854
Foreclosed assets	11,324	—	—	11,324
	$32,178	—	—	32,178

	Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	—	—
Agency-guaranteed obligations	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	—	32,235	—
State and municipal obligations	56,584	—	56,584	—
Corporate obligations	34,308	—	34,308	—
Total available for sale debt securities	1,690,112	253,878	1,436,234	—
Equity Securities	1,270	1,270	—	—
Derivative assets	101,754	—	101,754	—
	$1,793,136	255,148	1,537,988	—

Derivative liabilities	$88,835	—	88,835	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,139	—	—	24,139
Foreclosed assets	11,651	—	—	11,651
	$35,790	—	—	35,790

There were no transfers into or out of Level 3 during the three months ended March 31, 2024.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of March 31, 2024 and December 31, 2023, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2024 and December 31, 2023. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of March 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,352	158,352	158,352	—	—
Available for sale debt securities:
U.S. Treasury obligations	252,387	252,387	252,387	—	—
Agency-guaranteed obligations	23,518	23,518	—	23,518	—
Mortgage-backed securities	1,259,881	1,259,881	—	1,259,881	—
Asset-backed securities	30,517	30,517	—	30,517	—
State and municipal obligations	55,765	55,765	—	55,765	—
Corporate obligations	44,238	44,238	—	44,238	—
Total available for sale debt securities	$1,666,306	1,666,306	252,387	1,413,919	—
Held to maturity debt securities, net of allowance for credit losses:
U.S. Treasury obligations	5,767	5,767	5,767	—	—
Agency-sponsored obligations	11,058	10,425	10,425	—	—
State and municipal obligations	331,278	319,070	—	319,070	—
Corporate obligations	6,568	6,197	—	6,197	—
Total held to maturity debt securities, net of allowance for credit losses	$354,671	341,459	16,192	325,267	—
FHLBNY stock	77,750	77,750	77,750	—	—
Equity Securities	1,341	1,341	1,341	—	—
Loans, net of allowance for credit losses	10,736,278	10,343,089	—	—	10,343,089
Derivative assets	114,427	114,427	—	114,427	—

Financial liabilities:
Deposits other than certificates of deposits	$9,066,912	9,066,912	9,066,912	—	—
Certificates of deposit	1,031,980	1,029,290	—	1,029,290	—
Total deposits	$10,098,892	10,096,202	9,066,912	1,029,290	—
Borrowings	2,058,098	2,043,545	—	2,043,545	—
Subordinated debentures	10,744	9,504	—	9,504	—
Derivative liabilities	101,256	101,256	—	101,256	—

		Fair Value Measurements as of December 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$180,255	180,255	180,255	—	—
Available for sale debt securities:
U.S. Treasury obligations	253,878	253,878	253,878	—	—
Agency-guaranteed obligations	27,498	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	32,235	—	32,235	—
State and municipal obligations	56,584	56,584	—	56,584	—
Corporate obligations	34,308	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	1,690,112	253,878	1,436,234	—
Held to maturity debt securities:
U.S. Treasury obligations	$5,146	5,147	5,147	—	—
Agency-sponsored obligations	$11,058	10,406	10,406	—	—
State and municipal obligations	339,789	330,360	—	330,360	—
Corporate obligations	7,087	6,688	—	6,688	—
Total held to maturity debt securities	$363,080	352,601	15,553	337,048	—
FHLBNY stock	79,217	79,217	79,217	—	—
Equity Securities	1,270	1,270	1,270	—	—
Loans, net of allowance for credit losses	10,766,501	10,437,204	—	—	10,437,204
Derivative assets	101,754	101,754	—	101,754	—

Financial liabilities:
Deposits other than certificates of deposits	$9,196,572	9,196,572	9,196,572	—	—
Certificates of deposit	1,095,942	1,093,125	—	1,093,125	—
Total deposits	$10,292,514	10,289,697	9,196,572	1,093,125	—
Borrowings	1,970,033	1,960,174	—	1,960,174	—
Subordinated debentures	10,695	9,198	—	9,198	—
Derivative liabilities	88,835	88,835	—	88,835	—

Note 12. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss), both gross and net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(13,547)	3,590	(9,957)	28,588	(7,724)	20,864
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(13,547)	3,590	(9,957)	28,588	(7,724)	20,864
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	4,605	(1,220)	3,385	(845)	229	(616)
Reclassification adjustment for (gains) included in net income	(4,175)	1,106	(3,069)	(4,220)	1,140	(3,080)
Total	430	(114)	316	(5,065)	1,369	(3,696)
Amortization related to post-retirement obligations	(1,128)	299	(829)	(369)	100	(269)
Total other comprehensive (loss)	$(14,245)	3,775	(10,470)	23,154	(6,255)	16,899
The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended March 31,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(154,489)	3,937	9,437	(141,115)	(186,614)	1,572	19,997	(165,045)
Current - period other comprehensive (loss) income	(9,957)	(829)	316	(10,470)	20,864	(269)	(3,696)	16,899
Balance as of March 31,	$(164,446)	3,108	9,753	(151,585)	(165,750)	1,303	16,301	(148,146)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three months ended March 31, 2024 and 2023 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	Net gain on securities transactions
	—	—	Income tax expense
	$—	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(4,175)	(4,220)	Interest expense
	1,106	1,140	Income tax expense
	$(3,069)	(3,080)

Post-retirement obligations:
Amortization of actuarial gains	$(516)	(356)	Compensation and employee benefits (1)
	137	96	Income tax expense
Total reclassification	$(379)	(260)	Net of tax

Total reclassifications	$(3,448)	(3,340)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2024 and December 31, 2023, the Company had 152 and 154 loan related interest rate swaps with aggregate notional amounts of $2.23 billion and $2.30 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For March 31, 2024 and December 31, 2023, the Company had 12 credit derivatives, respectively, with aggregate notional amounts of $188.4 million and $142.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of March 31, 2024, the asset and liability positions of these fair value credit derivatives totaled $9,000 and $5,000, respectively, compared to $17,000 and $8,000, respectively, as of December 31, 2023.
Cash Flow Hedges of Interest Rate Risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable payment amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and 2023, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $11.1 million will be reclassified as a reduction to interest expense. As of March 31, 2024, the Company had 7 outstanding interest rate derivatives with an aggregate notional amount of $375.0 million that were each designated as a cash flow hedge of interest rate risk, compared to 9 outstanding interest rate derivatives with an aggregate notional amount of $455.0 million, as of December 31, 2023.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of March 31, 2024 and December 31, 2023 (in thousands).

	Fair Values of Derivative Instruments as of March 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,117,124	Other assets	$103,206	1,117,124	Other liabilities	103,309
Credit contracts	46,151	Other assets	9	142,260	Other liabilities	5
Total derivatives not designated as a hedging instrument			103,215			103,314

Derivatives designated as a hedging instrument:
Interest rate products	375,000	Other assets	14,237	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			117,452			103,314

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$117,452			103,314

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			116,220			—
Net derivatives not offset			$1,232			103,314

	Fair Values of Derivative Instruments as of December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,152,200	Other assets	$89,261	$1,152,200	Other liabilities	89,461
Credit contracts	46,359	Other assets	17	96,462	Other liabilities	8
Total derivatives not designated as a hedging instrument			89,278			89,469

Derivatives designated as a hedging instrument:
Interest rate products	330,000	Other assets	15,886	125,000	Other liabilities	1,365
Total gross derivative amounts recognized on the balance sheet			105,164			90,834

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,164			90,834

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties (1)			101,328			—
Net derivatives not offset			$3,836			90,834
(1) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess cash collateral, if any, is not reflected above.
(2) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended March 31, 2024 and December 31, 2023.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2024 and 2023 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2024	March 31, 2023
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$96	(74)
Credit contracts	Other income	(3)	3
Total		$93	(71)

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(4,175)	(4,219)
Total		$(4,175)	(4,219)

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
As of March 31, 2024, the Company had four dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2024, the out-of-scope revenue related to financial instruments was 88.7% of the Company's total revenue, compared to 86.6% for the three months ended March 31, 2023, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,488	6,915
Insurance agency income	4,793	4,102
Banking service charges and other fees:
Service charges on deposit accounts	3,316	3,362
Debit card and ATM fees	688	706
Total banking service charges and other fees	4,004	4,068
Total in-scope non-interest income	16,285	15,085
Total out-of-scope non-interest income	4,522	7,067
Total non-interest income	$20,807	22,152
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management for the month and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer on a monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services is generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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

Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	Classification	March 31, 2024	December 31, 2023
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$55,506	56,907
Lease Liabilities:
Operating lease liabilities	Other liabilities	$58,611	60,039
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
As of March 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.7 years and 2.71%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Lease Costs
Operating lease cost	$2,627	2,628
Variable lease cost	785	880
Total lease cost	$3,412	3,508

Cash paid for amounts included in the measurement of lease liabilities:	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating cash flows from operating leases	$2,557	2,349

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2024	$7,605
2025	9,701
2026	8,813
2027	7,985
2028	7,103
Thereafter	23,843
Total future minimum lease payments	65,050
Amounts representing interest	6,439
Present value of net future minimum lease payments	$58,611

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, the effects of the recent turmoil in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, the ability to complete, or any delays in completing, the pending merger between the Company and Lakeland, any failure to realize the anticipated benefits of the pending merger transaction when expected or at all, certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the possibility that the pending merger transaction may be more expensive to complete than anticipated, including as a result of conditions imposed by regulators, unexpected conditions, factors or events, diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger and integration of the companies; and the impact of a potential shutdown of the federal government.
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
Lakeland Bancorp, Inc. Merger Agreement
The Company received all regulatory approvals for its previously announced acquisition of Lakeland Bancorp, Inc. ("Lakeland"), subject to certain conditions and commitments (referred to as the “Regulatory Conditions”). The Regulatory Conditions include, but are not limited to: prior to consummation of the merger, the Company must complete the issuance of $200 million of Tier 2 qualifying subordinated debt; for three years following consummation of the merger, Provident Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and Provident Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that Provident Bank submitted to the FDIC. In connection with the acquisition, Lakeland Bank, a wholly owned subsidiary of Lakeland, will be merged with and into Provident Bank, a wholly owned subsidiary of the Company. As of March 31, 2024, Lakeland had, on a consolidated basis, $11.00 billion in total assets, which included $8.30 billion in total loans and $8.50 billion in total deposits, and operated 67 full-service banking offices in New Jersey. Under the merger agreement, each share of Lakeland common stock will be exchanged for 0.8319 shares, or approximately 55 million shares, of the Company's common stock plus cash in lieu of fractional shares. Provident stockholders will own approximately 58% and Lakeland shareholders will own approximately 42% of the combined company. The combined company is expected to have approximately $25 billion in total assets, $19.2 billion in total loans and $18.6 billion in total deposits.
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $2.2 million for the three months ended March 31, 2024.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. For example, the commercial property price index used in the model has a higher proportion of office exposure relative to that of the Bank. This baseline outlook reflected a worsened economic forecast and related deterioration in the projected commercial property price index used in our CECL model. The Company made qualitative adjustments to the projected commercial real estate property price index, considering the differences in portfolio collateral composition versus the commercial property price index used in our CECL models. The allowance estimation process resulted in a total provision of $200,000 for the three months ended March 31, 2024, and an overall coverage ratio of 98 basis points. Management believes the allowance for credit losses allocated to the commercial real estate non-owner occupied portfolio segment accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used the unadjusted baseline outlooks for the commercial property price index over the expected lives of Commercial Real Estate Non-Owner Occupied and Owner-Occupied loan portfolios, the provision would have risen by approximately $6.2 million, leading to an overall coverage ratio of approximately 104 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2024, the portfolio and class segments for the Company’s loan portfolio were:
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
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2024, the increase in provision was primarily attributable to an increase in specific reserves on impaired credits, partially offset by an improved economic forecast for the current quarter within our CECL model.
COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2024 AND DECEMBER 31, 2023
Total assets as of March 31, 2024 were $14.13 billion, a $79.9 million decrease from December 31, 2023. The decrease in total assets was primarily due to a $33.6 million decrease in total investments and a $31.0 million decrease in total loans.
The Company’s loan portfolio decreased $31.0 million to $10.84 billion as of March 31, 2024, from $10.87 billion as of December 31, 2023. The loan portfolio consists of the following:

	March 31, 2024	December 31, 2023
Mortgage loans:
Commercial	$4,353,799	4,512,411
Multi-family	1,825,888	1,812,500
Construction	711,417	653,246
Residential	1,152,185	1,164,956
Total mortgage loans	8,043,289	8,143,113
Commercial loans (1)	2,514,550	2,442,406
Consumer loans	295,125	299,164
Total gross loans	10,852,964	10,884,683
Premiums on purchased loans	1,439	1,474
Net deferred fees	(11,696)	(12,456)
Total loans	$10,842,707	10,873,701
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
During the three months ended March 31, 2024, the loan portfolio had net decreases of $158.6 million in commercial mortgage loans, $12.8 million in residential mortgage loans and $4.0 million in consumer loans, partially offset by net increases of $72.1 million in commercial loans, $58.2 million in construction loans and $13.4 million in multi-family loans. Commercial real estate, multi-family, commercial and construction loans represented 86.7% of the loan portfolio as of March 31, 2024, compared to 86.5% as of December 31, 2023.
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
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of March 31, 2024, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $6.89 billion, or 63.50% of total gross loans.

The Company believes the CRE loans it originates are appropriately collateralized under its credit standards. Collateral properties include multi-family apartment buildings, warehouse/distribution buildings, shopping centers, office buildings, mixed-use buildings, hotels/motels, senior living, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on the permanent loan portion of these loans is generally expected to come from the cash flow stream of the underlying leases which are dependent on the successful operations of the respective tenants. The primary source of the repayment on the construction portfolio is dependent on the successful completion of the project and the related sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builder/developers, volatility in consumer demand.
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments, based on the collateral securing the loans, as of March 31, 2024 (in thousands):

	Amount	Percentage of Total
Multi-family (1)	$2,289,230	33.2%
Retail	1,714,689	24.9%
Industrial	1,400,915	20.3%
Office	511,826	7.4%
Mixed	432,853	6.3%
Special use property	217,862	3.2%
Hotel	156,853	2.3%
Residential	140,030	2.0%
Land	33,144	0.5%
Total CRE, multi-family and construction loans	$6,897,402	100.0%
(1) As of March 31, 2024, Multi-family CRE loans on New York City properties totaled $192.4 million. This portfolio constitutes only 1.8% of total loans and has an average loan size of $2.8 million. Approximately $118.0 million of these loans are collateralized by rent stabilized apartments and all are performing.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans as of March 31, 2024, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$3,714,820	53.9%
Pennsylvania	1,288,613	18.7%
New York	989,620	14.3%
Other states	904,350	13.1%
Total commercial real estate loans	$6,897,402	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $135.4 million and $53.8 million, respectively, as of March 31, 2024, compared to $140.5 million and $54.9 million, respectively, as of December 31, 2023. One SNC relationship, with an outstanding balance of $7.3 million (which represents approximately a 6% share of the total facility commitment) was 90 days or more delinquent as of March 31, 2024.
The Company had outstanding junior lien mortgages totaling $142.1 million as of March 31, 2024. Of this total, four loans totaling $507,000 were 90 days or more delinquent.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Mortgage loans:
Commercial	$5,938	5,151
Multi-family	2,355	744
Construction	—	771
Residential	1,647	853
Total mortgage loans	9,940	7,519
Commercial loans	36,892	41,487
Consumer loans	760	633
Total non-performing loans	47,592	49,639
Foreclosed assets	11,324	11,651
Total non-performing assets	$58,916	61,290
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Mortgage loans:
Commercial	$1,148	—
Multi-family	—	1,635
Residential	804	1,208
Total mortgage loans	1,952	2,843
Commercial loans	332	198
Consumer loans	755	275
Total 60-89 day delinquent loans	$3,039	3,316
As of March 31, 2024, the Company’s allowance for credit losses related to the loan portfolio was 0.98% of total loans, compared to 0.99% as of December 31, 2023 and 0.91% as of March 31, 2023, respectively. The Company recorded a provision for credit losses on loans of $200,000 for the three months ended March 31, 2024, compared with a provision of $6.0 million for the three months ended March 31, 2023, respectively. For the three months ended March 31, 2024, the Company had net charge-offs of $971,000 compared to net charge-offs of $671,000 for the same period in 2023. The allowance for credit losses decreased $771,000 to $106.4 million as of March 31, 2024 from $107.2 million as of December 31, 2023. The decrease in the provision for credit losses for the quarter was primarily attributable to an improved economic forecast for the current quarter within our CECL model, partially offset by an increase in specific reserves on impaired credits.

Total non-performing loans were $47.6 million, or 0.44% of total loans as of March 31, 2024, compared to $49.6 million, or 0.46% of total loans as of December 31, 2023. The $2.0 million decrease in non-performing loans as of March 31, 2024, compared to the trailing quarter, consisted of a $4.6 million decrease in non-performing commercial loans and a $771,000 decrease in non-performing construction loans, partially offset by a $1.6 million increase in non-performing multi-family loans, a $794,000 increase in non-performing residential mortgage loans, a $787,000 increase in non-performing commercial mortgage loans and a $127,000 increase in non-performing consumer loans.
As of March 31, 2024 and December 31, 2023, the Company held foreclosed assets of $11.3 million and $11.7 million, respectively. During the three months ended March 31, 2024, there were two properties sold with an aggregate carrying value of $327,000. Foreclosed assets as of March 31, 2024 consisted primarily of commercial real estate. Total non-performing assets as of March 31, 2024, decreased $2.4 million to $58.9 million, or 0.42% of total assets, from $61.3 million, or 0.43% of total assets as of December 31, 2023.
Total investment securities were $2.10 billion as of March 31, 2024, a $33.6 million decrease from December 31, 2023. This decrease was primarily due to repayments of mortgage-backed securities, an increase in unrealized losses on available for sale debt securities and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits decreased $193.6 million during the three months ended March 31, 2024, to $10.10 billion. The decrease in total deposits was primarily due to a decrease in brokered deposits of $90.0 million and a decrease in municipal deposits of $57.0 million. Total savings and demand deposit accounts decreased $129.7 million to $9.07 billion as of March 31, 2024, while total time deposits decreased $64.0 million to $1.03 billion as of March 31, 2024. The decrease in savings and demand deposits consisted of a $149.1 million decrease in non-interest-bearing demand deposits and a $14.7 million decrease in savings deposits, partially offset by a $28.6 million increase in interest bearing demand deposits and a $5.5 million increase in money market deposits. The decrease in time deposits consisted of a $90.0 million decrease in brokered time deposits, partially offset by a $26.0 million increase in retail time deposits.
Within total deposits, brokered deposits totaled $75.7 million as of March 31, 2024. Our estimated uninsured and uncollateralized deposits as of March 31, 2024 totaled $2.49 billion, or 24.7% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of March 31, 2024 was $5.25 billion. Within time deposits, approximately $96.7 million, or 9.4% was uninsured as of March 31, 2024.
Borrowed funds increased $88.1 million during the three months ended March 31, 2024, to $2.06 billion. The increase in borrowings was largely due to asset funding requirements. Borrowed funds represented 14.6% of total assets as of March 31, 2024, an increase from 13.9% as of December 31, 2023.
Stockholders’ equity increased $4.6 million during the three months ended March 31, 2024, to $1.70 billion, primarily due to net income earned for the period, partially offset by an increase in unrealized losses on available for sale debt securities and cash dividends paid to stockholders. For the three months ended March 31, 2024, common stock repurchases totaled 86,325 shares at an average cost of $14.84 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of March 31, 2024, approximately 1.0 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the three months ended March 31, 2024 and 2023, loan repayments totaled $648.8 million and $826.7 million, respectively.
As deposits have declined, the Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $1.72 billion and $1.33 billion, respectively as of March 31, 2024. Our estimated uninsured and uncollateralized deposits as of March 31, 2024 totaled $2.49 billion, or 24.7% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of March 31, 2024, was $5.25 billion.
In March 2023, the Bank established a facility under the BTFP with the FRBNY. As of March 31, 2024, the Company had $550.0 million of advances under the Program. We elected to participate in the BTFP program due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.

Total deposits decreased $193.6 million for the three months ended March 31, 2024. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $881.1 million as of March 31, 2024. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
As of March 31, 2024, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2024
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$552,072	4.00%	552,072	4.00%	1,367,361	9.91%
Common equity Tier 1 risk-based capital	534,942	4.50	832,131	7.00	1,367,361	11.50
Tier 1 risk-based capital	713,256	6.00	1,010,445	8.50	1,367,361	11.50
Total risk-based capital	951,007	8.00	1,248,197	10.50	1,468,902	12.36

Company:
Tier 1 leverage capital	$552,304	4.00%	552,304	4.00%	1,410,155	10.21%
Common equity Tier 1 risk-based capital	535,200	4.50	832,533	7.00	1,397,268	11.75
Tier 1 risk-based capital	713,600	6.00	1,010,933	8.50	1,410,155	11.86
Total risk-based capital	951,467	8.00	1,248,800	10.50	1,511,696	12.71
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
(2) For a period of three years following completion of the merger, Provident Bank will be required to maintain a Tier 1 capital to total assets leverage ratio of at least 8.5% and a total capital to risk-based assets ratio of at least 11.25%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

General. The Company reported net income of $32.1 million, or $0.43 per basic and diluted share for the three months ended March 31, 2024, compared to net income of $40.5 million, or $0.54 per basic and diluted share, for the three months ended March 31, 2023.
Transaction costs related to our pending merger with Lakeland totaled $2.2 million for the three months ended March 31, 2024, compared with $1.1 million for the respective 2023 period. In addition, prior year earnings for the three months ended March 31, 2023, included a $2.0 million gain recognized from the sale of a foreclosed commercial property.
The following tables sets forth certain information for the three months ended March 31, 2024 and 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$87,848	$1,182	5.41%	72,022	845	4.76%
Federal funds sold and other short-term investments	21	—	—	29	—	3.70
Available for sale debt securities	1,673,950	10,022	2.39	1,808,619	10,402	2.30
Held to maturity debt securities, net (1)	357,246	2,268	2.54	383,907	2,368	2.47
Equity securities, at fair value	1,099	—	—	991	—	—
Federal Home Loan Bank stock	73,754	2,308	12.52	59,106	1,028	6.96
Net loans: (2)
Total mortgage loans	7,990,218	107,456	5.33	7,643,140	95,988	5.02
Total commercial loans	2,381,965	36,100	6.03	2,146,658	28,683	5.37
Total consumer loans	296,809	4,523	6.13	304,058	4,242	5.66
Total net loans	10,668,992	148,079	5.51	10,093,856	128,913	5.12
Total interest earning assets	$12,862,910	163,859	5.06	12,418,530	143,556	4.63
Non-Interest Earning Assets:
Cash and due from banks	116,563			142,953
Other assets	1,114,294			1,171,225

Total assets	$14,093,767			13,732,708
Interest Bearing Liabilities:
Demand deposits	$5,894,062	$41,566	2.84%	5,771,582	21,920	1.54%
Savings deposits	1,163,181	637	0.22	1,398,419	453	0.13
Time deposits	1,065,170	10,331	3.90	859,773	5,137	2.42
Total deposits	8,122,413	52,534	2.60	8,029,774	27,510	1.39
Borrowed funds	1,940,981	17,383	3.60	1,224,279	7,476	2.48
Subordinated debentures	10,712	272	10.23	10,511	246	9.51
Total interest bearing liabilities	$10,074,106	70,189	2.80	9,264,564	35,232	1.54
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,072,001			2,550,796
Other non-interest bearing liabilities	249,490			290,978
Total non-interest bearing liabilities	2,321,491			2,841,774
Total liabilities	12,395,597			12,106,338
Stockholders' equity	1,698,170			1,626,370
Total liabilities and stockholders' equity	$14,093,767			13,732,708
Net interest income		$93,670			108,324
Net interest rate spread			2.26%			3.09%
Net interest-earning assets	$2,788,804			3,153,966
Net interest margin (3)			2.87%			3.48%
Ratio of interest-earning assets to total interest-bearing liabilities	1.28x			1.34x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income decreased $14.7 million to $93.7 million for the three months ended March 31, 2024, from $108.3 million for same period in 2023. The decrease in net interest income was primarily due to a decrease in lower-

costing deposits and an increase in borrowings, combined with unfavorable repricing of both deposits and borrowings, partially offset by originations of new loans and the favorable repricing of adjustable-rate loans.
The net interest margin decreased 61 basis points to 2.87% for the quarter ended March 31, 2024, compared to 3.48% for the quarter ended March 31, 2023. The weighted average yield on interest-earning assets increased 43 basis points to 5.06% for the quarter ended March 31, 2024, compared to 4.63% for the quarter ended March 31, 2023, while the weighted average cost of interest-bearing liabilities increased 126 basis points for the quarter ended March 31, 2024, to 2.80%, compared to 1.54% for the quarter ended March 31, 2023. The average cost of interest-bearing deposits for the quarter ended March 31, 2024, was 2.60%, compared to 1.39% for the same period last year. Average non-interest-bearing demand deposits totaled $2.07 billion for the quarter ended March 31, 2024, compared to $2.55 billion for the quarter ended March 31, 2023. The average cost of total deposits, including non-interest-bearing deposits, was 2.07% for the quarter ended March 31, 2024, compared with 1.05% for the quarter ended March 31, 2023. The average cost of borrowed funds for the quarter ended March 31, 2024, was 3.60%, compared to 2.48% for the same period last year.
Interest income on loans secured by real estate increased $11.5 million to $107.5 million for the three months ended March 31, 2024, from $96.0 million for the three months ended March 31, 2023. Commercial loan interest income increased $7.4 million to $36.1 million for the three months ended March 31, 2024, from $28.7 million for the three months ended March 31, 2023. Consumer loan interest income increased $0.3 million to $4.5 million for the three months ended March 31, 2024, from $4.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the average balance of total loans increased $575.1 million to $10.67 billion, compared to the same period in 2023. The average yield on total loans for the three months ended March 31, 2024, increased 39 basis points to 5.51%, from 5.12% for the same period in 2023.
Interest income on held to maturity debt securities decreased $100,000 to $2.3 million for the three months ended March 31, 2024, compared to the same period last year. Average held to maturity debt securities decreased $26.7 million to $357.2 million for the three months ended March 31, 2024, from $383.9 million for the same period in 2023.
Interest income on available for sale debt securities decreased $380,000 to $10.0 million for the three months ended March 31, 2024, from $10.4 million for the three months ended March 31, 2023. The average balance of available for sale debt securities decreased $134.7 million to $1.67 billion for the three months ended March 31, 2024, compared to the same period in 2023.
Dividend income on FHLBNY stock increased $1.3 million to $2.3 million for the three months ended March 31, 2024, from $1.0 million for the three months ended March 31, 2023. The average balance of FHLBNY stock increased $14.6 million to $73.8 million for the three months ended March 31, 2024, compared to the same period in 2023.
The average yield on total securities increased to 2.87% for the three months ended March 31, 2024, compared with 2.52% for the same period in 2023.
Interest expense on deposit accounts increased $25.0 million to $52.5 million for the three months ended March 31, 2024, compared with $27.5 million for the three months ended March 31, 2023. The average cost of interest-bearing deposits increased to 2.60% for the three months ended March 31, 2024, from 1.39% for the three months ended March 31, 2023. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended March 31, 2024, decreased $112.8 million to $7.06 billion. Average time deposit account balances increased $205.4 million to $1.07 billion for the three months ended March 31, 2024, from $859.8 million for the three months ended March 31, 2023.
Interest expense on borrowed funds increased $9.9 million to $17.4 million for the three months ended March 31, 2024, from $7.5 million for the three months ended March 31, 2023. The average cost of borrowings increased to 3.60% for the three months ended March 31, 2024, from 2.48% for the three months ended March 31, 2023. Average borrowings increased $716.7 million to $1.94 billion for the three months ended March 31, 2024, from $1.22 billion for the three months ended March 31, 2023.
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

The Company recorded a $200,000 provision for credit losses on loans, compared with a $6.0 million provision for credit losses for the quarter ended March 31, 2023. The decrease in the provision for credit losses was largely a function of the period-over-period improvement in the economic forecast.
Non-Interest Income. Non-interest income totaled $20.8 million for the quarter ended March 31, 2024, a decrease of $1.3 million, compared to the same period in 2023. Other income decreased $2.5 million to $798,000 for the three months ended March 31, 2024, compared to the quarter ended March 31, 2023, primarily due to a $2.0 million gain from the sale of a foreclosed commercial property which was recorded in the prior year, combined with a decrease in gains on sales of SBA loans. Fee income decreased $475,000 to $5.9 million for the three months ended March 31, 2024, compared to the prior year quarter, primarily due to decreases in commercial loan prepayment fees and deposit fee income. Partially offsetting these decreases in non-interest income, insurance agency income increased $691,000 to $4.8 million for the three months ended March 31, 2024, compared to the quarter ended March 31, 2023, largely due to an increase in business activity. Wealth management income increased $573,000 to $7.5 million for the three months ended March 31, 2024, compared to the quarter ended March 31, 2023, mainly due to an increase in the average market value of assets under management during the period, combined with an increase in mutual fund fees. Additionally, BOLI income increased $333,000 to $1.8 million for the three months ended March 31, 2024, compared to the prior year quarter, primarily due a benefit claim recognized in the current quarter, combined with an increase in equity valuations.
Non-Interest Expense. For the three months ended March 31, 2024, non-interest expense totaled $71.3 million, an increase of $1.8 million, compared to the three months ended March 31, 2023. Compensation and benefits expense increased $1.3 million to $40.0 million for three months ended March 31, 2024, compared to $38.7 million for the same period in 2023. The increase was primarily due to an increase in salary expense associated with Company-wide annual merit increases, combined with increases in the accrual for incentive compensation, payroll taxes and employee insurance, partially offset by a decrease in stock-based compensation. Data processing expense increased $1.3 million to $6.8 million for three months ended March 31, 2024, compared to $5.5 million for the same period in 2023. The increase in data processing expense was primarily due to increases in software service, telecommunication and electronic business banking expenses. Merger-related expenses related to our pending combination with Lakeland increased $1.1 million to $2.2 million for the three months ended March 31, 2024, compared to the same period in 2023. Additionally, FDIC insurance expense increased $335,000 to $2.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a current quarter FDIC special assessment of $195,000, combined with an increase in the assessment rate. Partially offsetting these increases in non-interest expense, other operating expense decreased $729,000 to $10.3 million for the three months ended March 31, 2024, compared to $11.1 million for the three months ended March 31, 2023, largely due to a decrease in professional fees, partially offset by additional expenses related to foreclosed commercial real estate properties. For the three months ended March 31, 2024, the Company recorded a $506,000 provision benefit for credit losses on off-balance sheet credit exposures, compared to a $739,000 provision charge for the same period in 2023. The $1.2 million decrease in the provision for credit losses on off-balance sheet credit exposures for the current quarter was primarily due to a decrease in loans approved and awaiting closing.
Income Tax Expense. For the three months ended March 31, 2024, the Company's income tax expense was $10.9 million with an effective tax rate of 25.3%, compared with $14.5 million with an effective tax rate of 26.3% for the three months ended March 31, 2023. The decrease in tax expense for the three months ended March 31, 2024, compared with the same period last year was largely the result of a decrease in taxable income and the 2024 sunset of the 2.5% NJ Corporate Business Tax surcharge, while the decrease in the effective tax rate for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, was largely due to the 2024 sunset of the 2.5% NJ Corporate Business Tax surcharge and a decrease in the proportion of income derived from taxable sources.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate residential mortgage loans at origination. The Company retains residential fixed rate mortgages with terms of 15 years or less and biweekly payment residential mortgages with a term of 30 years or less. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime Rate, the Federal Funds Rate or SOFR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.
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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2024 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-300	$374,256	$(10,683)	(2.8)%
-200	377,528	(7,411)	(1.9)
-100	381,273	(3,666)	(1.0)
Static	384,939	—	—
+100	385,451	512	0.1
The interest rate risk position of the Company remains slightly asset-sensitive. As a result, the preceding table indicates that, as of March 31, 2024, in the event of a 100 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 0.1%, or $512,000. In the event of a 300 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 2.8%, or $10.7 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31,

2024 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-300	$1,422,618	$(305,270)	(17.7)%	9.8%	(22.5)%
-200	1,557,489	(170,399)	(9.9)	10.9	(13.5)
-100	1,660,945	(66,943)	(3.9)	11.8	(5.9)
Flat	1,727,888	—	—	12.6	—
+100	1,748,391	20,503	1.2	13.0	3.4
The preceding table indicates that as of March 31, 2024, in the event of an immediate and sustained 100 basis point increase in interest rates, the present value of equity is projected to increase 1.2%, or $20.5 million. If rates were to decrease 300 basis points, the present value of equity would decrease 17.7%, or $305.3 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, have been supplemented by the Company for the quarter ended March 31, 2024, as follows:
Risk Factors Related to the Pending Merger with Lakeland
The regulatory approvals received for the merger of the Company and Lakeland include conditions and commitments that could in the future have adverse effects on the Company.
The Company and Provident Bank have received approvals from the bank regulatory authorities to consummate the merger with Lakeland, subject to certain Regulatory Conditions. The Regulatory Conditions include, but are not limited to: prior to consummation of the merger, the Company must complete the issuance of $200 million of Tier 2 qualifying subordinated debt; for three years following consummation of the merger, Provident Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and Provident Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that Provident Bank submitted to the FDIC. The failure to comply with the Regulatory Conditions following the consummation of the merger could result in supervisory and enforcement actions against the Company and Provident Bank, including the issuance of a cease and desist order or the imposition of civil money penalties, and could constrain the Company’s business operations, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Failure to complete the merger could negatively impact us.
If the merger is not completed for any reason, including failure to comply with the applicable Regulatory Conditions, there may be various adverse consequences for us. If the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation or enforcement actions related to any failure to consummate the merger. If the merger is not completed, we will have to pay certain expenses related to the merger and this offering without realizing the expected benefits of the merger. Consequently, the failure to complete the merger could have a material adverse impact on us.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2024 through January 31, 2024	220	$18.13	220	1,061,980
February 1, 2024 through February 29, 2024	—	—	—	1,061,980
March 1, 2024 through March 31, 2024	86,105	14.83	86,105	975,875
Total	86,325	14.84	86,325
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
(a) During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6.	Exhibits.
The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022/File No. 001-31566)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2023, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2023/File No. 001-31566)

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated March 29, 2024, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2024/File No. 001-31566)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	April 26, 2024	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2024	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2024	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer