Form 10-Q
period 2024-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2024-08-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2024 there were 137,565,966 shares issued and 130,485,099 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 36,957 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2024 (Unaudited) and December 31, 2023
(Dollars in Thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$290,528	$180,241
Short-term investments	33	14
Total cash and cash equivalents	290,561	180,255
Available for sale debt securities, at fair value	2,626,783	1,690,112
Held to maturity debt securities, net (fair value of $332,691 as of June 30, 2024 (unaudited) and $352,601 as of December 31, 2023)	350,528	363,080
Equity securities, at fair value	19,250	1,270
Federal Home Loan Bank stock	100,068	79,217
Loans held for sale	4,450	1,785
Loans held for investment	18,759,330	10,871,916
Less allowance for credit losses	188,331	107,200
Net loans	18,575,449	10,766,501
Foreclosed assets, net	11,119	11,651
Banking premises and equipment, net	127,396	70,998
Accrued interest receivable	93,843	58,966
Intangible assets	851,507	457,942
Bank-owned life insurance	404,605	243,050
Other assets	619,358	287,768
Total assets	$24,070,467	$14,210,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$13,526,094	$8,020,889
Savings deposits	1,745,158	1,175,683
Certificates of deposit of $250,000 or more	871,842	218,549
Other time deposits	2,210,150	877,393
Total deposits	18,353,244	10,292,514
Mortgage escrow deposits	50,694	36,838
Borrowed funds	2,302,058	1,970,033
Subordinated debentures	412,766	10,695
Other liabilities	396,059	210,134
Total liabilities	21,514,821	12,520,214
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,380,393 shares outstanding as of June 30, 2024 and 75,537,186 outstanding as of December 31, 2023	1,376	832
Additional paid-in capital	1,868,643	989,058
Retained earnings	957,979	974,542
Accumulated other comprehensive (loss) income	(139,964)	(141,115)
Treasury stock	(129,115)	(127,825)
Unallocated common stock held by the Employee Stock Ownership Plan	(3,273)	(4,896)
Common stock acquired by deferred compensation plans	(2,398)	(2,694)
Deferred compensation plans	2,398	2,694
Total stockholders’ equity	2,555,646	1,690,596
Total liabilities and stockholders’ equity	$24,070,467	$14,210,810
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Real estate secured loans	$156,318	$99,302	$263,774	$195,290
Commercial loans	58,532	31,426	94,632	60,109
Consumer loans	8,351	4,431	12,874	8,673
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	20,394	11,432	32,724	22,862
Held to maturity debt securities	2,357	2,357	4,625	4,725
Due from banks, Federal funds sold and other short-term investments	1,859	948	3,041	1,793
Total interest income	247,811	149,896	411,670	293,452
Interest expense:
Deposits	81,058	36,447	133,592	63,957
Borrowed funds	20,566	14,088	37,949	21,564
Subordinated debt	4,681	255	4,953	501
Total interest expense	106,305	50,790	176,494	86,022
Net interest income	141,506	99,106	235,176	207,430
Provision charge for credit losses	69,705	9,750	69,385	16,490
Net interest income after provision charge for credit losses	71,801	89,356	165,791	190,940
Non-interest income:
Fees	8,699	5,775	14,611	12,162
Wealth management income	7,769	6,919	15,257	13,834
Insurance agency income	4,488	3,847	9,281	7,950
Bank-owned life insurance	3,323	1,534	5,140	3,018
Net (loss) gain on securities transactions	(2,973)	29	(2,974)	24
Other income	969	1,283	1,766	4,552
Total non-interest income	22,275	19,387	43,081	41,540
Non-interest expense:
Compensation and employee benefits	54,888	35,283	94,936	74,021
Net occupancy expense	11,142	7,949	19,662	16,360
Data processing expense	8,433	5,716	15,217	11,224
FDIC insurance	3,100	2,125	5,372	4,061
Amortization of intangibles	6,483	749	7,188	1,511
Advertising and promotion expense	1,171	1,379	2,137	2,589
Merger-related expenses	18,915	1,960	21,117	3,060
Other operating expenses	11,262	9,949	21,592	21,032
Total non-interest expense	115,394	65,110	187,221	133,858
(Loss) Income before income tax expense	(21,318)	43,633	21,651	98,622
Income tax (benefit) expense	(9,833)	11,630	1,055	26,083
Net (loss) income	$(11,485)	$32,003	$20,596	$72,539
Basic earnings per share	$(0.11)	$0.43	$0.23	$0.97
Weighted average basic shares outstanding	102,957,521	74,823,272	89,108,775	74,734,795
Diluted earnings per share	$(0.11)	$0.43	$0.23	$0.97
Weighted average diluted shares outstanding	102,957,521	74,830,187	89,116,590	74,766,848

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(11,485)	$32,003	$20,596	$72,539
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	11,561	(14,726)	1,604	6,138
Reclassification adjustment for losses included in net income	2,056	—	2,056	—
Total	13,617	(14,726)	3,660	6,138
Unrealized gains and losses on derivatives:
Net unrealized gains arising during the period	941	3,650	4,144	3,033
Reclassification adjustment for (gains) included in net income	(2,582)	(3,010)	(5,469)	(6,089)
Total	(1,641)	640	(1,325)	(3,056)
Amortization related to post-retirement obligations	(355)	(261)	(1,184)	(530)
Total other comprehensive income (loss)	11,621	(14,347)	1,151	2,552
Total comprehensive income	$136	$17,656	$21,747	$75,091

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2023	$832	$984,089	$940,533	$(148,146)	$(127,814)	$(9,414)	$(3,289)	$3,289	$1,640,080
Net income	—	—	32,003	—	—	—	—	—	32,003
Other comprehensive loss, net of tax	—	—	—	(14,347)	—	—	—	—	(14,347)
Cash dividends paid	—	—	(18,133)	—	—	—	—	—	(18,133)
Distributions from deferred comp plans	—	32	—	—	—	—	139	(139)	32
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(4)	—	—	—	(4)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(1)	—	—	—	811	—	—	810
Allocation of Stock Award Plan ("SAP") shares	—	1,997	—	—	—	—	—	—	1,997
Allocation of stock options	—	33	—	—	—	—	—	—	33
Balance as of June 30, 2023	$832	$986,150	$954,403	$(162,493)	$(127,818)	$(8,603)	$(3,150)	$3,150	$1,642,471

For the six months ended June 30, 2023	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	72,539	—	—	—	—	—	72,539
Other comprehensive loss, net of tax	—	—	—	2,552	—	—	—	—	2,552
Cash dividends paid	—	—	(36,727)	—	—	—	—	—	(36,727)
Effect of adopting Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	79	—	—	—	—	277	(277)	79
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,671)	—	—	—	(1,671)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	243	—	—	—	1,623	—	—	1,866
Allocation of SAP shares	—	4,830	—	—	—	—	—	—	4,830
Allocation of stock options	—	77	—	—	—	—	—	—	77
Balance as of June 30, 2023	$832	$986,150	$954,403	$(162,493)	$(127,818)	$(8,603)	$(3,150)	$3,150	$1,642,471

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2024	$832	$990,582	$988,480	$(151,585)	$(129,062)	$(4,085)	$(2,546)	$2,546	$1,695,162
Net income	—	—	(11,485)	—	—	—	—	—	(11,485)
Other comprehensive loss, net of tax	—	—	—	11,621	—	—	—	—	11,621
Cash dividends paid	—	—	(19,016)	—	—	—	—	—	(19,016)
Distributions from deferred comp plans	—	30	—	—	—	—	148	(148)	30
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(53)	—	—	—	(53)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(123)	—	—	—	812	—	—	689
Allocation of SAP shares	—	1,904	—	—	—	—	—	—	1,904
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	16	—	—	—	—	—	—	16
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646

For the six months ended June 30, 2024	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	20,596	—	—	—	—	—	20,596
Other comprehensive loss, net of tax	—	—	—	1,151	—	—	—	—	1,151
Cash dividends paid	—	—	(37,159)	—	—	—	—	—	(37,159)
Distributions from deferred comp plans	—	63	—	—	—	—	296	(296)	63
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,290)	—	—	—	(1,290)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(181)	—	—	—	1,623	—	—	1,442
Allocation of SAP shares	—	3,425	—	—	—	—	—	—	3,425
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	44	—	—	—	—	—	—	44
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$20,596	$72,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	12,346	5,953
Provision charge for credit losses	69,385	16,490
Deferred tax benefit	(1,020)	(2,332)
Amortization of operating lease right-of-use assets	6,398	5,257
Income on Bank-owned life insurance	(5,140)	(3,018)
Net amortization of premiums and discounts on securities	694	4,012
Accretion of net deferred loan fees	(3,611)	(4,691)
Amortization of premiums on purchased loans, net	100	120
Originations of loans held for sale	(5,285)	(11,490)
Proceeds from sales of loans originated for sale	3,005	11,938
ESOP expense	1,442	1,866
Allocation of stock award expense	3,425	4,830
Allocation of stock option expense	44	77
Net gain on sale of loans	(385)	(972)
Net loss (gain) on securities transactions	2,974	(24)
Net gain on sale of premises and equipment	—	(197)
Net gain on sale of foreclosed assets	(203)	(2,789)
Increase in accrued interest receivable	(7,634)	(1,942)
(Increase) decrease in other assets	(27,968)	7,490
Increase (decrease) in other liabilities	48,748	(17,719)
Net cash provided by operating activities	117,911	85,398
Cash flows from investing activities:
Net decrease (increase) in loans	5,236	(285,500)
Purchases of loans	—	(3,394)
Proceeds from sales of foreclosed assets	426	3,485
Proceeds from maturities, calls and paydowns of held to maturity debt securities	22,908	17,545
Purchases of investment securities held to maturity	(15,122)	(9,130)
Proceeds from sales of available for sale debt securities	568,360	—
Proceeds from maturities, calls and paydowns of available for sale debt securities	122,363	92,681
Purchases of available for sale debt securities	(60,338)	(34,802)
Proceeds from redemption of Federal Home Loan Bank stock	121,738	112,279
Purchases of Federal Home Loan Bank stock	(142,589)	(137,055)
Cash received, net of cash consideration paid for acquisition	194,548	—
BOLI claim benefits received	1,356	2,347
Proceeds from sales of premises and equipment	—	62
Purchases of premises and equipment	(1,513)	(2,959)
Net cash provided by (used in) investing activities	817,373	(244,441)
Cash flows from financing activities:
Net decrease in deposits	(562,194)	(301,904)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2024	2023
Increase in mortgage escrow deposits	8,324	8,575
Cash dividends paid to stockholders	(37,159)	(36,727)
Purchase of treasury stock	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(1,290)	(1,671)
Stock options exercised	—	790
Proceeds from subordinated debentures	221,243	—
Proceeds from long-term borrowings	—	446,531
Payments on long-term borrowings	—	(32,500)
Net (decrease) increase in short-term borrowings	(453,902)	98,313
Net cash (use in) provided by financing activities	(824,978)	181,407
Net increase in cash and cash equivalents	110,306	22,364
Cash and cash equivalents at beginning of period	180,185	186,438
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	180,255	186,508
Cash and cash equivalents at end of period	290,491	208,802
Restricted cash at end of period	70	70
Total cash, cash equivalents and restricted cash at end of period	$290,561	$208,872

Cash paid during the period for:
Interest on deposits and borrowings	$137,204	$81,490
Income taxes	$18,419	$26,591
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$14,742	$—
Initial recognition of operating lease liabilities	$14,742	$—
Transfer of loans receivable to foreclosed assets	$—	$12,341
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$1,632,107	$—
Loans held for sale	1,494
Loans held for investment	7,889,138	—
Bank-owned life insurance	160,646	—
Goodwill and other intangible assets	400,773	—
Bank premises and equipment	60,578	—
Other assets	269,251	—
Total non-cash assets acquired at fair value	$10,413,987	$—

Liabilities assumed
Deposits	$8,622,924	$—
Borrowings	785,927	—
Subordinated debentures	180,198	—
Other Liabilities	142,708	—
Total liabilities assumed	$9,731,757	$—

Common stock issued for acquisitions	$876,778	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for all of 2024.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2024			2023
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net (loss) income	$(11,485)			$32,003
Basic earnings per share:
(Loss) Income available to common stockholders	$(11,485)	102,957,521	$(0.11)	$32,003	74,823,272	$0.43
Dilutive shares		—			6,915
Diluted earnings per share:
(Loss) Income available to common stockholders	$(11,485)	102,957,521	$(0.11)	$32,003	74,830,187	$0.43

	Six months ended June 30,
	2024			2023
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$20,596			$72,539
Basic earnings per share:
Income available to common stockholders	$20,596	89,108,775	$0.23	$72,539	74,734,795	$0.97
Dilutive shares		7,815			32,053
Diluted earnings per share:
Income available to common stockholders	$20,596	89,116,590	$0.23	$72,539	74,766,848	$0.97
Anti-dilutive stock options and awards as of June 30, 2024 and 2023, totaling 1.5 million shares and 1.3 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2024, an initial CECL provision for credit losses on loans and commitments to extend credit of $65.2 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2024. The Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.91 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company expects to close 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
Under the merger agreement, each share of Lakeland common stock was converted into the right to receive 0.8319 shares of the Company's common stock, a total of 54,356,954 shares converted, plus cash in lieu of fractional shares. The total consideration paid for the acquisition of Lakeland was $876.8 million. In connection with the acquisition, Lakeland Bank, a wholly owned subsidiary of Lakeland, was merged with and into the Bank.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $190.9 million and was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the merger date, net of cash consideration paid (in thousands):

As of May 16, 2024
Assets acquired:
Cash and cash equivalents, net	$194,548
Available for sale debt securities	1,585,993
Federal Home Loan Bank stock	46,113
Loans held for sale	1,494
Loans held for investment	7,906,326
Allowance for credit losses on PCD loans	(17,188)
Loans, net	7,889,138
Bank-owned life insurance	160,646
Banking premises and equipment	60,578
Accrued interest receivable	27,241
Goodwill	190,858
Other intangibles assets	209,915
Other assets	242,011
Total assets acquired	$10,608,535

Liabilities assumed:
Deposits	8,622,924
Mortgage escrow deposits	5,532
Borrowed funds	785,927
Subordinated debentures	180,198
Other liabilities	137,176
Total liabilities assumed	$9,731,757

Net assets acquired	$876,778
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values and goodwill may be required.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Lakeland acquisition were as follows:
Securities Available for Sale
The estimated fair values of the available for sale debt securities, primarily comprised of U.S. government agency mortgage-backed securities and U.S. government agency and municipal bonds carried on Lakeland's balance sheet was confirmed using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities and a fair value adjustment was not recorded on the investments. A fair value discount of $249.7 million was recorded on the investments.
Loans
Loans acquired from Lakeland were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Lakeland were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Cash flows were adjusted for expected losses and prepayments. Projected cash flows were then discounted to present value based on: the relative risk of the cash flows, taking into account the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and monthly principal and interest cash flows were discounted to present value and summed to arrive at the calculated value of the loans. The fair value of the acquired loans receivable had a gross amortized cost basis of $7.91 billion.
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, the Company recorded interest rate loan fair value and credit fair value adjustments. Loans were grouped into pools based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The loans were valued at the sub-pool level and were pooled at the summary level based on loan type. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these market rates was used as the fair value interest rate that a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $297.2 million. The Company used historical annual average charge-off percentages for banking institutions identified as peers of the Company and Lakeland combined as a market-participant proxy to develop the life-of-loan loss rates per loan type for the Non-PCD loans. The default and loss rates were then applied to the principal balance to arrive at the projected credit losses for each period, which resulted in a credit fair value discount of $82.4 million.
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modifications for borrowers experiencing financial difficulty; (3) risk ratings of watch, special mention, substandard or doubtful; and (4) loans greater than 59 days past due. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics.
This estimate of credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecasts. The expected lifetime losses were calculated using historical losses observed at the Bank, Lakeland and peer banks. A $17.2 million allowance for credit losses was recorded on PCD loans. The interest rate fair value adjustment related to PCD loans will be substantially recognized as interest income on a level yield amortization or straight line method over the expected life of the loans.
The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired (in thousands):

Gross amortized cost basis as of May 16, 2024	$8,323,589
Interest rate fair value adjustment on all loans	(330,540)
Credit fair value adjustment on non-PCD loans	(82,359)
Charge-offs on PCD Loans at acquisition	(4,364)
Allowance for credit losses on PCD loans	(17,188)
Fair value of acquired loans, net, as of May 16, 2024	$7,889,138
The table below is a summary of the PCD loans that were acquired from Lakeland as of the closing date (in thousands):

Gross amortized cost basis as of May 16, 2024	$564,147
Charge-offs on PCD Loans at acquisition	(4,364)
Interest component of expected cash flows (accretable difference)	(33,365)
Allowance for credit losses on PCD loans	(17,188)
Net PCD loans	$509,230
Banking Premises and Equipment
The Company acquired 68 branches from Lakeland, 29 of which were owned premises. The Company expects to close 13 of the acquired banking offices in the third quarter of 2024. The fair value of Lakeland’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located.
Core Deposit Intangible
The fair value of the core deposit intangible was measured using a discounted cash flow approach by comparing the all-in cost of less rate sensitive deposits against an alternative funding source. The discounted cash flow approach is used because there is no reliable market participant data to support a market approach nor is there an effective measure to utilize the cost approach. To calculate the value of core deposits, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources by using an average of Federal Home Loan Bank of New York ("FHLBNY") advance rates and brokered CD rates as disclosed by market sources. The projected cash flows were developed using projected deposit attrition rates. The discount rate was calculated using the Capital Assets Pricing Model.
The core deposit intangible totaled $209.2 million and is being amortized over its estimated life of approximately 10 years based on dollar weighted deposit runoff on an annualized basis. The core deposit intangible will be evaluated annually for impairment.
Bank Owned Life Insurance ("BOLI")
Lakeland's BOLI cash surrender value was $160.6 million with no fair value adjustment required.
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $1.2 million is being amortized into income on a level yield basis over the contractual life of the deposits.
Borrowings
The fair value of FHLBNY advances was determined based on a discounted cash flow analysis using a discount rate derived from FHLBNY rates as of May 16, 2024. The cash flows of the advances were projected based on the scheduled payments of each advance.
Subordinated Debentures
At the valuation date, Lakeland had three outstanding trust preferred issuances and a subordinated debt issuance with an aggregate balance of $180.2 million, all of which was assumed by the Company on May 16, 2024. The fair value of trust preferred and subordinated debt issuances was determined based on a discounted cash flow analysis using a discount rate commensurate with yields and terms of comparable issuances. The cash flows were projected through the remaining contractual term of the trust preferred issuance and based on the call date for the subordinated debt issuance.
Merger-Related Expenses
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $18.9 million and $21.1 million for the three and six months ended June 30, 2024, respectively, compared with $2.0 million and $3.1 million for the three and six months ended June 30, 2023.

Note 3. Investment Securities
As of June 30, 2024, the Company had $2.63 billion and $350.5 million in available for sale debt securities and held to maturity debt securities, respectively. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of June 30, 2024 totaled 1,168, compared with 808 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of June 30, 2024, was due to the addition of Lakeland securities, combined with higher current market interest rates compared to rates as of December 31, 2023.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$358,744	2	(23,715)	335,031
Government-agency obligations	164,690	1,672	(160)	166,202
Mortgage-backed securities	2,032,733	7,058	(190,607)	1,849,184
Asset-backed securities	52,470	807	(224)	53,053
State and municipal obligations	136,407	309	(10,158)	126,558
Corporate obligations	99,474	1,609	(4,328)	96,755
	$2,844,518	11,457	(229,192)	2,626,783

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,618	—	(22,740)	253,878
Government-agency obligations	26,310	1,188	—	27,498
Mortgage-backed securities	1,462,159	377	(176,927)	1,285,609
Asset-backed securities	31,809	594	(168)	32,235
State and municipal obligations	64,454	—	(7,870)	56,584
Corporate obligations	40,448	—	(6,140)	34,308
	$1,901,798	2,159	(213,845)	1,690,112
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $9.2 million and $4.9 million as of June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of June 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2024
	Amortized cost	Fair value
Due in one year or less	$56,503	57,494
Due after one year through five years	361,811	337,043
Due after five years through ten years	115,803	112,705
Due after ten years	110,821	102,936
	$644,938	610,178
Investments which pay principal on a periodic basis totaling $2.20 billion at amortized cost and $2.02 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and six months ended June 30, 2024, proceeds from sales on securities in the available for sale debt securities portfolio totaled $568.4 million, with no gains and $3.0 million of losses recognized. For the three and six months ended June 30, 2023, there were no sales of securities from the available for sale debt securities portfolio. For the three and six months ended June 30, 2024 and 2023, there were no proceeds from calls on securities in the available for sale debt securities portfolio.

The number of available for sale debt securities in an unrealized loss position as of June 30, 2024 totaled 620, compared with 436 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of June 30, 2024, was primarily due to the addition of Lakeland, combined with higher current market interest rates compared to rates as of December 31, 2023. All securities in an unrealized loss position were investment grade as of June 30, 2024.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $15,000 and $31,000, as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury obligations	$6,984	—	—	6,984
Government-agency obligations	9,998	—	(550)	9,448
State and municipal obligations	327,006	694	(17,671)	310,029
Corporate obligations	6,556	—	(326)	6,230
	$350,544	694	(18,547)	332,691

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury obligations	$5,146	1	—	5,147
Government-agency obligations	11,058	—	(652)	10,406
State and municipal obligations	339,816	244	(9,700)	330,360
Corporate obligations	7,091	—	(403)	6,688
	$363,111	245	(10,755)	352,601
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $3.0 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $1.2 million and $2.4 million, respectively. As to these calls on securities, for the three months ended June 30, 2024, there were no gross gains or gross losses, while for the six months ended June 30, 2024, there were no gross gains, while gross losses totaled $1,200. For the three and six months ended June 30, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.5 million and $6.6 million, respectively. As to these calls on securities, for the three months ended June 30, 2023, gross gains totaled $28,000, with no gross losses, while for the six months ended June 30, 2023, gross gains totaled $24,000, with no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio by contractual maturity, excluding an allowance for credit losses of $15,000, as of June 30, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2024
	Amortized cost	Fair value
Due in one year or less	$39,389	39,125
Due after one year through five years	180,001	174,525
Due after five years through ten years	107,966	100,776
Due after ten years	23,188	18,265
	$350,544	332,691

The number of held to maturity debt securities in an unrealized loss position as of June 30, 2024 totaled 548, compared with 372 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of June 30, 2024, was due to higher current market interest rates compared to rates as of December 31, 2023.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of June 30, 2024 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$6,984	—	—	—	—	6,984
Government-agency obligations	9,998	—	—	—	—	9,998
State and municipal obligations	45,709	249,553	30,051	—	1,693	327,006
Corporate obligations	502	2,485	3,544		25	6,556
	$63,193	252,038	33,595	—	1,718	350,544

	December 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,146	—	—	—	—	5,146
Government-agency obligations	11,058	—	—	—	—	11,058
State and municipal obligations	43,749	156,438	137,231	—	2,398	339,816
Corporate obligations	504	2,510	4,052	—	25	7,091
	$60,457	158,948	141,283	—	2,423	363,111

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of June 30, 2024, the held to maturity debt securities portfolio was comprised of 18% rated AAA, 72% rated AA, 10% rated A, and less than 1% either below an A rating or not rated by Moody’s or Standard and Poor’s. Securities not explicitly rated, such as U.S. government issued mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans receivable as of June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Mortgage loans:
Commercial	$7,337,742	4,512,411
Multi-family	3,189,808	1,812,500
Construction	970,244	653,246
Residential	2,024,027	1,164,956
Total mortgage loans	13,521,821	8,143,113
Commercial loans	4,617,232	2,440,621
Consumer loans	626,016	299,164
Total gross loans	18,765,069	10,882,898
Premiums on purchased loans	1,410	1,474
Net deferred fees	(7,149)	(12,456)
Total loans	$18,759,330	10,871,916
Accrued interest on loans totaled $81.6 million and $50.9 million as of June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands):

	June 30, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$1,707	1,231	3,588	—	6,526	7,331,216	7,337,742	3,588
Multi-family	—	—	7,276	—	7,276	3,182,532	3,189,808	7,276
Construction	—	—	11,698	—	11,698	958,546	970,244	11,698
Residential	1,714	2,193	4,447	—	8,354	2,015,673	2,024,027	4,447
Total mortgage loans	3,421	3,424	27,009	—	33,854	13,487,967	13,521,821	27,009
Commercial loans	3,444	1,146	39,715	—	44,305	4,572,927	4,617,232	28,675
Consumer loans	2,891	648	1,144	—	4,683	621,333	626,016	1,144
Total gross loans	$9,756	5,218	67,868	—	82,842	18,682,227	18,765,069	56,828

	December 31, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$825	—	5,151	—	5,976	4,506,435	4,512,411	5,151
Multi-family	3,815	1,635	744	—	6,194	1,806,306	1,812,500	744
Construction	—	—	771	—	771	652,475	653,246	771
Residential	3,429	1,208	853	—	5,490	1,159,466	1,164,956	853
Total mortgage loans	8,069	2,843	7,519	—	18,431	8,124,682	8,143,113	7,519
Commercial loans	998	198	41,487	—	42,683	2,397,938	2,440,621	36,281
Consumer loans	875	275	633	—	1,783	297,381	299,164	633
Total gross loans	$9,942	3,316	49,639	—	62,897	10,820,001	10,882,898	44,433
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $67.9 million and $49.6 million as of June 30, 2024 and December 31, 2023, respectively. Included in non-accrual loans were $9.4 million and $23.2 million of loans which were less than 90 days past due as of June 30, 2024 and December 31, 2023, respectively. There were no loans 90 days or greater past due and still accruing interest as of June 30, 2024 and December 31, 2023. The amount of cash basis interest income that was recognized on impaired loans for the three and six months ended June 30, 2024 was not material.
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2024
Balance at beginning of period	$65,890	38,292	2,247	106,429
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Provision charge to operations	58,790	5,038	2,226	66,054
Recoveries of loans previously charged-off	4	825	134	963
Loans charged-off	—	(2,222)	(81)	(2,303)
Balance at end of period	$135,312	48,003	5,016	188,331

2023
Balance at beginning of period	$63,195	27,117	2,446	92,758
Provision charge (benefit) to operations	6,742	3,769	(111)	10,400
Recoveries of loans previously charged-off	3	134	173	310
Loans charged-off	—	(1,313)	(82)	(1,395)
Balance at end of period	$69,940	29,707	2,426	102,073

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Provision charge to operations	51,210	12,963	2,081	66,254
Recoveries of loans previously charged-off	67	1,512	279	1,858
Loans charged-off	—	(4,017)	(152)	(4,169)
Balance at end of period	$135,312	48,003	5,016	188,331

2023
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) charge to operations	12,954	3,461	(15)	16,400
Recoveries of loans previously charged-off	6	301	258	565
Loans charged-off	(728)	(1,425)	(168)	(2,321)
Balance at end of period	$69,940	29,707	2,426	102,073
For the three and six months ended June 30, 2024, the Company recorded a $66.1 million and a $66.3 million provision for credit losses on loans, respectively. The increases in provision for both periods was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. For the three months ended June 30, 2024, net charge-offs totaled $1.3 million, which was primarily attributable to one commercial loan. For the six months ended June 30, 2024, net charge-offs totaled $2.3 million, which was primarily attributable to two commercial loans.

The following table summarizes the Company's gross charge-offs recorded during the three months ended June 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Commercial loans	$—	—	157	2,046	—	18	2,222
Consumer loans (1)	7	—	—	—	—	—	7
Total gross loans	$7	—	157	2,046	—	17	2,229
(1) During the three months ended June 30, 2024, charge-offs on consumer overdraft accounts totaled $74,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the six months ended June 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Commercial loans	$—	—	158	2,047	1,606	206	4,017
Consumer loans (1)	13	—	—	—	—	1	14
Total gross loans	$13	—	158	2,047	1,606	207	4,031
(1) During the six months ended June 30, 2024, charge-offs on consumer overdraft accounts totaled $138,000, which are not included in the table above.
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

The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of June 30, 2024, there were 18 loans totaling $54.6 million, compared to 17 loans totaling $42.3 million as of December 31, 2023, that were individually evaluated for impairment.
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the collateral’s fair value less any selling costs. A specific allocation of the allowance for credit losses is established for each collateral-dependent loan with a carrying balance greater than the collateral’s fair value, less estimated selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less estimated selling costs. The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral-dependent loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral-dependent loan and updated annually, or more frequently if required. At each fiscal quarter end, if a loan is designated as collateral-dependent and the third-party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value and evaluated for charge offs. The Company believes there have not been any significant time lapses since the receipt of the most recent appraisals.
As of June 30, 2024 and December 31, 2023, the Company had collateral-dependent loans with fair values of $18.4 million and $24.1 million secured by commercial real estate, respectively.
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
The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification types
Commercial	Term extension, interest rate reductions, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term as well as term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.

Direct Installment	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

In 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a modified retrospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for loan modifications to borrowers experiencing financial difficulty. Instead, these loan modifications are included in their respective pool and a projected loss rate is applied to the current loan balance to arrive at the quantitative and qualitative baseline portion of the allowance for credit losses. At adoption, the Company recorded a $594,000 reduction to the allowance for credit losses, which resulted in a $433,000 cumulative effect adjustment increase, net of tax, to retained earnings.

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 (in thousands):

	For the three months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases
Commercial loans	—	—	1,609	0.03%
Total gross loans	$—	—	1,609	0.01%

	For the six months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans and Leases
Commercial loans	—	—	8,796	0.19%
Total gross loans	$—	—	8,796	0.05%
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

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Commercial loans	3	1.25%
Total gross loans	3	1.25%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2024 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Commercial loans	1	1.63%
Total gross loans	1	1.63%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Change
Commercial loans	10	0.28%
Total gross loans	10	0.28%

There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and six months ended June 30, 2024 and June 30, 2023, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total
Commercial loans	1,609	—	—	—	—	1,609
Total gross loans	$1,609	—	—	—	—	1,609
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total
Commercial loans	8,796	—	—	—	—	8,796
Total gross loans	$8,796	—	—	—	—	8,796
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Commercial loans	$5,021	—	—	—	—	5,021
Total gross loans	$5,021	—	—	—	—	5,021
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of June 30, 2024, the balance of PCD loans totaled $697.9 million with a related allowance for credit losses of $16.4 million. The balance of PCD loans as of December 31, 2023 was $165.1 million with a related allowance for credit losses of $1.7 million.
In connection with the Lakeland merger, the Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modifications for borrowers experiencing financial difficulty; (3) risk ratings of watch, special mention, substandard or doubtful; and (4) loans greater than 59 days past due. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics.
Additionally for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecasts inclusive of related fiscal and regulatory interventions. The expected lifetime losses were calculated using historical losses observed at the Bank, Lakeland and peer banks. A $17.2 million allowance for credit losses was recorded on PCD loans acquired from Lakeland. The interest rate fair value adjustment related to PCD loans will be substantially recognized as interest income on a level yield or straight line method over the expected life of the loans.
The table below is a summary of the PCD loans that were acquired from Lakeland as of the closing date (in thousands):

Gross amortized cost basis as of May 16, 2024	$564,147
Charge-offs on PCD Loans at acquisition	(4,364)
Interest component of expected cash flows (accretable difference)	(33,365)
Allowance for credit losses on PCD loans	(17,188)
Net PCD loans	$509,230
Management utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Department. The risk ratings are also reviewed periodically through loan review examinations which are currently performed by independent third-parties. Reports by the independent third-parties are presented to the Audit Committee of the Board of Directors.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2024 and December 31, 2023 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of June 30, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	2,184	12,781	3,238	35,431	48,972	4,500	—	107,106
Substandard	3,072	—	7,360	—	—	42,195	434	—	53,061
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,072	2,184	20,141	3,238	35,431	91,167	4,934	—	160,167
Pass/Watch	217,583	786,479	1,515,112	1,111,743	929,400	2,500,179	105,543	11,536	7,177,575

Total Commercial Mortgage	$220,655	788,663	1,535,253	1,114,981	964,831	2,591,346	110,477	11,536	7,337,742

Multi-family
Special mention	$—	—	—	—	553	19,105	—	—	19,658
Substandard	—	1,611	—	1,059	—	5,008	—	—	7,678
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,611	—	1,059	553	24,113	—	—	27,336
Pass/Watch	83,575	409,575	497,184	518,177	520,320	1,116,174	15,884	1,583	3,162,472
Total Multi-Family	$83,575	411,186	497,184	519,236	520,873	1,140,287	15,884	1,583	3,189,808

Construction
Special mention	$—	—	—	10,000	—	—	—	—	10,000
Substandard	—	—	—	11,698	—	—	—	—	11,698
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	21,698	—	—	—	—	21,698
Pass/Watch	35,709	187,663	475,357	181,357	48,243	16,565	3,652	—	948,546

	Gross Loans Held for Investment by Year of Origination as of June 30, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total Construction	$35,709	187,663	475,357	203,055	48,243	16,565	3,652	—	970,244

Residential (1)
Special mention	$412	731	—	—	—	1,050	—	—	2,193
Substandard	—	—	347	1,139	378	2,583	—	—	4,447
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	412	731	347	1,139	378	3,633	—	—	6,640
Pass/Watch	77,447	355,651	441,901	346,991	286,120	509,277	—	—	2,017,387
Total Residential	$77,859	356,382	442,248	348,130	286,498	512,910	—	—	2,024,027

Total Mortgage
Special mention	$412	2,915	12,781	13,238	35,984	69,127	4,500	—	138,957
Substandard	3,072	1,611	7,707	13,896	378	49,786	434	—	76,884
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,484	4,526	20,488	27,134	36,362	118,913	4,934	—	215,841
Pass/Watch	414,314	1,739,368	2,929,554	2,158,268	1,784,083	4,142,195	125,079	13,119	13,305,980
Total Mortgage	$417,798	1,743,894	2,950,042	2,185,402	1,820,445	4,261,108	130,013	13,119	13,521,821

Commercial
Special mention	$—	—	20,042	5,055	1,250	34,059	16,102	2,560	79,068
Substandard	967	860	53,072	64,141	26,250	24,684	23,554	1,286	194,814
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	967	860	73,114	69,196	27,500	58,743	39,656	3,846	273,882
Pass/Watch	284,428	441,563	706,947	463,399	321,207	975,241	1,069,999	80,566	4,343,350
Total Commercial	$285,395	442,423	780,061	532,595	348,707	1,033,984	1,109,655	84,412	4,617,232

Consumer (1)
Special mention	$—	—	—	—	—	28	596	19	643
Substandard	—	—	—	9	—	826	277	33	1,145
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	9	—	854	873	52	1,788
Pass/Watch	19,664	49,608	63,199	42,791	10,017	91,384	334,965	12,600	624,228
Total Consumer	$19,664	49,608	63,199	42,800	10,017	92,238	335,838	12,652	626,016

Total Loans
Special mention	$412	2,915	32,823	18,293	37,234	103,214	21,198	2,579	218,668
Substandard	4,039	2,471	60,779	78,046	26,628	75,296	24,265	1,319	272,843
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	4,451	5,386	93,602	96,339	63,862	178,510	45,463	3,898	491,511

	Gross Loans Held for Investment by Year of Origination as of June 30, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	718,406	2,230,539	3,699,700	2,664,458	2,115,307	5,208,820	1,530,043	106,285	18,273,558
Total Gross Loans	$722,857	2,235,925	3,793,302	2,760,797	2,179,169	5,387,330	1,575,506	110,183	18,765,069
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	24,598	4,500	—	82,141
Substandard	482	—	—	—	—	9,599	434	—	10,515
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	482	10,926	3,048	28,511	10,558	34,197	4,934	—	92,656
Pass/Watch	628,709	883,149	677,464	470,257	470,971	1,166,205	90,760	32,240	4,419,755
Total Commercial Mortgage	$629,191	894,075	680,512	498,768	481,529	1,200,402	95,694	32,240	4,512,411

Multi-family
Special mention	$—	—	—	—	—	9,500	—	—	9,500
Substandard	3,253	—	—	—	—	—	—	—	3,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,253	—	—	—	—	9,500	—	—	12,753
Pass/Watch	340,842	172,244	184,136	271,878	230,456	592,470	6,115	1,606	1,799,747
Total Multi-Family	$344,095	172,244	184,136	271,878	230,456	601,970	6,115	1,606	1,812,500

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	771	—	—	771
Pass/Watch	41,209	342,890	185,034	68,603	1,339	13,400	—	—	652,475
Total Construction	$41,209	342,890	185,034	68,603	1,339	14,171	—	—	653,246

Residential (1)
Special mention	$—	—	—	—	—	1,208	—	—	1,208
Substandard	—	—	—	—	—	1,285	—	—	1,285
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,493	—	—	2,493
Pass/Watch	96,259	141,683	200,111	195,964	89,654	438,792	—	—	1,162,463
Total Residential	$96,259	141,683	200,111	195,964	89,654	441,285	—	—	1,164,956

Total Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	35,306	4,500	—	92,849
Substandard	3,735	—	—	—	—	11,655	434	—	15,824
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,735	10,926	3,048	28,511	10,558	46,961	4,934	—	108,673
Pass/Watch	1,107,019	1,539,966	1,246,745	1,006,702	792,420	2,210,867	96,875	33,846	8,034,440
Total Mortgage	$1,110,754	1,550,892	1,249,793	1,035,213	802,978	2,257,828	101,809	33,846	8,143,113

Commercial
Special mention	$450	17,008	9,338	2,409	152	22,752	23,333	687	76,129
Substandard	686	—	20,262	9,235	2,034	11,313	10,736	508	54,774
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	8,147	17,008	29,600	11,644	2,186	34,065	34,069	1,195	137,914
Pass/Watch	358,578	316,015	318,416	131,647	143,677	491,406	471,962	71,006	2,302,707
Total Commercial	$366,725	333,023	348,016	143,291	145,863	525,471	506,031	72,201	2,440,621

Consumer (1)
Special mention	$—	—	—	—	—	97	178	—	275
Substandard	—	—	—	—	9	146	389	90	634
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	9	243	567	90	909
Pass/Watch	29,083	26,098	18,101	3,459	14,375	85,383	108,431	13,325	298,255
Total Consumer	$29,083	26,098	18,101	3,459	14,384	85,626	108,998	13,415	299,164

Total Loans
Special mention	$450	27,934	12,386	30,920	10,710	58,155	28,011	687	169,253
Substandard	4,421	—	20,262	9,235	2,043	23,114	11,559	598	71,232
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	11,882	27,934	32,648	40,155	12,753	81,269	39,570	1,285	247,496
Pass/Watch	1,494,680	1,882,079	1,583,262	1,141,808	950,472	2,787,656	677,268	118,177	10,635,402

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Total Gross Loans	$1,506,562	1,910,013	1,615,910	1,181,963	963,225	2,868,925	716,838	119,462	10,882,898
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits as of June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Savings	$1,745,158	1,175,683
Money market	3,443,081	2,325,364
NOW (1)	6,370,433	3,492,184
Non-interest bearing	3,712,580	2,203,341
Certificates of deposit (2)	3,081,992	1,095,942
Total deposits	$18,353,244	10,292,514
(1) The Bank's insured cash sweep product totaled $1.15 billion and $512.2 million as of June 30, 2024 and December 31, 2023, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $871.8 million and $218.5 million as of June 30, 2024 and December 31, 2023, respectively. Additionally, the Bank's reciprocal Certificate of Deposit Account Registry Service product totaled $3.7 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively.
Within total deposits, brokered deposits totaled $149.8 million and $165.7 million as of June 30, 2024 and December 31, 2023, respectively.
Note 6. Borrowed Funds
Borrowed funds as of June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$108,307	72,161
FHLBNY line of credit	282,000	148,000
FHLBNY advances (1)	1,356,931	1,299,872
FRBNY BTFP Borrowing	550,000	450,000
Total borrowed funds	$2,297,239	1,970,033
(1) The balance at June 30, 2024 for FHLBNY advances does not include $4.8 million of purchase accounting adjustments resulting from the Lakeland acquisition.
Total long-term borrowings totaled $539.7 million and $534.8 million as of June 30, 2024 and December 31, 2023, respectively, while total short-term borrowings totaled $1.76 billion and $1.44 billion for the same periods.
As of June 30, 2024, FHLBNY advances were at fixed rates and mature between July 2024 and September 2027, and as of December 31, 2023, FHLBNY advances were at fixed rates with maturities between January 2024 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
In March 2023, the Company established a facility under the Bank Term Funding Program ("BTFP" or "Program") with the Federal Reserve Bank of New York ("FRBNY"). As of June 30, 2024, the Company had $550.0 million of advances under the Program. The Company elected to participate in the BTFP due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
Scheduled maturities of FHLBNY advances and lines of credit as of June 30, 2024 are as follows (in thousands):

2024
Due in one year or less	$1,404,036
Due after one year through two years	152,451
Due after two years through three years	282,445
Due after three years through four years	350,000
Thereafter	—
Total FHLBNY advances and overnight borrowings	$2,188,932
Scheduled maturities of securities sold under repurchase agreements as of June 30, 2024 are as follows (in thousands):

2024
Due in one year or less	$108,307
Thereafter	—
Total securities sold under repurchase agreements	$108,307
The following tables set forth certain information as to borrowed funds for the periods ended June 30, 2024 and December 31, 2023 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
June 30, 2024
Securities sold under repurchase agreements	$108,589	89,209	1.97%
FHLBNY overnight borrowings	567,000	110,698	5.63
FHLBNY advances	1,469,152	1,304,015	3.28
FRBNY BTFP Borrowing	550,000	544,395	4.77
December 31, 2023
Securities sold under repurchase agreements	$99,669	87,227	1.69%
FHLBNY overnight borrowings	500,000	262,289	5.29
FHLBNY advances	1,592,277	1,282,124	3.14
FRBNY BTFP Borrowing	450,000	4,932	4.83
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of June 30, 2024 and December 31, 2023, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLBNY advances, totaled $1.08 billion and $924.6 million, respectively. Additionally, as of June 30, 2024 and December 31, 2023, the par value of securities pledged to secure BTFP borrowings was $569.4 million and $589.1 million.
Interest expense on borrowings for the three and six months ended June 30, 2024 amounted to $20.8 million and $38.2 million, respectively. Amortization related to purchase accounting on FHLBNY advances totaled $276,000 for the three and six months ended June 30, 2024, respectively. Interest expense on borrowings for the three and six months ended June 30, 2023 amounted to $14.1 million and $21.6 million, respectively.
Note 7. Subordinated Debentures
On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-Month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity.

On May 16, 2024, the Company assumed Lakeland’s obligations with respect to $150.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due September 15, 2031. The notes bear interest at a rate of 2.875% until September 15, 2026, and will then reset quarterly to the then current Benchmark rate, which is expected to be the three-month term SOFR plus a spread of 220 basis points.
1st Constitution Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established on June 15, 2006, issued $18.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, 1st Constitution Capital Trust II is not included in our consolidated financial statements.
Lakeland Bancorp Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in June 2003, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust II is not included in our consolidated financial statements.
Lakeland Bancorp Capital Trust IV, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in May 2007, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust IV is not included in our consolidated financial statements. On August 3, 2015, Lakeland acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures.
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II is not included in our consolidated financial statements.

Note 8. Components of Net Periodic Benefit Cost
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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2024 and 2023 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	—	3	3	$—	—	6	6
Interest cost	289	302	135	150	578	604	270	300
Expected return on plan assets	(778)	(706)	—	—	(1,556)	(1,412)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	14	177	(530)	(533)	28	354	(1,060)	(1,066)
Net periodic (decrease) increase in benefit cost	$(475)	(227)	(392)	(380)	$(950)	(454)	(784)	(760)
In its consolidated financial statements for the year ended December 31, 2023, the Company previously disclosed that it does not expect to contribute to the pension plan in 2024. As of June 30, 2024, no contributions have been made to the pension plan.

The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2024 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.
Note 9. Contingencies
The Company is involved in various litigation and claims arising in the normal course of business.
On May 2, 2022, a purported class action complaint was filed against the Bank in the Superior Court of New Jersey, which alleges that the Bank wrongfully assessed overdraft fees related to debit card transactions. The complaint asserted claims for breach of contract and breach of the covenant of good faith and fair dealing as well as an alleged violation of the New Jersey Consumer Fraud Act. Plaintiff sought to represent a proposed class of all the Bank's checking account customers who were charged overdraft fees on transactions that were authorized into a positive available balance. The parties mediated the matter on May 28, 2024, and agreed in principle to a settlement resolving the dispute with the Bank contributing $1.85 million to a settlement fund. The motion for preliminary approval is due to the Court on September 6, 2024.

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
For the three and six months ended June 30, 2024, the Company recorded a $3.7 million and a $3.1 million provision charge for credit losses for off-balance sheet credit exposures, respectively. For the three and six months ended June 30, 2023, the Company recorded a $647,000 provision benefit for credit losses for off-balance sheet credit exposures and a $92,000 provision charge for credit losses for off-balance sheet credit exposures, respectively. The $4.3 million increase and the $3.1 million increase in the provision for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily related to the establishment of an allowance for credit losses on commitments to extend credit acquired from Lakeland.
The allowance for credit losses for off-balance sheet credit exposures was $6.6 million as of June 30, 2024 and $3.4 million as of December 31, 2023, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2024 and December 31, 2023.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities by benchmarking to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2024 and December 31, 2023.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2024 or December 31, 2023.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$335,031	335,031	—	—
Government-agency obligations	166,202	114,369	51,833	—
Mortgage-backed securities	1,849,184	—	1,849,184	—
Asset-backed securities	53,053	—	53,053	—
State and municipal obligations	126,558	—	126,558	—
Corporate obligations	96,755	—	96,755	—
Total available for sale debt securities	2,626,783	449,400	2,177,383	—
Equity securities	19,250	19,250	—	—
Derivative assets	208,316	—	208,316	—
	$2,854,349	468,650	2,385,699	—

Derivative liabilities	$193,670	—	193,670	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,413	—	—	18,413
Foreclosed assets	11,119	—	—	11,119
	$29,532	—	—	29,532

	Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	—	—
Government-agency obligations	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	—	32,235	—
State and municipal obligations	56,584	—	56,584	—
Corporate obligations	34,308	—	34,308	—
Total available for sale debt securities	1,690,112	253,878	1,436,234	—
Equity Securities	1,270	1,270	—	—
Derivative assets	101,754	—	101,754	—
	$1,793,136	255,148	1,537,988	—

Derivative liabilities	$88,835	—	88,835	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,139	—	—	24,139
Foreclosed assets	11,651	—	—	11,651
	$35,790	—	—	35,790

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2024.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of June 30, 2024 and December 31, 2023, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
Held to Maturity Debt Securities
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities by benchmarking to comparable securities. Management evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
Federal Home Loan Bank of New York Stock
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
Subordinated Debentures
The fair value of borrowed funds was estimated based on bid/ask prices from brokers for similar types of instruments and is classified by the Company as Level 2 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2024 and December 31, 2023. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of June 30, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$290,561	290,561	290,561	—	—
Available for sale debt securities:
U.S. Treasury obligations	$335,031	335,031	335,031	—	—
Government-agency obligations	166,202	166,202	114,369	51,833	—
Mortgage-backed securities	1,849,184	1,849,184	—	1,849,184	—
Asset-backed securities	53,053	53,053	—	53,053	—
State and municipal obligations	126,558	126,558	—	126,558	—
Corporate obligations	96,755	96,755	—	96,755	—
Total available for sale debt securities	$2,626,783	2,626,783	449,400	2,177,383	—
Held to maturity debt securities, net of allowance for credit losses:
U.S. Treasury obligations	$6,984	6,984	6,984	—	—
Government-agency obligations	9,998	9,448	—	9,448	—
State and municipal obligations	326,996	310,029	—	310,029	—
Corporate obligations	6,550	6,230	—	6,230	—
Total held to maturity debt securities, net of allowance for credit losses	$350,528	332,691	6,984	325,707	—
FHLBNY stock	100,068	100,068	100,068	—	—
Equity Securities	19,250	19,250	19,250	—	—
Loans, net of allowance for credit losses	18,575,449	18,228,528	—	—	18,228,528
Derivative assets	208,316	208,316	—	208,316	—

Financial liabilities:
Deposits other than certificates of deposits	$15,271,252	15,271,252	15,271,252	—	—
Certificates of deposit	3,081,992	3,076,618	—	3,076,618	—
Total deposits	$18,353,244	18,347,870	15,271,252	3,076,618	—
Borrowings	2,302,058	2,289,206	—	2,289,206	—
Subordinated debentures	412,766	394,729	—	394,729	—
Derivative liabilities	193,670	193,670	—	193,670	—

		Fair Value Measurements as of December 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$180,255	180,255	180,255	—	—
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	253,878	—	—
Government-agency obligations	27,498	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	32,235	—	32,235	—
State and municipal obligations	56,584	56,584	—	56,584	—
Corporate obligations	34,308	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	1,690,112	253,878	1,436,234	—
Held to maturity debt securities:
US Treasury obligations	$5,146	5,147	5,147	—	—
Government-agency obligations	11,058	10,406	10,406	—	—
State and municipal obligations	339,789	330,360	—	330,360	—
Corporate obligations	7,087	6,688	—	6,688	—
Total held to maturity debt securities	$363,080	352,601	15,553	337,048	—
FHLBNY stock	79,217	79,217	79,217	—	—
Equity Securities	1,270	1,270	1,270	—	—
Loans, net of allowance for credit losses	10,766,501	10,437,204	—	—	10,437,204
Derivative assets	101,754	101,754	—	101,754	—

Financial liabilities:
Deposits other than certificates of deposits	$9,196,572	9,196,572	9,196,572	—	—
Certificates of deposit	1,095,942	1,093,125	—	1,093,125	—
Total deposits	$10,292,514	10,289,697	9,196,572	1,093,125	—
Borrowings	1,970,033	1,960,174	—	1,960,174	—
Subordinated debentures	10,695	9,198	—	9,198	—
Derivative liabilities	88,835	88,835	—	88,835	—

Note 12. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$16,718	(5,157)	11,561	(20,178)	5,452	(14,726)
Reclassification adjustment for losses included in net income	2,973	(917)	2,056	—	—	—
Total	19,691	(6,074)	13,617	(20,178)	5,452	(14,726)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	1,361	(420)	941	5,002	(1,352)	3,650
Reclassification adjustment for (gains) included in net income	(3,734)	1,152	(2,582)	(4,124)	1,114	(3,010)
Total	(2,373)	732	(1,641)	878	(238)	640
Amortization related to post-retirement obligations	(514)	159	(355)	(358)	97	(261)
Total other comprehensive income (loss)	$16,804	(5,183)	11,621	(19,658)	5,311	(14,347)

	Six months ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	$2,319	(715)	1,604	7,641	(1,503)	6,138
Reclassification adjustment for losses included in net income	2,973	(917)	2,056	—	—	—
Total	5,292	(1,632)	3,660	7,641	(1,503)	6,138
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	5,993	(1,849)	4,144	4,219	(1,186)	3,033
Reclassification adjustment for (gains) included in net income	(7,909)	2,440	(5,469)	(8,343)	2,254	(6,089)
Total	(1,916)	591	(1,325)	(4,124)	1,068	(3,056)
Amortization related to post-retirement obligations	(1,712)	528	(1,184)	(727)	197	(530)
Total other comprehensive income (loss)	$1,664	(513)	1,151	2,790	(238)	2,552

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended June 30,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of March 31,	$(164,446)	3,108	9,753	(151,585)	(165,750)	1,303	16,301	(148,146)
Current - period other comprehensive income (loss)	13,617	(355)	(1,641)	11,621	(14,726)	(261)	640	(14,347)
Balance as of June 30,	$(150,829)	2,753	8,112	(139,964)	(180,476)	1,042	16,941	(162,493)

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the six months ended June 30,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31,	$(154,489)	3,937	9,437	(141,115)	(186,614)	1,572	19,997	(165,045)
Current - period other comprehensive income (loss)	3,660	(1,184)	(1,325)	1,151	6,138	(530)	(3,056)	2,552
Balance as of June 30,	$(150,829)	2,753	8,112	(139,964)	(180,476)	1,042	16,941	(162,493)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$2,973	—	Net loss on securities transactions
	(917)	—	Income tax expense
	$2,056	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(3,734)	(4,124)	Interest expense
	1,152	1,114	Income tax expense
	$(2,582)	(3,010)

Post-retirement obligations:
Amortization of actuarial gains	$(514)	(356)	Compensation and employee benefits (1)
	159	96	Income tax expense
	$(355)	(260)	Net of tax

Total reclassifications	$(881)	(3,270)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$2,973	—	Net loss on securities transactions
	(917)	—	Income tax expense
	$2,056	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(7,909)	(8,343)	Interest expense
	2,440	2,254	Income tax expense
	$(5,469)	(6,089)

Post-retirement obligations:
Amortization of actuarial gains	$(1,030)	(712)	Compensation and employee benefits (1)
	318	192	Income tax expense
	$(712)	(520)	Net of tax

Total reclassifications	$(4,125)	(6,609)	Net of tax
(1)     This item is included in the computation of net periodic benefit cost. See Note 8. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2024 and December 31, 2023, the Company had 321 and 154 loan related interest rate swaps with aggregate notional amounts of $4.64 billion and $2.30 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For June 30, 2024 and December 31, 2023, the Company had 8 and 12 credit derivatives, respectively, with aggregate notional amounts of $87.7 million and $142.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of June 30, 2024, both the asset and liability positions of these fair value credit derivatives were insignificant, compared to $17,000 and $8,000, respectively, as of December 31, 2023.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2024 and 2023, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $9.9 million will be reclassified as a reduction to interest expense. As of June 30, 2024, the Company had 7 outstanding interest rate derivatives with an aggregate notional amount of $375.0 million that were each designated as a cash flow hedge of interest rate risk, compared to 9 outstanding interest rate derivatives with an aggregate notional amount of $455.0 million, as of December 31, 2023.
The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should the Company be in default. Total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of June 30, 2024 and December 31, 2023 (in thousands).

	Fair Values of Derivative Instruments as of June 30, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,320,802	Other assets	$197,311	$2,320,802	Other liabilities	$197,395
Credit contracts	11,796	Other assets	—	75,909	Other liabilities	—
Total derivatives not designated as a hedging instrument			197,311			197,395

Derivatives designated as a hedging instrument:
Interest rate products	375,000	Other assets	11,837	—	Other liabilities	—
Total gross derivative amounts recognized on the balance sheet			209,148			197,395

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$209,148			197,395

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties			201,390			—
Net derivatives not offset			$7,758			197,395

	Fair Values of Derivative Instruments as of December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,152,200	Other assets	$89,261	$1,152,200	Other liabilities	$89,461
Credit contracts	46,359	Other assets	17	96,462	Other liabilities	8
Total derivatives not designated as a hedging instrument			89,278			89,469

Derivatives designated as a hedging instrument:
Interest rate products	330,000	Other assets	15,886	125,000	Other liabilities	1,365
Total gross derivative amounts recognized on the balance sheet			105,164			90,834

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,164			90,834

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties			101,328			—
Net derivatives not offset			$3,836			90,834
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended June 30, 2024 and December 31, 2023.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2024 and 2023 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2024	June 30, 2023
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$21	126
Credit contracts	Other income	(6)	(8)
Total		$15	118

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(3,734)	(4,124)
Total		$(3,734)	(4,124)

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2024	June 30, 2023
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$117	52
Credit contracts	Other income	(9)	(4)
Total		$108	48

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(7,909)	(8,343)
Total		$(7,909)	(8,343)
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
As of June 30, 2024, the Company had five dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and six months ended June 30, 2024, the out-of-scope revenue related to financial instruments was 91.8% and 90.5% of the Company's total revenue, compared to 88.5% and 87.6% for the three and six months ended June 30, 2023, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,769	6,919	15,257	13,834
Insurance agency income	4,488	3,847	9,281	7,950
Banking service charges and other fees:
Service charges on deposit accounts	4,208	3,050	7,524	6,413
Debit card and ATM fees	1,174	761	1,861	1,466
Total banking service charges and other fees	5,382	3,811	9,385	7,879
Total in-scope non-interest income	17,639	14,577	33,923	29,663
Total out-of-scope non-interest income	4,636	4,810	9,158	11,877
Total non-interest income	$22,275	19,387	43,081	41,540
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
Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	Classification	June 30, 2024	December 31, 2023
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$67,943	56,907
Lease Liabilities:
Operating lease liabilities	Other liabilities	$71,320	60,039
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
All of the leases in which the Company is the lessee are classified as operating leases and are primarily comprised of real estate properties for branches and administrative offices with terms extending through 2046.
As of June 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.6 years and 2.06%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2024	Three months ended June 30, 2023
Lease Costs
Operating lease cost	$3,771	2,629
Variable lease cost	705	842
Total lease cost	$4,476	3,471

	Six months ended June 30, 2024	Six months ended June 30, 2023
Lease Costs
Operating lease cost	$6,398	5,257
Variable lease cost	1,491	1,722
Total lease cost	$7,889	6,979

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating cash flows from operating leases	$5,698	4,776

During the three and six months ended June 30, 2024, the Company added 39 new lease obligations related to the Lakeland merger. The Company recorded a $14.7 million right-of-use asset and lease liability for these lease obligations.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2024	$7,064
2025	13,403
2026	11,718
2027	10,153
2028	8,655
Thereafter	29,641
Total future minimum lease payments	80,634
Amounts representing interest	9,314
Present value of net future minimum lease payments	$71,320
Note 16. Impact of Recent Accounting Pronouncements
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
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. government, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, any failure to realize the anticipated benefits of the merger transaction when expected or at all; and the possibility that the transaction may be more expensive to complete than anticipated, including those resulting from the completion of the merger and integration of the companies.
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
Lakeland Bancorp, Inc. Merger
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.91 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company expects to close 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.

Under the merger agreement, each share of Lakeland common stock was converted into the right to receive 0.8319 shares of the Company's common stock, a total of 54,356,954 shares converted, plus cash in lieu of fractional shares. The total consideration paid for the acquisition of Lakeland was $876.8 million. In connection with the acquisition, Lakeland Bank, a wholly owned subsidiary of Lakeland, was merged with and into the Bank.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $190.9 million and was recorded as goodwill.
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $18.9 million and $21.1 million and for the three and six months ended June 30, 2024, respectively.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision of $66.1 million and $66.3 million for the three and six months ended June 30, 2024, and an overall coverage ratio of 100 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $8.0 million, leading to an overall coverage ratio of approximately 105 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2024, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Owner Occupied
•Consumer Loans – First Lien Home Equity and Other Consumer
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan monitoring process. This process includes the review of delinquent and problem loans at the Company’s Credit, Credit Risk Management and Allowance Committees; or which may be identified through the Company’s loan review process. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is greater than $1.0 million.
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
Material changes to these and other relevant factors create greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2024, the provision for credit losses on loans totaled $66.1 million and $66.3 million, compared to an $9.8 million and a $16.4 million provision for credit losses for the three and six months ended June 30, 2023, respectively. The increases in provision for both periods was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million, recorded as part of the Lakeland merger.
COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2024 AND DECEMBER 31, 2023
Total assets as of June 30, 2024 were $24.07 billion, a $9.86 billion increase from December 31, 2023. The increase in total assets was primarily due to the addition of Lakeland.
The Company’s loan portfolio totaled $18.76 billion as of June 30, 2024 and $10.87 billion as of December 31, 2023. The loan portfolio consisted of the following:

	June 30, 2024	December 31, 2023
Mortgage loans:
Commercial	$7,337,742	4,512,411
Multi-family	3,189,808	1,812,500
Construction	970,244	653,246
Residential	2,024,027	1,164,956
Total mortgage loans	13,521,821	8,143,113
Commercial loans (1)	4,617,232	2,440,621
Consumer loans	626,016	299,164
Total gross loans	18,765,069	10,882,898
Premiums on purchased loans	1,410	1,474
Net deferred fees and unearned discounts	(7,149)	(12,456)
Total loans	$18,759,330	10,871,916
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
As part of the merger with Lakeland, we acquired $7.91 billion in loans, net of purchase accounting adjustments. As of June 30, 2024, the acquired Lakeland loan portfolio, net of fair value marks, totaled $7.97 billion, which included $3.02 billion in commercial mortgage loans, $1.49 billion in commercial loans, $1.36 billion in multi-family loans, $878.2 million in residential loans, $564.5 million in specialty lending, $327.3 million in construction loans and $327.2 million in consumer loans. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 85.9% of the loan portfolio as of June 30, 2024, compared to 86.5% as of December 31, 2023.
The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Orange, Nassau and Queens Counties, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of June 30, 2024, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.50 billion, or 61.3% of total gross loans.

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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments, based on the collateral securing the loans, as of June 30, 2024 (in thousands):

	Amount	Percentage of Total
Multi-family (1)	$3,767,678	32.2%
Retail	2,602,125	22.3%
Industrial	2,215,910	19.0%
Office	1,132,471	9.7%
Mixed	898,678	7.7%
Special use property	436,296	3.7%
Residential	402,911	3.5%
Hotel	191,865	1.6%
Land	39,703	0.3%
Total CRE, multi-family and construction loans	$11,687,637	100.0%
(1) As of June 30, 2024, multi-family CRE loans on New York City properties totaled $227.7 million. This portfolio constitutes only 1.2% of total loans and has an average loan size of $2.6 million. Approximately $113.6 million of these loans are collateralized by rent stabilized apartments and all are performing.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of June 30, 2024, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,210,805	61.7%
Pennsylvania	1,636,857	14.0%
New York	1,775,051	15.2%
Other states	1,064,924	9.1%
Total CRE, multi-family and construction loans	$11,687,637	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $202.0 million and $109.1 million, respectively, as of June 30, 2024, compared to $140.5 million and $54.9 million, respectively, as of December 31, 2023. One SNC relationship, with an outstanding balance of $6.8 million (which represents approximately a 10.4% share of the total facility commitment) was 90 days or more delinquent as of June 30, 2024.
The Company had outstanding junior lien mortgages totaling $334.7 million as of June 30, 2024. Of this total, two loans totaling $667,000 were 90 days or more delinquent.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Mortgage loans:
Residential	$4,447	853
Commercial	3,588	5,151
Multi-family	7,276	744
Construction	11,698	771
Total mortgage loans	27,009	7,519
Commercial loans	39,715	41,487
Consumer loans	1,144	633
Total non-performing loans	67,868	49,639
Foreclosed assets	11,119	11,651
Total non-performing assets	$78,987	61,290
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Mortgage loans:
Residential	$2,193	1,208
Commercial	1,231	—
Multi-family	—	1,635
Construction	—	—
Total mortgage loans	3,424	2,843
Commercial loans	1,146	198
Consumer loans	648	275
Total 60-89 day delinquent loans	$5,218	3,316
As of June 30, 2024, the Company’s allowance for credit losses related to the loan portfolio was 1.00% of total loans, compared to 0.97% as of December 31, 2023 and June 30, 2023, respectively. The Company recorded provisions for credit losses on loans of $66.1 million and $66.3 million for the three and six months ended June 30, 2024, compared with provisions of $10.4 million and $16.4 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, the Company had net charge-offs of $1.3 million and $2.3 million, respectively, compared to net charge-offs of $1.1 million and $1.8 million, respectively, for the same periods in 2023. The allowance for credit losses increased $81.1 million to $188.3 million as of June 30, 2024 from $107.2 million as of December 31, 2023. The increases in provision for both periods were primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations.

Total non-performing loans were $67.9 million, or 0.36% of total loans as of June 30, 2024, compared to $49.6 million, or 0.46% of total loans as of December 31, 2023. The $18.2 million increase in non-performing loans, which was primarily attributable to the addition of Lakeland, consisted of a $10.9 million increase in non-performing construction loans, a $6.5 million increase in non-performing multi-family loans, a $3.6 million increase in non-performing residential mortgage loans and a $511,000 increase in non-performing consumer loans, partially offset by a $1.8 million decrease in non-performing commercial loans and a $1.6 million decrease in non-performing commercial mortgage loans.
As of June 30, 2024 and December 31, 2023, the Company held foreclosed assets of $11.1 million and $11.7 million, respectively. During the six months ended June 30, 2024, there were three properties sold with an aggregate carrying value of $532,000. Foreclosed assets as of June 30, 2024 consisted primarily of commercial real estate. Total non-performing assets as of June 30, 2024 increased $17.7 million to $79.0 million, or 0.33% of total assets, from $61.3 million, or 0.43% of total assets as of December 31, 2023.
Total investment securities were $3.10 billion as of June 30, 2024, a $963.0 million increase from December 31, 2023. This increase was primarily due to the addition of Lakeland.
Total deposits increased $8.06 billion during the six months ended June 30, 2024, to $18.35 billion, due to the addition of Lakeland. Total savings and demand deposit accounts increased $6.07 billion to $15.27 billion as of June 30, 2024, while total time deposits increased $1.99 billion to $3.08 billion as of June 30, 2024. The increase in savings and demand deposits was largely attributable to a $2.88 billion increase in interest bearing demand deposits, a $1.51 billion increase in non-interest bearing demand deposits, a $1.12 billion increase in money market deposits and a $569.5 million increase in savings deposits. The Company's Insured Cash Sweep deposits increased $619.8 million to $1.14 billion as of June 30, 2024, from $520.2 million as of December 31, 2023. The increase in time deposits consisted of a $2.09 billion increase in retail time deposits, partially offset by a $100.5 million decrease in brokered time deposits.
Within total deposits, brokered deposits totaled $149.8 million and $165.7 million as of June 30, 2024 and December 31, 2023, respectively. Our estimated uninsured and uncollateralized deposits as of June 30, 2024 totaled $4.98 billion, or 27.1% of deposits. Our total estimated uninsured deposits, including collateralized deposits, as of June 30, 2024, were $6.34 billion. Within time deposits, approximately $414.7 million, or 13.5% was uninsured as of June 30, 2024.
Borrowed funds increased $332.0 million during the six months ended June 30, 2024, to $2.30 billion. The increase in deposits and borrowings was largely due to the addition of Lakeland. Borrowed funds represented 9.6% of total assets as of June 30, 2024, a decrease from 13.9% as of December 31, 2023.
Stockholders’ equity increased $865.1 million during the six months ended June 30, 2024, to $2.56 billion, primarily due to common stock issued for the purchase of Lakeland and net income earned for the period, partially offset by an increase in unrealized losses on available for sale debt securities and cash dividends paid to stockholders. For the three and six months ended June 30, 2024, common stock repurchases totaled 527 shares at an average cost of $15.17 per share and 86,852 shares at an average cost of $14.84 per share, respectively, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of June 30, 2024, approximately 1.0 million shares remained eligible for repurchase under the current stock repurchase authorization.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from securities and the ability to borrow funds from the FHLBNY, FRBNY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the six months ended June 30, 2024 and 2023, loan repayments totaled $1.54 billion and $1.50 billion, respectively.

The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $3.46 billion and $1.30 billion, respectively, as of June 30, 2024. Our estimated uninsured and uncollateralized deposits as of June 30, 2024 totaled $4.98 billion, or 27.1% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of June 30, 2024, were $6.34 billion.
In March 2023, the Company established a facility under the BTFP with the FRBNY. As of June 30, 2024, the Company had $550.0 million of advances under the Program. The Company elected to participate in the BTFP program due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.

Total deposits increased $8.06 billion for the six months ended June 30, 2024, due to the addition of Lakeland. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $2.82 billion as of June 30, 2024. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule providing banking institutions that adopted CECL during the 2020 calendar year with the option to delay, for two years, the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition.
As of June 30, 2024, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2024
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$957,132	4.00%	957,132	4.00%	2,239,149	9.36%
Common equity Tier 1 risk-based capital	931,776	4.50	1,449,430	7.00	2,239,149	10.81
Tier 1 risk-based capital	1,242,368	6.00	1,760,022	8.50	2,239,149	10.81
Total risk-based capital	1,656,491	8.00	2,174,145	10.50	2,426,242	11.72

Company:
Tier 1 leverage capital	$958,169	4.00%	958,169	4.00%	1,913,818	7.99%
Common equity Tier 1 risk-based capital	932,598	4.50	1,450,707	7.00	1,913,818	9.23
Tier 1 risk-based capital	1,243,464	6.00	1,761,573	8.50	1,913,818	9.23
Total risk-based capital	1,657,951	8.00	2,176,061	10.50	2,538,592	12.25
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
(2) For a period of three years following completion of the merger, the Bank will be required to maintain a Tier 1 capital to total assets leverage ratio of at least 8.5% and a total capital to risk-based assets ratio of at least 11.25%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
General. The Company reported a net loss of $11.5 million, or $0.11 per basic and diluted share for the three months ended June 30, 2024, compared to net income of $32.0 million, or $0.43 per basic and diluted share, for the three months ended June

30, 2023. For the six months ended June 30, 2024, the Company reported net income of $20.6 million, or $0.23 per basic share and diluted share, compared to net income of $72.5 million, or $0.97 per basic and diluted share, for the six months ended June 30, 2023.
On May 16, 2024, the Company completed its merger with Lakeland, which added $10.91 billion to total assets, $7.91 billion to loans, and $8.62 billion to deposits, net of purchase accounting adjustments. The Company’s earnings for the three and six months ended June 30, 2024 were impacted by an initial CECL provision for credit losses on loans and commitments to extend credit of $65.2 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. The results of operations for the three and six months ended June 30, 2024 also included other transaction costs related to the merger with Lakeland totaling $18.9 million and $21.1 million, respectively, compared with transaction costs totaling $2.0 million and $3.1 million for the respective 2023 periods. Additionally, the Company realized a $2.8 million loss related to the sale in the current quarter of subordinated debt issued by Lakeland from its investment portfolio.
The following tables sets forth certain information for the three and six months ended June 30, 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$40,228	$1,859	5.38%	73,470	947	5.17%
Federal funds sold and other short-term investments	—	—	—%	88	1	6.75%
Available for sale debt securities	2,244,725	17,646	3.14%	1,801,050	10,290	2.29%
Held to maturity debt securities, net (1)	352,216	2,357	2.68%	379,958	2,357	2.48%
Equity securities, at fair value	10,373	—	—%	1,006	—	—%
Federal Home Loan Bank stock	88,864	2,747	12.36%	82,171	1,142	5.56%
Net loans: (2)
Total mortgage loans	10,674,109	156,318	5.81%	7,701,072	99,302	5.11%
Total commercial loans	3,514,602	58,532	6.62%	2,234,043	31,426	5.59%
Total consumer loans	460,702	8,351	7.29%	303,109	4,431	5.86%
Total net loans	14,649,413	223,201	6.05%	10,238,224	135,159	5.24%
Total interest earning assets	$17,385,819	$247,810	5.67%	12,575,967	149,896	4.73%
Non-Interest Earning Assets:
Cash and due from banks	37,621			129,979
Other assets	1,773,601			1,127,109

Total assets	$19,197,041			13,833,055
Interest Bearing Liabilities:
Demand deposits	$7,935,543	$58,179	2.95%	5,620,268	28,613	2.04%
Savings deposits	1,454,784	832	0.23%	1,307,830	537	0.16%
Time deposits	2,086,433	22,047	4.25%	968,344	7,297	3.02%
Total deposits	11,476,760	81,058	2.84%	7,896,442	36,447	1.85%
Borrowed funds	2,158,193	20,565	3.83%	1,658,809	14,088	3.41%
Subordinated debentures	221,086	4,681	8.52%	10,563	255	9.66%
Total interest bearing liabilities	$13,856,039	106,304	3.09%	9,565,814	50,790	2.13%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,866,917			2,368,960
Other non-interest bearing liabilities	346,616			244,604
Total non-interest bearing liabilities	3,213,533			2,613,564
Total liabilities	17,069,572			12,179,378
Stockholders' equity	2,127,469			1,653,677
Total liabilities and stockholders' equity	$19,197,041			13,833,055
Net interest income		$141,506			99,106
Net interest rate spread			2.58%			2.60%
Net interest-earning assets	$3,529,780			3,010,153
Net interest margin (3)			3.21%			3.11%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25x			1.31x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the six months ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$32,901	$3,041	5.38%	72,750	1,791	4.97%
Federal funds sold and other short-term investments	—	—	—%	59	2	6.00%
Available for sale debt securities	1,959,549	27,669	2.82%	1,804,814	20,692	2.29%
Held to maturity debt securities, net (1)	354,731	4,625	2.61%	381,921	4,725	2.47%
Equity securities, at fair value	5,525	—	—%	999	—	—%
Federal Home Loan Bank stock	81,309	5,055	12.43%	70,702	2,170	6.14%
Net loans: (2)
Total mortgage loans	9,326,838	263,774	5.61%	7,671,493	195,290	5.07%
Total commercial loans	2,953,842	94,632	6.39%	2,191,222	60,109	5.49%
Total consumer loans	378,522	12,874	6.84%	303,724	8,673	5.76%
Total net loans	12,659,202	371,280	5.83%	10,166,439	264,072	5.18%
Total interest earning assets	$15,093,217	$411,670	5.43%	12,497,684	293,452	4.68%
Non-Interest Earning Assets:
Cash and due from banks	108,229			136,431
Other assets	1,443,958			1,149,044
Total assets	$16,645,404			13,783,159
Interest Bearing Liabilities:
Demand deposits	$6,914,802	$99,745	2.90%	5,695,507	50,533	1.79%
Savings deposits	1,308,983	1469	0.23%	1,352,874	990	0.15%
Time deposits	1,575,801	32,378	4.13%	914,358	12,434	2.74%
Total deposits	9,799,586	133,592	2.74%	7,962,739	63,957	1.62%
Borrowed funds	2,049,587	37,949	3.75%	1,442,744	21,564	3.01%
Subordinated debentures	115,899	4,953	8.59%	10,537	501	9.58%
Total interest bearing liabilities	$11,965,072	176,494	2.97%	9,416,020	86,022	1.84%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,469,459			2,459,375
Other non-interest bearing liabilities	298,053			267,666
Total non-interest bearing liabilities	2,767,512			2,727,041
Total liabilities	14,732,584			12,143,061
Stockholders' equity	1,912,820			1,640,099
Total liabilities and stockholders' equity	$16,645,404			13,783,160
Net interest income		$235,176			207,430
Net interest rate spread			2.46%			2.84%
Net interest-earning assets	$3,128,145			3,081,664
Net interest margin (3)			3.08%			3.29%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26x			1.33x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $42.4 million to $141.5 million for the three months ended June 30, 2024, from $99.1 million for same period in 2023. Net interest income increased $27.7 million to $235.2 million for the six months ended June 30, 2024, from $207.4 million for same period in 2023. Net interest income for the three and six months ended June 30, 2024 were favorably impacted by the net assets acquired from Lakeland, partially offset by unfavorable repricing of both deposits and borrowings. Additionally, the six months ended June 30, 2024 were further benefited by favorable repricing of adjustable rate loans and the originations of higher-yielding loans.
The net interest margin increased 10 basis points to 3.21% for the quarter ended June 30, 2024, compared to 3.11% for the quarter ended June 30, 2023. The weighted average yield on interest-earning assets increased 94 basis points to 5.67% for the quarter ended June 30, 2024, compared to 4.73% for the quarter ended June 30, 2023, while the weighted average cost of interest-bearing liabilities increased 96 basis points for the quarter ended June 30, 2024, to 3.09%, compared to 2.13% for the quarter ended June 30, 2023. The average cost of interest-bearing deposits for the quarter ended June 30, 2024, was 2.84%, compared to 1.85% for the same period last year. Average non-interest-bearing demand deposits totaled $2.87 billion for the quarter ended June 30, 2024, compared to $2.37 billion for the quarter ended June 30, 2023. The average cost of total deposits, including non-interest-bearing deposits, was 2.27% for the quarter ended June 30, 2024, compared with 1.42% for the quarter ended June 30, 2023. The average cost of borrowed funds for the quarter ended June 30, 2024, was 3.83%, compared to 3.41% for the same period last year.
For the six months ended June 30, 2024, the net interest margin decreased 21 basis points to 3.08%, compared to 3.29% for the six months ended June 30, 2023. The weighted average yield on interest-earning assets increased 75 basis points to 5.43% for the six months ended June 30, 2024, compared to 4.68% for the six months ended June 30, 2023, while the weighted average cost of interest-bearing liabilities increased 113 basis points to 2.97% for the six months ended June 30, 2024, compared to 1.84% for the same period last year. The average cost of interest-bearing deposits increased 112 basis points to 2.74% for the six months ended June 30, 2024, compared to 1.62% for the same period last year. Average non-interest-bearing demand deposits totaled $2.47 billion for the six months ended June 30, 2024, compared with $2.46 billion for the six months ended June 30, 2023. The average cost of total deposits, including non-interest-bearing deposits, was 2.19% for the six months ended June 30, 2024, compared with 1.24% for the six months ended June 30, 2023. The average cost of borrowings for the six months ended June 30, 2024, was 3.75%, compared to 3.01% for the same period last year.
Interest income on loans secured by real estate increased $57.0 million to $156.3 million for the three months ended June 30, 2024, from $99.3 million for the three months ended June 30, 2023. Commercial loan interest income increased $27.1 million to $58.5 million for the three months ended June 30, 2024, from $31.4 million for the three months ended June 30, 2023. Consumer loan interest income increased $3.9 million to $8.4 million for the three months ended June 30, 2024, from $4.4 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, the average balance of total loans increased $4.41 billion to $14.65 billion, compared to the same period in 2023. The average yield on total loans for the three months ended June 30, 2024, increased 81 basis points to 6.05%, from 5.24% for the same period in 2023.
Interest income on loans secured by real estate increased $68.5 million to $263.8 million for the six months ended June 30, 2024, from $195.3 million for the six months ended June 30, 2023. Commercial loan interest income increased $34.5 million to $94.6 million for the six months ended June 30, 2024, from $60.1 million for the six months ended June 30, 2023. Consumer loan interest income increased $4.2 million to $12.9 million for the six months ended June 30, 2024, from $8.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the average balance of total loans increased $2.49 billion to $12.66 billion, compared with $10.17 billion for the same period in 2023. The average yield on total loans for the six months ended June 30, 2024, increased 65 basis points to 5.83%, from 5.18% for the same period in 2023.
Interest income on held to maturity debt securities totaled $2.4 million for the three months ended June 30, 2024, compared to the same period last year. Average held to maturity debt securities decreased $27.7 million to $352.2 million for the three months ended June 30, 2024, from $380.0 million for the same period last year. Interest income on held to maturity debt securities decreased $100,000 to $4.6 million for the six months ended June 30, 2024, compared to the same period in 2023. Average held to maturity debt securities decreased $27.2 million to $354.7 million for the six months ended June 30, 2024, from $381.9 million for the same period last year.
Interest income on available for sale debt securities increased $7.4 million to $17.6 million for the three months ended June 30, 2024, from $10.3 million for the three months ended June 30, 2023. The average balance of available for sale debt securities increased $443.7 million to $2.24 billion for the three months ended June 30, 2024, compared to the same period in 2023. Interest income on available for sale debt securities increased $7.0 million to $27.7 million for the six months ended June 30, 2024, from $20.7 million for the same period last year. The average balance of available for sale debt securities increased $154.7 million to $1.96 billion for the six months ended June 30, 2024.

Interest income on FHLBNY stock increased $1.6 million to $2.7 million for the three months ended June 30, 2024, from $1.14 million for the three months ended June 30, 2023. The average balance of FHLBNY stock increased $6.7 million to $88.9 million for the three months ended June 30, 2024, compared to the same period in 2023. Interest income on FHLBNY stock increased $9.9 million to $32.7 million for the six months ended June 30, 2024, from $22.9 million for the same period last year. The average balance of FHLBNY stock increased $10.6 million to $81.3 million for the six months ended June 30, 2024.
The average yield on total securities increased to 3.40% for the three months ended June 30, 2024, compared with 2.53% for the same period in 2023. For the six months ended June 30, 2024, the average yield on total securities increased to 3.14%, compared with 2.52% for the same period in 2023.
Interest expense on deposit accounts increased $44.6 million to $81.1 million for the three months ended June 30, 2024, compared with $36.4 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, interest expense on deposit accounts increased $69.6 million to $133.6 million, from $64.0 million for the same period last year. The average cost of interest-bearing deposits increased to 2.84% and 2.74% for the three and six months ended June 30, 2024, respectively, from 1.85% and 1.62% for the three and six months ended June 30, 2023, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended June 30, 2024, increased $2.46 billion to $9.39 billion. For the six months ended June 30, 2024, average interest-bearing core deposits increased $1.18 billion, to $8.22 billion, from $7.05 billion for the same period in 2023. Average time deposit account balances increased $1.12 billion to $2.09 billion for the three months ended June 30, 2024, from $968.3 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, average time deposit account balances increased $661.4 million to $1.58 billion, from $914.4 million for the same period in 2023.
Interest expense on borrowed funds increased $6.5 million to $20.6 million for the three months ended June 30, 2024, from $14.1 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, interest expense on borrowed funds increased $16.4 million to $37.9 million, from $21.6 million for the six months ended June 30, 2023. The average cost of borrowings increased to 3.83% for the three months ended June 30, 2024, from 3.41% for the three months ended June 30, 2023. The average cost of borrowings increased to 3.75% for the six months ended June 30, 2024, from 3.01% for the same period last year. Average borrowings increased $499.4 million to $2.16 billion for the three months ended June 30, 2024, from $1.66 billion for the three months ended June 30, 2023. For the six months ended June 30, 2024, average borrowings increased $606.8 million to $2.05 billion, compared to $1.44 billion for the six months ended June 30, 2023.
Provision for Credit Losses. Provisions for credit losses are charged to operations in order to maintain the allowance for credit losses at a level management considers necessary to absorb projected credit losses that may arise over the expected term of each loan in the portfolio. In determining the level of the allowance for credit losses, management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable economic forecasts. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for credit losses on a quarterly basis and makes provisions for credit losses as necessary.
The Company recorded provisions for credit losses on loans of a $66.1 million and $66.3 million for the three and six months ended June 30, 2024, respectively, compared with provisions of $10.4 million and $16.4 million for the three and six months ended June 30, 2023, respectively. The increases in provisions for both periods were primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations.
Non-Interest Income. Non-interest income totaled $22.3 million for the quarter ended June 30, 2024, an increase of $2.9 million, compared to the same period in 2023. Fee income increased $2.9 million to $8.7 million for the three months ended June 30, 2024, compared to the prior year quarter, primarily due to increases in deposit fee income, debit card related fee income and commercial loan prepayment fees, resulting from the Lakeland merger. BOLI income increased $1.8 million to $3.3 million for the three months ended June 30, 2024, compared to the prior year quarter, primarily due to an increase in benefit claims recognized, combined with an increase in income related to the addition of Lakeland's BOLI. Wealth management fees increased $850,000 to $7.8 million for the three months ended June 30, 2024, compared to the quarter ended June 30, 2023, mainly due to an increase in the average market value of assets under management during the period, while insurance agency income increased $641,000 to $4.5 million for the three months ended June 30, 2024, compared to the quarter ended June 30, 2023, largely due to an increase in business activity. Partially offsetting these increases in non-interest income, net gains on securities transactions decreased $3.0 million for the three months ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to a loss on the sale of subordinated debt issued by Lakeland from the Company investment portfolio prior to the merger. Additionally, other income decreased $314,000 to $969,000 for the three months ended June 30, 2024, compared to the quarter ended June 30, 2023, primarily due to a decrease in gains on the sales of foreclosed real estate.

For the six months ended June 30, 2024, non-interest income totaled $43.1 million, an increase of $1.5 million, compared to the same period in 2023. Fee income increased $2.4 million to $14.6 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increases in deposit fee income, debit card related fee income and commercial loan prepayment fees, resulting from the Lakeland merger. BOLI income increased $2.1 million to $5.1 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in benefit claims recognized, combined with an increase in income related to the addition of Lakeland's BOLI, while wealth management income increased $1.4 million to $15.3 million for the six months ended June 30, 2024, compared to the same period in 2023, mainly due to an increase in the average market value of assets under management during the period. Insurance agency income increased $1.3 million to $9.3 million for the six months ended June 30, 2024, compared to $8.0 million for the same period in 2023, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, net gains on securities transactions decreased $3.0 million for the six months ended June 30, 2024, primarily due to a $2.8 million loss on the sale of subordinated debt issued by Lakeland from the Company investment portfolio prior to the merger. Other income decreased $2.8 million to $1.8 million for the six months ended June 30, 2024, compared to $4.6 million for the same period in 2023, primarily due to a $2.0 million gain from the sale of a foreclosed commercial property recorded in the prior year, combined with a decrease in gains on sales of SBA loans.
Non-Interest Expense. For the three months ended June 30, 2024, non-interest expense totaled $115.4 million, an increase of $50.3 million, compared to the three months ended June 30, 2023. Compensation and benefits expense increased $19.6 million to $54.9 million for three months ended June 30, 2024, compared to $35.3 million for the same period in 2023. The increase in compensation and benefits expense was primarily attributable to the addition of Lakeland. Additionally, merger-related expenses increased $17.0 million to $18.9 million for the three months ended June 30, 2024, compared to the same period in 2023. Amortization of intangibles increased $5.7 million to $6.5 million for the three months ended June 30, 2024, compared to $749,000 for the same period in 2023, largely due to purchase accounting adjustments. Data processing expense increased $2.7 million to $8.4 million for three months ended June 30, 2024, compared to $5.7 million for the same period in 2023, primarily due to additional software and hardware expenses needed for the addition of Lakeland. Net occupancy expense increased $3.2 million to $11.1 million for three months ended June 30, 2024, compared to $7.9 million for the same period in 2023, primarily due to an increase in depreciation and maintenance expenses because of the addition of Lakeland.
Non-interest expense totaled $187.2 million for the six months ended June 30, 2024, an increase of $53.4 million, compared to $133.9 million for the six months ended June 30, 2023. Compensation and benefits expense increased $20.9 million to $94.9 million for the six months ended June 30, 2024, compared to $74.0 million for the six months ended June 30, 2023. The increase in compensation and benefits expense was primarily attributable to the addition of Lakeland. Merger-related expenses increased $18.1 million to $21.1 million for the six months ended June 30, 2024, compared to $3.1 million for the six months ended June 30, 2023. Amortization of intangibles increased $5.7 million to $7.2 million for the six months ended June 30, 2024, compared to $1.5 million for the six months ended June 30, 2023, largely due to purchase accounting adjustments related to Lakeland. Additionally, net occupancy expense increased $3.3 million to $19.7 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increased depreciation and maintenance expenses because of the addition of Lakeland.
Income Tax Expense. For the three months ended June 30, 2024, the Company's income tax benefit was $9.8 million, compared with an income tax expense of $11.6 million for the three months ended June 30, 2023. The decrease in tax expense for the three months ended June 30, 2024, compared with the same period last year was largely due to a $5.3 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024, combined with a decrease in taxable income in the quarter as a result of additional expenses from the Lakeland merger.
For the six months ended June 30, 2024, the Company's income tax expense was $1.1 million, compared with $26.1 million for the six months ended June 30, 2023. The decrease in tax expense for the six months ended June 30, 2024, compared with the same period last year was largely due to a $5.3 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024, combined with a decrease in taxable income as a result of additional expenses from the Lakeland merger.

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
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2024 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-300	$765,372	$(3,110)	(0.4)%
-200	764,691	(3,791)	(0.5)
-100	765,804	(2,678)	(0.3)
Static	768,482	—	—
+100	766,148	(2,334)	(0.3)
The interest rate risk position of the Company remains slightly asset-sensitive. As a result, the preceding table indicates that, as of June 30, 2024, in the event of a 100 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 0.3%, or $2.3 million. In the event of a 300 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 0.4%, or $3.1 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30,

2024 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-300	$2,794,361	$(213,485)	(7.1)%	11.0%	(12.4)%
-200	2,900,299	(107,547)	(3.6)	11.7	(7.3)
-100	2,969,556	(38,290)	(1.3)	12.2	(3.2)
Static	3,007,846	—	—	12.6	—
+100	2,990,566	(17,280)	(0.6)	12.8	1.5
The preceding table indicates that as of June 30, 2024, in the event of an immediate and sustained 100 basis point increase in interest rates, the present value of equity is projected to decrease 0.6%, or $17.3 million. If rates were to decrease 300 basis points, the present value of equity would decrease 7.1%, or $213.5 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, were supplemented by the Company in its Form 10-Q for the quarter ended March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2024 through April 30, 2024	—	$—	—	976,095
May 1, 2024 through May 31, 2024	527	15.17	527	975,568
June 1, 2024 through June 30, 2024	—	—	—	975,568
Total	527	15.17	527
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
(a) During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on May 16, 2024/File No. 001-31566.)

4.1
Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

4.2
Indenture, dated May 13, 2024, between Provident Financial Services, Inc. and Wilmington Trust, National Association, as trustee. (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2024/File No. 001-31566.)

4.3
First Supplemental Indenture, dated May 13, 2024, between Provident Financial Services, Inc. and Wilmington Trust, National Association, as trustee. (Filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2024/File No. 001-31566.)

10.1
Executive Vice Chairman Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2024/File No. 001-31566.)

10.2
Change in Control Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara. (Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2024/File No. 001-31566.)

10.3
Retention and Award Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2024/File No. 001-31566.)

10.4
Non-Competition and Non-Solicitation Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara. (Filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2024/File No. 001-31566.)

10.5
Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara (Filed as an Exhibit to Lakeland Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2008/File No. 000-17820.)

10.6
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara (Filed as an Exhibit to Lakeland Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2015/File No. 000-17820.)

10.7
Lakeland Bancorp, Inc. 2018 Omnibus Equity Incentive Plan (Filed as Exhibit 10.1 to Lakeland Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2018/File No. 000-17820.)

10.8
Amendment to Executive Chairman Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 28, 2024 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024/File No. 000-31566.)

10.9
Amendment to Change in Control Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 28, 2024 (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2024/File No. 000-31566.)

10.10
Change of Control Agreement, dated October 31, 2013, among Lakeland Bancorp, Inc., Lakeland Bank and Timothy J. Matteson (Filed as Exhibit 10.2 to Lakeland Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 18, 2013/File No. 000-17820.)

10.11
Change in Control Agreement, dated as of April 11, 2016, among Lakeland Bancorp, Inc., Lakeland Bank and James Nigro (Filed as Exhibit 10.1 to Lakeland Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016/File No. 000-17820.)

10.12
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara (Filed as Exhibit 10.1 to Lakeland Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2015/File No. 000-17820.)

10.13
Lakeland Bancorp, Inc. Directors’ Deferred Compensation Plan, as amended and restated (Filed as Exhibit 10.6 to Lakeland Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008/File No. 000-17820.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 8, 2024	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer