Form 10-Q
period 2024-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2024-11-07
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2024 there were 137,565,966 shares issued and 130,488,327 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 36,957 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2024 (Unaudited) and December 31, 2023
(Dollars in Thousands)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$244,064	$180,241
Short-term investments	25	14
Total cash and cash equivalents	244,089	180,255
Available for sale debt securities, at fair value	2,725,110	1,690,112
Held to maturity debt securities, (net of $15,000 allowance as of September 30, 2024 (unaudited) and $31,000 allowance as of December 31, 2023)	332,021	363,080
Equity securities, at fair value	20,044	1,270
Federal Home Loan Bank stock	96,219	79,217
Loans held for sale	5,757	1,785
Loans held for investment	18,794,609	10,871,916
Less allowance for credit losses	191,175	107,200
Net loans	18,609,191	10,766,501
Foreclosed assets, net	9,801	11,651
Banking premises and equipment, net	124,955	70,998
Accrued interest receivable	89,866	58,966
Intangible assets	839,223	457,942
Bank-owned life insurance	403,648	243,050
Other assets	548,348	287,768
Total assets	$24,042,515	$14,210,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$13,548,480	$8,020,889
Savings deposits	1,671,209	1,175,683
Certificates of deposit of $250,000 or more	800,005	218,549
Other time deposits	2,356,491	877,393
Total deposits	18,376,185	10,292,514
Mortgage escrow deposits	48,007	36,838
Borrowed funds	2,214,512	1,970,033
Subordinated debentures	414,184	10,695
Other liabilities	368,569	210,134
Total liabilities	21,421,457	12,520,214
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,448,599 shares outstanding as of September 30, 2024 and 75,537,186 outstanding as of December 31, 2023	1,376	832
Additional paid-in capital	1,871,343	989,058
Retained earnings	972,997	974,542
Accumulated other comprehensive (loss) income	(93,049)	(141,115)
Treasury stock	(129,148)	(127,825)
Unallocated common stock held by the Employee Stock Ownership Plan	(2,461)	(4,896)
Common stock acquired by deferred compensation plans	(2,247)	(2,694)
Deferred compensation plans	2,247	2,694
Total stockholders’ equity	2,621,058	1,690,596
Total liabilities and stockholders’ equity	$24,042,515	$14,210,810
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Real estate secured loans	$197,857	$104,540	$461,632	$299,830
Commercial loans	81,183	33,806	175,815	93,915
Consumer loans	12,947	4,746	25,820	13,419
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	25,974	11,886	58,698	34,748
Held to maturity debt securities	2,136	2,334	6,761	7,059
Due from banks, Federal funds sold and other short-term investments	2,425	885	5,466	2,678
Total interest income	322,522	158,197	734,192	451,649
Interest expense:
Deposits	110,009	44,923	243,602	108,880
Borrowed funds	19,923	16,765	57,871	38,329
Subordinated debt	8,889	273	13,842	774
Total interest expense	138,821	61,961	315,315	147,983
Net interest income	183,701	96,236	418,877	303,666
Provision charge for credit losses	9,299	12,541	78,684	29,031
Net interest income after provision charge for credit losses	174,402	83,695	340,193	274,635
Non-interest income:
Fees	9,816	6,132	24,426	18,294
Wealth management income	7,620	6,992	22,878	20,826
Insurance agency income	3,631	3,224	12,912	11,175
Bank-owned life insurance	4,308	1,820	9,448	4,838
Net gain (loss) on securities transactions	2	13	(2,972)	37
Other income	1,478	1,139	3,245	5,691
Total non-interest income	26,855	19,320	69,937	60,861
Non-interest expense:
Compensation and employee benefits	63,468	35,702	158,404	109,724
Net occupancy expense	12,790	8,113	32,452	24,474
Data processing expense	10,481	5,312	25,698	16,536
FDIC insurance	4,180	1,628	9,553	5,688
Amortization of intangibles	12,231	720	19,420	2,231
Advertising and promotion expense	1,524	1,133	3,661	3,722
Merger-related expenses	15,567	2,289	36,684	5,349
Other operating expenses	15,761	10,728	37,352	31,761
Total non-interest expense	136,002	65,625	323,224	199,485
Income before income tax expense	65,255	37,390	86,906	136,011
Income tax expense	18,850	8,843	19,905	34,925
Net income	$46,405	$28,547	$67,001	$101,086
Basic earnings per share	$0.36	$0.38	$0.65	$1.35
Weighted average basic shares outstanding	129,941,845	74,909,083	102,819,042	74,793,530
Diluted earnings per share	$0.36	$0.38	$0.65	$1.35
Weighted average diluted shares outstanding	130,004,870	74,914,205	102,845,261	74,816,606

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$46,405	$28,547	$67,001	$101,086
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	53,122	(31,224)	54,726	(25,086)
Reclassification adjustment for losses included in net income	—	—	2,056	—
Total	53,122	(31,224)	56,782	(25,086)
Unrealized gains and losses on derivatives:
Net unrealized (losses) gains arising during the period	(3,395)	2,352	810	5,385
Reclassification adjustment for (gains) included in net income	(2,450)	(3,430)	(7,980)	(9,519)
Total	(5,845)	(1,078)	(7,170)	(4,134)
Amortization related to post-retirement obligations	(362)	(261)	(1,546)	(791)
Total other comprehensive income (loss)	46,915	(32,563)	48,066	(30,011)
Total comprehensive income (loss)	$93,320	$(4,016)	$115,067	$71,075

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646
Net income	—	—	46,405	—	—	—	—	—	46,405
Other comprehensive loss, net of tax	—	—	—	46,915	—	—	—	—	46,915
Cash dividends paid	—	—	(31,387)	—	—	—	—	—	(31,387)
Distributions from deferred comp plans	—	39	—	—	—	—	151	(151)	39
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(33)	—	—	—	(33)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	30	—	—	—	812	—	—	842
Allocation of SAP shares	—	2,614	—	—	—	—	—	—	2,614
Shares issued due to acquisition	—	—	—	—	—	—	—	—	—
Allocation of stock options	—	17	—	—	—	—	—	—	17
Balance as of September 30, 2024	$1,376	$1,871,343	$972,997	$(93,049)	$(129,148)	$(2,461)	$(2,247)	$2,247	$2,621,058

For the nine months ended September 30, 2024	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	67,001	—	—	—	—	—	67,001
Other comprehensive loss, net of tax	—	—	—	48,066	—	—	—	—	48,066
Cash dividends paid	—	—	(68,546)	—	—	—	—	—	(68,546)
Distributions from deferred comp plans	—	102	—	—	—	—	447	(447)	102
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,323)	—	—	—	(1,323)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(151)	—	—	—	2,435	—	—	2,284
Allocation of SAP shares	—	6,039	—	—	—	—	—	—	6,039
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	61	—	—	—	—	—	—	61
Balance as of September 30, 2024	$1,376	$1,871,343	$972,997	$(93,049)	$(129,148)	$(2,461)	$(2,247)	$2,247	$2,621,058

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2023 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2023	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2023	$832	$986,150	$954,403	$(162,493)	$(127,818)	$(8,603)	$(3,150)	$3,150	$1,642,471
Net income	—	—	28,547	—	—	—	—	—	28,547
Other comprehensive loss, net of tax	—	—	—	(32,563)	—	—	—	—	(32,563)
Cash dividends paid	—	—	(18,148)	—	—	—	—	—	(18,148)
Distributions from deferred comp plans	—	36	—	—	—	—	137	(137)	36
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(24)	—	—	—	812	—	—	788
Allocation of Stock Award Plan ("SAP") shares	—	1,805	—	—	—	—	—	—	1,805
Allocation of stock options	—	34	—	—	—	—	—	—	34
Balance as of September 30, 2023	$832	$988,001	$964,802	$(195,056)	$(127,818)	$(7,791)	$(3,013)	$3,013	$1,622,970

For the nine months ended September 30, 2023	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	101,086	—	—	—	—	—	101,086
Other comprehensive loss, net of tax	—	—	—	(30,011)	—	—	—	—	(30,011)
Cash dividends paid	—	—	(54,875)	—	—	—	—	—	(54,875)
Effect of adopting Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	115	—	—	—	—	414	(414)	115
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,671)	—	—	—	(1,671)
Stock option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	219	—	—	—	2,435	—	—	2,654
Allocation of SAP shares	—	6,635	—	—	—	—	—	—	6,635
Allocation of stock options	—	111	—	—	—	—	—	—	111
Balance as of September 30, 2023	$832	$988,001	$964,802	$(195,056)	$(127,818)	$(7,791)	$(3,013)	$3,013	$1,622,970

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$67,001	$101,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	28,225	8,835
Provision charge for credit losses	78,684	29,031
Deferred tax benefit	(1,020)	(2,332)
Amortization of operating lease right-of-use assets	9,539	7,890
Income on Bank-owned life insurance	(9,448)	(4,838)
Net amortization of premiums and discounts on securities	4,939	6,088
Accretion of net deferred loan fees	(5,219)	(6,653)
Amortization of premiums on purchased loans, net	204	170
Originations of loans held for sale	(34,343)	(12,227)
Proceeds from sales of loans originated for sale	31,222	13,056
ESOP expense	2,284	2,654
Allocation of stock award expense	6,039	6,635
Allocation of stock option expense	61	111
Net gain on sale of loans	(852)	(1,071)
Net loss (gain) on securities transactions	2,972	(37)
Net gain on sale of premises and equipment	—	(197)
Net gain on sale of foreclosed assets	(204)	(2,789)
Increase in accrued interest receivable	(3,658)	(3,838)
Increase in other assets	(10,591)	(23,596)
Increase in other liabilities	21,258	9,101
Net cash provided by operating activities	187,093	127,079
Cash flows from investing activities:
Net increase in loans	(28,540)	(420,331)
Purchases of loans	—	(7,876)
Proceeds from sales of foreclosed assets	426	3,485
Proceeds from maturities, calls and paydowns of held to maturity debt securities	43,083	28,576
Purchases of investment securities held to maturity	(16,338)	(11,978)
Proceeds from sales of available for sale debt securities	568,360	—
Proceeds from maturities, calls and paydowns of available for sale debt securities	238,642	146,965
Purchases of available for sale debt securities	(182,960)	(40,089)
Proceeds from redemption of Federal Home Loan Bank stock	162,480	151,472
Purchases of Federal Home Loan Bank stock	(179,482)	(184,168)
Cash received, net of cash consideration paid for acquisition	194,548	—
BOLI claim benefits received	3,076	2,347
Proceeds from sales of premises and equipment	—	62
Purchases of premises and equipment	(2,803)	(5,895)
Net cash provided by (used in) investing activities	800,492	(337,430)
Cash flows from financing activities:
Net decrease in deposits	(539,253)	(421,625)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2024 and 2023 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2024	2023
Increase in mortgage escrow deposits	5,638	5,614
Cash dividends paid to stockholders	(68,546)	(54,875)
Purchase of employee restricted shares to fund statutory tax withholding	(1,323)	(1,671)
Stock options exercised	—	790
Proceeds from subordinated debentures	221,181	—
Proceeds from long-term borrowings	—	508,805
Payments on long-term borrowings	—	(58,443)
Net (decrease) increase in short-term borrowings	(541,448)	234,517
Net cash (use in) provided by financing activities	(923,751)	213,112
Net increase in cash and cash equivalents	63,834	2,761
Cash and cash equivalents at beginning of period	180,185	186,438
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	180,255	186,508
Cash and cash equivalents at end of period	244,019	189,199
Restricted cash at end of period	70	70
Total cash, cash equivalents and restricted cash at end of period	$244,089	$189,269

Cash paid during the period for:
Interest on deposits and borrowings	$253,171	$143,223
Income taxes	$35,444	$38,861
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$14,742	$—
Initial recognition of operating lease liabilities	$14,742	$—
Transfer of loans receivable to foreclosed assets	$—	$15,131
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$1,632,106	$—
Loans held for sale	1,494
Loans held for investment	7,889,138	—
Bank-owned life insurance	160,646	—
Goodwill and other intangible assets	400,773	—
Bank premises and equipment	60,578	—
Other assets	269,252	—
Total non-cash assets acquired at fair value	$10,413,987	$—

Liabilities assumed
Deposits	$8,622,924	$—
Borrowings	785,927	—
Subordinated debentures	180,198	—
Other Liabilities	142,708	—
Total liabilities assumed	$9,731,757	$—

Common stock issued for acquisitions	$876,778	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for all of 2024.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2024			2023
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$46,405			$28,547
Basic earnings per share:
Income available to common stockholders	$46,405	129,941,845	$0.36	$28,547	74,909,083	$0.38
Dilutive shares		63,025			5,122
Diluted earnings per share:
Income available to common stockholders	$46,405	130,004,870	$0.36	$28,547	74,914,205	$0.38

	Nine months ended September 30,
	2024			2023
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$67,001			$101,086
Basic earnings per share:
Income available to common stockholders	$67,001	102,819,042	$0.65	$101,086	74,793,530	$1.35
Dilutive shares		26,219			23,076
Diluted earnings per share:
Income available to common stockholders	$67,001	102,845,261	$0.65	$101,086	74,816,606	$1.35
Anti-dilutive stock options and awards as of September 30, 2024 and 2023, totaling 1.7 million shares and 1.2 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2024, an initial CECL provision for credit losses on loans and commitments to extend credit of $65.2 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
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
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.91 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the merger date, net of cash consideration paid (in thousands):

As of May 16, 2024
Assets acquired:
Cash and cash equivalents, net	$194,548
Available for sale debt securities	1,585,993
Federal Home Loan Bank stock	46,113
Loans held for sale	1,494
Loans held for investment	7,906,326
Allowance for credit losses on PCD loans	(17,188)
Loans, net	7,889,138
Bank-owned life insurance	160,646
Banking premises and equipment	60,578
Accrued interest receivable	27,241
Goodwill	190,858
Other intangibles assets	209,915
Other assets	242,011
Total assets acquired	$10,608,535

Liabilities assumed:
Deposits	$8,622,924
Mortgage escrow deposits	5,532
Borrowed funds	785,927
Subordinated debentures	180,198
Other liabilities	137,176
Total liabilities assumed	$9,731,757

Net assets acquired	$876,778
The Company is in the process of finalizing its review of the acquired assets and liabilities, as a result of which certain adjustments to the recorded carrying values and goodwill may be required. There have been no adjustments to the recorded carrying values or goodwill made to-date.
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
Loans
Loans acquired from Lakeland were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Lakeland were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Cash flows were adjusted for expected losses and prepayments. Projected cash flows were then discounted to present value based on: the relative risk of the cash flows, taking into account the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and monthly principal and interest cash flows were discounted to present value and summed to arrive at the calculated value of the loans. The fair value of the acquired loans, not including allowance for credit losses on PCD loans totaled $7.91 billion.
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
Banking Premises and Equipment
The Company acquired 68 branches from Lakeland, 29 of which were owned premises. The Company closed 13 of the acquired banking offices in the third quarter of 2024. The fair value of Lakeland’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located.
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
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $1.2 million is being amortized into income on a straight-line method over the contractual life of the deposits.
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
Merger-Related Expenses
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $15.6 million and $36.7 million for the three and nine months ended September 30, 2024, respectively, compared with $2.3 million and $5.3 million for the three and nine months ended September 30, 2023.

Note 3. Investment Securities
As of September 30, 2024, the Company had $2.73 billion and $332.0 million in available for sale debt securities and held to maturity debt securities, respectively. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of September 30, 2024 totaled 803, compared with 808 as of December 31, 2023. The decrease in the number of securities in an unrealized loss position as of September 30, 2024, was due to lower current market interest rates compared to rates as of December 31, 2023, offset by the addition of Lakeland securities.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$347,717	784	(15,707)	332,794
Government-agency obligations	143,883	1,809	(134)	145,558
Mortgage-backed securities	2,089,952	27,065	(145,598)	1,971,419
Asset-backed securities	48,638	653	(306)	48,985
State and municipal obligations	128,381	1,632	(6,796)	123,217
Corporate obligations	104,712	2,389	(3,964)	103,137
	$2,863,283	34,332	(172,505)	2,725,110

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$276,618	—	(22,740)	253,878
Government-agency obligations	26,310	1,188	—	27,498
Mortgage-backed securities	1,462,159	377	(176,927)	1,285,609
Asset-backed securities	31,809	594	(168)	32,235
State and municipal obligations	64,454	—	(7,870)	56,584
Corporate obligations	40,448	—	(6,140)	34,308
	$1,901,798	2,159	(213,845)	1,690,112
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $9.1 million and $4.9 million as of September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of September 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2024
	Amortized cost	Fair value
Due in one year or less	$135,769	136,184
Due after one year through five years	351,144	335,267
Due after five years through ten years	113,511	111,792
Due after ten years	76,033	71,189
	$676,457	654,432
Investments which pay principal on a periodic basis totaling $2.19 billion at amortized cost and $2.07 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and nine months ended September 30, 2024, proceeds from sales on securities in the available for sale debt securities portfolio totaled $568.4 million, with no gains and $3.0 million of losses recognized. For the three and nine months ended September 30, 2023, there were no sales of securities from the available for sale debt securities portfolio. For the three and nine months ended September 30, 2024, proceeds from calls on securities in the available for sale debt securities portfolio totaled $780,000 with no gains and no losses recognized. For the three and nine months ended September 30, 2023, there were no proceeds from calls on securities in the available for sale debt securities portfolio.

The number of available for sale debt securities in an unrealized loss position as of September 30, 2024 totaled 438, compared with 436 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of September 30, 2024, was primarily due to the addition of Lakeland, offset by lower current market interest rates as of December 31, 2023. All securities in an unrealized loss position were investment grade as of September 30, 2024.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $15,000 and $31,000, as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(347)	9,652
State and municipal obligations	315,503	895	(9,947)	306,451
Corporate obligations	6,534	—	(195)	6,339
	$332,036	895	(10,489)	322,442

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury obligations	$5,146	1	—	5,147
Government-agency obligations	11,058	—	(652)	10,406
State and municipal obligations	339,816	244	(9,700)	330,360
Corporate obligations	7,091	—	(403)	6,688
	$363,111	245	(10,755)	352,601
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.2 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $2.1 million and $4.6 million, respectively. For the three months ended September 30, 2024, there were no gross gains or gross losses, while for the nine months ended September 30, 2024, there were no gross gains, while gross losses totaled $1,200 related to these calls on securities. For the three and nine months ended September 30, 2023, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $3.2 million and $9.8 million, respectively. For the three months ended September 30, 2023, gross gains totaled $16,000 with gross losses of $3,000, while for the nine months ended September 30, 2023, gross gains totaled $45,000, with gross losses of $8,000, related to calls on these securities.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio by contractual maturity, excluding an allowance for credit losses of $15,000, as of September 30, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2024
	Amortized cost	Fair value
Due in one year or less	$39,173	38,867
Due after one year through five years	170,343	168,735
Due after five years through ten years	100,793	97,028
Due after ten years	21,727	17,812
	$332,036	322,442

The number of held to maturity debt securities in an unrealized loss position as of September 30, 2024 totaled 365, compared with 372 as of December 31, 2023. The decrease in the number of securities in an unrealized loss position as of September 30, 2024, was due to lower current market interest rates as of December 31, 2023.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of September 30, 2024 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$9,999	—	—	—	—	9,999
State and municipal obligations	45,194	238,885	28,989	—	2,435	315,503
Corporate obligations	501	2,472	3,536		25	6,534
	$55,694	241,357	32,525	—	2,460	332,036

	December 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,146	—	—	—	—	5,146
Government-agency obligations	11,058	—	—	—	—	11,058
State and municipal obligations	43,749	156,438	137,231	—	2,398	339,816
Corporate obligations	504	2,510	4,052	—	25	7,091
	$60,457	158,948	141,283	—	2,423	363,111

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of September 30, 2024, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 73% rated AA, 10% rated A, and less than 1% either below an A rating or not rated by Moody’s or Standard and Poor’s. Securities not explicitly rated, such as U.S. government issued mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Mortgage loans:
Commercial	$7,342,456	4,512,411
Multi-family	3,226,918	1,812,500
Construction	873,509	653,246
Residential	2,032,671	1,164,956
Total mortgage loans	13,475,554	8,143,113
Commercial loans	4,710,601	2,440,621
Consumer loans	623,709	299,164
Total gross loans	18,809,864	10,882,898
Premiums on purchased loans	1,362	1,474
Net deferred fees	(16,617)	(12,456)
Total loans	$18,794,609	10,871,916
As of September 30, 2024 and December 31, 2023, the Company had loans held for sale of $5.8 million and $1.8 million, respectively.
Accrued interest on loans totaled $78.8 million and $50.9 million as of September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	September 30, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$430	641	13,969	—	15,040	7,327,416	7,342,456	13,969
Multi-family	—	—	7,578	—	7,578	3,219,340	3,226,918	7,578
Construction	—	—	13,151	—	13,151	860,358	873,509	13,151
Residential	5,020	1,991	5,211	—	12,222	2,020,449	2,032,671	5,211
Total mortgage loans	5,450	2,632	39,909	—	47,991	13,427,563	13,475,554	39,909
Commercial loans	1,952	1,240	48,592	—	51,784	4,658,817	4,710,601	30,237
Consumer loans	4,073	606	1,433	—	6,112	617,597	623,709	1,433
Total gross loans	$11,475	4,478	89,934	—	105,887	18,703,977	18,809,864	71,579

	December 31, 2023
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$825	—	5,151	—	5,976	4,506,435	4,512,411	5,151
Multi-family	3,815	1,635	744	—	6,194	1,806,306	1,812,500	744
Construction	—	—	771	—	771	652,475	653,246	771
Residential	3,429	1,208	853	—	5,490	1,159,466	1,164,956	853
Total mortgage loans	8,069	2,843	7,519	—	18,431	8,124,682	8,143,113	7,519
Commercial loans	998	198	41,487	—	42,683	2,397,938	2,440,621	36,281
Consumer loans	875	275	633	—	1,783	297,381	299,164	633
Total gross loans	$9,942	3,316	49,639	—	62,897	10,820,001	10,882,898	44,433
Included in loans held for investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $89.9 million and $49.6 million as of September 30, 2024 and December 31, 2023, respectively. Included in non-accrual loans were $27.7 million and $23.2 million of loans which were less than 90 days past due as of September 30, 2024 and December 31, 2023, respectively. There were no loans 90 days or greater past due and still accruing interest as of September 30, 2024 and December 31, 2023. The amount of cash basis interest income that was recognized on impaired loans for the three and nine months ended September 30, 2024 was not material.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2024
Balance at beginning of period	$135,312	48,003	5,016	188,331
Provision charge (benefit) to operations	855	8,973	(228)	9,600
Recoveries of loans previously charged-off	16	513	139	668
Loans charged-off	(808)	(6,495)	(121)	(7,424)
Balance at end of period	$135,375	50,994	4,806	191,175

2023
Balance at beginning of period	$69,940	29,707	2,426	102,073
Provision charge (benefit) to operations	4,619	6,436	(55)	11,000
Recoveries of loans previously charged-off	101	405	88	594
Loans charged-off	(3)	(6,019)	(82)	(6,104)
Balance at end of period	$74,657	30,529	2,377	107,563

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Provision charge to operations	52,066	21,935	1,853	75,854
Recoveries of loans previously charged-off	82	2,025	419	2,526
Loans charged-off	(808)	(10,511)	(274)	(11,593)
Balance at end of period	$135,375	50,994	4,806	191,175

2023
Balance at beginning of period	$58,218	27,413	2,392	88,023
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02	(510)	(43)	(41)	(594)
Provision charge (benefit) charge to operations	17,573	9,898	(71)	27,400
Recoveries of loans previously charged-off	107	706	347	1,160
Loans charged-off	(731)	(7,445)	(250)	(8,426)
Balance at end of period	$74,657	30,529	2,377	107,563
For the three and nine months ended September 30, 2024, the Company recorded a $9.6 million and a $75.9 million provision for credit losses on loans, respectively. The increases in provision for both periods was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. For the three months ended September 30, 2024, net charge-offs totaled $6.8 million, which was primarily attributable to one commercial loan. For the nine months ended September 30, 2024, net charge-offs totaled $9.1 million, which was primarily attributable to two commercial loans.

The following table summarizes the Company's gross charge-offs recorded during the three months ended September 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	801	801
Residential	—	—	7	—	—	—	7
Total mortgage loans	—	—	7	—	—	801	808
Commercial loans	—	42	—	6,453	—	—	6,495
Consumer loans (1)	7	—	—	4	—	7	19
Total gross loans	$7	42	7	6,457	—	808	7,321
(1) During the three months ended September 30, 2024, charge-offs on consumer overdraft accounts totaled $103,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	801	801
Residential	—	—	7	—	—	—	7
Total mortgage loans	—	—	7	—	—	801	808
Commercial loans	—	41	157	8,500	1,606	207	10,511
Consumer loans (1)	20	—	—	5	—	9	34
Total gross loans	$20	41	164	8,505	1,606	1,017	11,353
(1) During the nine months ended September 30, 2024, charge-offs on consumer overdraft accounts totaled $240,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the three months ended September 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Residential	$—	—	—	—	—	3	3
Total mortgage loans	—	—	—	—	—	3	3
Commercial loans	—	—	—	5,000	—	1,019	6,019
Consumer loans (1)	7	—	—	—	—	—	7
Total gross loans	$7	—	—	5,000	—	1,022	6,029
(1) During the three months ended September 30, 2023, charge-offs on consumer overdraft accounts totaled $75,000, which is not included in the table above.

The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	707	707
Residential	—	—	—	—	—	24	24
Total mortgage loans	—	—	—	—	—	731	731
Commercial loans	—	—	—	5,000	—	2,445	7,445
Consumer loans (1)	16	—	—	—	—	13	29
Total gross loans	$16	—	—	5,000	—	3,189	8,205
(1) During the nine months ended September 30, 2023, charge-offs on consumer overdraft accounts totaled $221,000, which is not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of September 30, 2024, there were 27 loans totaling $74.0 million, compared to 17 loans totaling $42.3 million as of December 31, 2023, that were individually evaluated for impairment.
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
As of September 30, 2024 and December 31, 2023, the Company had collateral-dependent loans with fair values of $13.3 million and $24.1 million secured by commercial real estate, respectively.
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
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 (in thousands):

	For the three months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$—	1,045	—	0.01%
Multi-family	—	1,297	—	0.04%
Total mortgage loans	—	2,342	—	0.02%
Commercial loans	—	5,743	962	0.14%
Total gross loans	$—	8,085	962	0.05%

	For the nine months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$—	1,045	—	0.01%
Multi-family	—	1,297	—	0.04%
Total mortgage loans	—	2,342	—	0.02%
Commercial loans	—	5,743	9,759	0.33%
Total gross loans	$—	8,085	9,759	0.09%
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

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Mortgage loans:
Commercial	2	4.41%
Multi-family	0	5.00%
Total mortgage loans	2	4.41%
Commercial loans	3	—%
Total gross loans	3	1.23%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase
Mortgage loans:
Commercial	2	4.41%
Multi-family	0	5.00%
Total mortgage loans	2	4.41%
Commercial loans	0	0.81%
Total gross loans	0	1.05%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Change
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23%
Total gross loans	2	2.23%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Change
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23%
Commercial loans	10	0.20%
Total gross loans	9	0.61%
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and nine months ended September 30, 2024 and September 30, 2023, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$1,045	$—	$—	$—	$—	$1,045
Multi-family	481	94	402	320	—	1,297
Total mortgage loans	1,526	94	402	320	—	2,342
Commercial loans	9,562	—	—	88	5,852	15,502
Total gross loans	$11,088	94	402	408	5,852	17,844

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
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of September 30, 2024, the balance of PCD loans totaled $619.7 million with a related allowance for credit losses of $14.9 million. The balance of PCD loans as of December 31, 2023 was $165.1 million with a related allowance for credit losses of $1.7 million.
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

The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2024 and December 31, 2023 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of September 30, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	2,173	10,935	7,955	15,296	73,885	9,388	—	119,632
Substandard	3,044	—	7,335	—	20,533	41,020	300	200	72,432
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,044	2,173	18,270	7,955	35,829	114,905	9,688	200	192,064
Pass/Watch	240,321	767,731	1,450,448	1,034,115	876,924	2,358,191	391,077	31,585	7,150,392

Total Commercial Mortgage	$243,365	769,904	1,468,718	1,042,070	912,753	2,473,096	400,765	31,785	7,342,456

Multi-family
Special mention	$—	—	—	—	—	23,905	—	—	23,905
Substandard	—	1,591	—	1,053	—	4,933	—	—	7,577
Doubtful	—		—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,591	—	1,053	—	28,838	—	—	31,482
Pass/Watch	61,788	395,924	539,077	478,048	492,860	1,095,257	121,751	10,731	3,195,436
Total Multi-Family	$61,788	397,515	539,077	479,101	492,860	1,124,095	121,751	10,731	3,226,918

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	12,251	—	—	—	—	12,251
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	12,251	—	—	—	—	12,251
Pass/Watch	64,502	243,596	352,621	133,821	38,507	17,924	7,971	2,316	861,258
Total Construction	$64,502	243,596	352,621	146,072	38,507	17,924	7,971	2,316	873,509

Residential (1)
Special mention	$403	254	353	—	—	861	—	—	1,871
Substandard	—	511	343	902	230	2,403	619	—	5,008
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	765	696	902	230	3,264	619	—	6,879
Pass/Watch	8,621	345,785	434,484	335,645	278,190	586,735	36,332	—	2,025,792
Total Residential	$9,024	346,550	435,180	336,547	278,420	589,999	36,951	—	2,032,671

	Gross Loans Held for Investment by Year of Origination as of September 30, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total Mortgage
Special mention	$403	2,427	11,288	7,955	15,296	98,651	9,388	—	145,408
Substandard	3,044	2,102	7,678	14,206	20,763	48,356	919	200	97,268
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,447	4,529	18,966	22,161	36,059	147,007	10,307	200	242,676
Pass/Watch	375,232	1,753,036	2,776,630	1,981,629	1,686,481	4,058,107	557,131	44,632	13,232,878
Total Mortgage	$378,679	1,757,565	2,795,596	2,003,790	1,722,540	4,205,114	567,438	44,832	13,475,554

Commercial
Special mention	$—	—	31,609	4,085	2,865	28,813	18,831	3,520	89,723
Substandard	6,827	4,906	47,220	47,572	23,603	19,859	27,328	1,208	178,523
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	6,827	4,906	78,829	51,657	26,468	48,672	46,159	4,728	268,246
Pass/Watch	481,439	359,972	614,192	407,695	279,100	894,034	1,209,528	196,395	4,442,355
Total Commercial	$488,266	364,878	693,021	459,352	305,568	942,706	1,255,687	201,123	4,710,601

Consumer (1)
Special mention	$—	—	—	—	—	454	227	—	681
Substandard	—	—	8	9	—	339	555	45	956
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	8	9	—	793	782	45	1,637
Pass/Watch	70,141	76,293	86,780	54,927	16,093	136,170	168,550	13,118	622,072
Total Consumer	$70,141	76,293	86,788	54,936	16,093	136,963	169,332	13,163	623,709

Total Loans
Special mention	$403	2,427	42,897	12,040	18,161	127,918	28,446	3,520	235,812
Substandard	9,871	7,008	54,906	61,787	44,366	68,554	28,802	1,453	276,747
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,274	9,435	97,803	73,827	62,527	196,472	57,248	4,973	512,559
Pass/Watch	926,812	2,189,301	3,477,602	2,444,251	1,981,674	5,088,311	1,935,209	254,145	18,297,305
Total Gross Loans	$937,086	2,198,736	3,575,405	2,518,078	2,044,201	5,284,783	1,992,457	259,118	18,809,864
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$—	10,926	3,048	28,511	10,558	24,598	4,500	—	82,141
Substandard	482	—	—	—	—	9,599	434	—	10,515
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	482	10,926	3,048	28,511	10,558	34,197	4,934	—	92,656
Pass/Watch	628,709	883,149	677,464	470,257	470,971	1,166,205	90,760	32,240	4,419,755
Total Commercial Mortgage	$629,191	894,075	680,512	498,768	481,529	1,200,402	95,694	32,240	4,512,411

Multi-family
Special mention	$—	—	—	—	—	9,500	—	—	9,500
Substandard	3,253	—	—	—	—	—	—	—	3,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,253	—	—	—	—	9,500	—	—	12,753
Pass/Watch	340,842	172,244	184,136	271,878	230,456	592,470	6,115	1,606	1,799,747
Total Multi-Family	$344,095	172,244	184,136	271,878	230,456	601,970	6,115	1,606	1,812,500

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	771	—	—	771
Pass/Watch	41,209	342,890	185,034	68,603	1,339	13,400	—	—	652,475
Total Construction	$41,209	342,890	185,034	68,603	1,339	14,171	—	—	653,246

Residential (1)
Special mention	$—	—	—	—	—	1,208	—	—	1,208
Substandard	—	—	—	—	—	1,285	—	—	1,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,493	—	—	2,493
Pass/Watch	96,259	141,683	200,111	195,964	89,654	438,792	—	—	1,162,463
Total Residential	$96,259	141,683	200,111	195,964	89,654	441,285	—	—	1,164,956

Total Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	35,306	4,500	—	92,849
Substandard	3,735	—	—	—	—	11,655	434	—	15,824
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	3,735	10,926	3,048	28,511	10,558	46,961	4,934	—	108,673
Pass/Watch	1,107,019	1,539,966	1,246,745	1,006,702	792,420	2,210,867	96,875	33,846	8,034,440
Total Mortgage	$1,110,754	1,550,892	1,249,793	1,035,213	802,978	2,257,828	101,809	33,846	8,143,113

Commercial
Special mention	$450	17,008	9,338	2,409	152	22,752	23,333	687	76,129
Substandard	686	—	20,262	9,235	2,034	11,313	10,736	508	54,774
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	8,147	17,008	29,600	11,644	2,186	34,065	34,069	1,195	137,914
Pass/Watch	358,578	316,015	318,416	131,647	143,677	491,406	471,962	71,006	2,302,707
Total Commercial	$366,725	333,023	348,016	143,291	145,863	525,471	506,031	72,201	2,440,621

Consumer (1)
Special mention	$—	—	—	—	—	97	178	—	275
Substandard	—	—	—	—	9	146	389	90	634
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	9	243	567	90	909
Pass/Watch	29,083	26,098	18,101	3,459	14,375	85,383	108,431	13,325	298,255
Total Consumer	$29,083	26,098	18,101	3,459	14,384	85,626	108,998	13,415	299,164

Total Loans
Special mention	$450	27,934	12,386	30,920	10,710	58,155	28,011	687	169,253
Substandard	4,421	—	20,262	9,235	2,043	23,114	11,559	598	71,232
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	11,882	27,934	32,648	40,155	12,753	81,269	39,570	1,285	247,496
Pass/Watch	1,494,680	1,882,079	1,583,262	1,141,808	950,472	2,787,656	677,268	118,177	10,635,402
Total Gross Loans	$1,506,562	1,910,013	1,615,910	1,181,963	963,225	2,868,925	716,838	119,462	10,882,898
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 5. Deposits
Deposits as of September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Savings	$1,671,209	1,175,683
Money market	3,356,291	2,325,364
NOW (1)	6,412,750	3,492,184
Non-interest bearing	3,779,439	2,203,341
Certificates of deposit (2)	3,156,496	1,095,942
Total deposits	$18,376,185	10,292,514
(1) The Bank's insured cash sweep product totaled $1.14 billion and $520.2 million as of September 30, 2024 and December 31, 2023, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $800.0 million and $218.5 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Bank's reciprocal Certificate of Deposit Account Registry Service product totaled $3.8 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively.
Within total deposits, brokered deposits totaled $207.0 million and $165.7 million as of September 30, 2024 and December 31, 2023, respectively.
Note 6. Borrowed Funds
Borrowed funds as of September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$108,045	72,161
FHLBNY line of credit	358,000	148,000
FHLBNY advances (1)	1,194,200	1,299,872
FRBNY BTFP Borrowing	550,000	450,000
Total borrowed funds	$2,210,245	1,970,033
(1) The balance at September 30, 2024 for FHLBNY advances does not include $4.3 million of purchase accounting adjustments resulting from the Lakeland acquisition.
Total long-term borrowings totaled $660.2 million and $534.8 million as of September 30, 2024 and December 31, 2023, respectively, while total short-term borrowings totaled $1.55 billion and $1.44 billion for the same periods.
As of September 30, 2024, FHLBNY advances were at fixed rates and mature between October 2024 and September 2027, and as of December 31, 2023, FHLBNY advances were at fixed rates with maturities between January 2024 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
In March 2023, the Company established a facility under the Bank Term Funding Program ("BTFP" or "Program") with the Federal Reserve Bank of New York ("FRBNY"). As of September 30, 2024, the Company had $550.0 million of advances under the Program. The Company elected to participate in the BTFP due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
Scheduled maturities of FHLBNY advances, FRBNY BTFP borrowings and lines of credit as of September 30, 2024 are as follows (in thousands):

2024
Due in one year or less	$1,441,965
Due after one year through two years	85,235
Due after two years through three years	575,000
Due after three years through four years	—
Thereafter	—
Total FHLBNY advances, FRBNY BTFP borrowings and overnight borrowings	$2,102,200
Scheduled maturities of securities sold under repurchase agreements as of September 30, 2024 are as follows (in thousands):

2024
Due in one year or less	$108,045
Thereafter	—
Total securities sold under repurchase agreements	$108,045
The following tables set forth certain information as to borrowed funds for the periods ended September 30, 2024 and December 31, 2023 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
September 30, 2024
Securities sold under repurchase agreements	$117,323	97,999	2.02%
FHLBNY overnight borrowings	567,000	118,522	5.60
FHLBNY advances	1,469,152	1,309,764	3.34
FRBNY BTFP Borrowing	550,000	546,277	4.78
December 31, 2023
Securities sold under repurchase agreements	$99,669	87,227	1.69%
FHLBNY overnight borrowings	500,000	262,289	5.29
FHLBNY advances	1,592,277	1,282,124	3.14
FRBNY BTFP Borrowing	450,000	4,932	4.83
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of September 30, 2024 and December 31, 2023, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLBNY advances, totaled $1.01 billion and $924.6 million, respectively. Additionally, as of September 30, 2024 and December 31, 2023, the par value of securities pledged to secure BTFP borrowings was $558.6 million and $589.1 million.
Interest expense on borrowings for the three and nine months ended September 30, 2024 amounted to $19.9 million and $57.9 million, respectively. Amortization related to purchase accounting on FHLBNY advances totaled $552,000 and $828,000 for the three and nine months ended September 30, 2024, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2023 amounted to $16.8 million and $38.3 million, respectively.
Note 7. Subordinated Debentures
On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-Month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity. Amortization expense on these costs for the three and nine months ended September 30, 2024 amounted to $185,000 and $284,000, respectively.

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

Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2024 and 2023 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	—	2	3	$—	—	8	9
Interest cost	288	302	135	150	866	906	405	450
Expected return on plan assets	(778)	(706)	—	—	(2,334)	(2,118)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	15	177	(529)	(532)	43	531	(1,589)	(1,598)
Net periodic (decrease) in benefit cost	$(475)	(227)	(392)	(379)	$(1,425)	(681)	(1,176)	(1,139)

In its consolidated financial statements for the year ended December 31, 2023, the Company previously disclosed that it does not expect to contribute to the pension plan in 2024. As of September 30, 2024, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2024 were calculated using the January 1, 2023 pension and other post-retirement benefits actuarial valuations.
Note 9. Contingencies
The Company is involved in various litigation and claims arising in the normal course of business.
On May 2, 2022, a purported class action complaint was filed against the Bank in the Superior Court of New Jersey, which alleges that the Bank wrongfully assessed overdraft fees related to debit card transactions. The complaint asserted claims for breach of contract and breach of the covenant of good faith and fair dealing as well as an alleged violation of the New Jersey Consumer Fraud Act. Plaintiff sought to represent a proposed class of all the Bank's checking account customers who were charged overdraft fees on transactions that were authorized into a positive available balance. The Bank denied each and every substantive allegation asserted in the civil action. The parties mediated the matter on May 28, 2024. The Bank admitted no wrongdoing and will receive a complete release of all claims asserted in the action. It agreed in principle to a settlement resolving the dispute to resolve the litigation and avoid further expense, contributing $1.85 million to a settlement fund. The Court granted final approval of the settlement on October 11, 2024.

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
For the three and nine months ended September 30, 2024, the Company recorded a $300,000 provision benefit and a $2.8 million provision charge for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2023, the Company recorded a $1.5 million and a $1.6 million provision charge for credit losses for off-balance sheet credit exposures, respectively. The $1.8 million decrease in the provision for the three months ended September 30, 2024 compared to the same period in 2023, was primarily related to an improvement in line of credit utilization. The $1.2 million increase in the provision for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily related to the establishment of an allowance for credit losses on commitments to extend credit acquired from Lakeland.
The allowance for credit losses for off-balance sheet credit exposures was $6.3 million as of September 30, 2024 and $3.4 million as of December 31, 2023, and are included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2024 and December 31, 2023.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2024 and December 31, 2023.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2024 or December 31, 2023.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$332,794	332,794	—	—
Government-agency obligations	145,558	—	145,558	—
Mortgage-backed securities	1,971,419	—	1,971,419	—
Asset-backed securities	48,985	—	48,985	—
State and municipal obligations	123,217	—	123,217	—
Corporate obligations	103,137	—	103,137	—
Total available for sale debt securities	2,725,110	332,794	2,392,316	—
Equity securities	20,044	20,044	—	—
Derivative assets	147,209	—	147,209	—
	$2,892,363	352,838	2,539,525	—

Derivative liabilities	$134,045	—	134,045	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$13,316	—	—	13,316
Foreclosed assets	9,801	—	—	9,801
	$23,117	—	—	23,117

	Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	—	—
Government-agency obligations	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	—	32,235	—
State and municipal obligations	56,584	—	56,584	—
Corporate obligations	34,308	—	34,308	—
Total available for sale debt securities	1,690,112	253,878	1,436,234	—
Equity Securities	1,270	1,270	—	—
Derivative assets	101,754	—	101,754	—
	$1,793,136	255,148	1,537,988	—

Derivative liabilities	$88,835	—	88,835	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,139	—	—	24,139
Foreclosed assets	11,651	—	—	11,651
	$35,790	—	—	35,790

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2024.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of September 30, 2024 and December 31, 2023, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows, net of cost to sell. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2024 and December 31, 2023. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of September 30, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$244,089	244,089	244,089	—	—
Available for sale debt securities:
U.S. Treasury obligations	$332,794	332,794	332,794	—	—
Government-agency obligations	145,558	145,558	—	145,558	—
Mortgage-backed securities	1,971,419	1,971,419	—	1,971,419	—
Asset-backed securities	48,985	48,985	—	48,985	—
State and municipal obligations	123,217	123,217	—	123,217	—
Corporate obligations	103,137	103,137	—	103,137	—
Total available for sale debt securities	$2,725,110	2,725,110	332,794	2,392,316	—
Held to maturity debt securities, net of allowance for credit losses:
U.S. Treasury obligations	$—	—	—	—	—
Government-agency obligations	9,999	9,652	—	9,652	—
State and municipal obligations	315,490	306,451	—	306,451	—
Corporate obligations	6,532	6,339	—	6,339	—
Total held to maturity debt securities, net of allowance for credit losses	$332,021	322,442	—	322,442	—
FHLBNY stock	96,219	96,219	96,219	—	—
Equity securities	20,044	20,044	20,044	—	—
Loans, net of allowance for credit losses	18,609,191	18,605,643	—	—	18,605,643
Derivative assets	147,209	147,209	—	147,209	—

Financial liabilities:
Deposits other than certificates of deposits	$15,219,689	15,219,689	15,219,689	—	—
Certificates of deposit	3,156,496	3,156,482	—	3,156,482	—
Total deposits	$18,376,185	18,376,171	15,219,689	3,156,482	—
Borrowings	2,214,512	—	—	—	—
Subordinated debentures	414,184	412,810	—	412,810	—
Derivative liabilities	134,045	134,045	—	134,045	—

		Fair Value Measurements as of December 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$180,255	180,255	180,255	—	—
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	253,878	—	—
Government-agency obligations	27,498	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	32,235	—	32,235	—
State and municipal obligations	56,584	56,584	—	56,584	—
Corporate obligations	34,308	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	1,690,112	253,878	1,436,234	—
Held to maturity debt securities:
US Treasury obligations	$5,146	5,147	5,147	—	—
Government-agency obligations	11,058	10,406	10,406	—	—
State and municipal obligations	339,789	330,360	—	330,360	—
Corporate obligations	7,087	6,688	—	6,688	—
Total held to maturity debt securities	$363,080	352,601	15,553	337,048	—
FHLBNY stock	79,217	79,217	79,217	—	—
Equity securities	1,270	1,270	1,270	—	—
Loans, net of allowance for credit losses	10,766,501	10,437,204	—	—	10,437,204
Derivative assets	101,754	101,754	—	101,754	—

Financial liabilities:
Deposits other than certificates of deposits	$9,196,572	9,196,572	9,196,572	—	—
Certificates of deposit	1,095,942	1,093,125	—	1,093,125	—
Total deposits	$10,292,514	10,289,697	9,196,572	1,093,125	—
Borrowings	1,970,033	1,960,174	—	1,960,174	—
Subordinated debentures	10,695	9,198	—	9,198	—
Derivative liabilities	88,835	88,835	—	88,835	—

Note 12. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$75,987	(22,865)	53,122	(42,784)	11,560	(31,224)
Reclassification adjustment for losses included in net income	—	—	—	—	—	—
Total	75,987	(22,865)	53,122	(42,784)	11,560	(31,224)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	(4,856)	1,461	(3,395)	3,223	(871)	2,352
Reclassification adjustment for (gains) included in net income	(3,504)	1,054	(2,450)	(4,700)	1,270	(3,430)
Total	(8,360)	2,515	(5,845)	(1,477)	399	(1,078)
Amortization related to post-retirement obligations	(518)	156	(362)	(355)	94	(261)
Total other comprehensive income (loss)	$67,109	(20,194)	46,915	(44,616)	12,053	(32,563)

	Nine months ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$79,141	(24,415)	54,726	(34,271)	9,185	(25,086)
Reclassification adjustment for losses included in net income	2,973	(917)	2,056	—	—	—
Total	82,114	(25,332)	56,782	(34,271)	9,185	(25,086)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	1,159	(349)	810	7,380	(1,995)	5,385
Reclassification adjustment for (gains) included in net income	(11,414)	3,434	(7,980)	(13,043)	3,524	(9,519)
Total	(10,255)	3,085	(7,170)	(5,663)	1,529	(4,134)
Amortization related to post-retirement obligations	(2,212)	666	(1,546)	(1,067)	276	(791)
Total other comprehensive income (loss)	$69,647	(21,581)	48,066	(41,001)	10,990	(30,011)

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended September 30,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of June 30,	$(150,829)	2,753	8,112	(139,964)	(180,476)	1,042	16,941	(162,493)
Current - period other comprehensive income (loss)	53,122	(362)	(5,845)	46,915	(31,224)	(261)	(1,078)	(32,563)
Balance as of September 30,	$(97,707)	2,391	2,267	(93,049)	(211,700)	781	15,863	(195,056)

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the nine months ended September 30,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31,	$(154,489)	3,937	9,437	(141,115)	(186,614)	1,572	19,997	(165,045)
Current - period other comprehensive income (loss)	56,782	(1,546)	(7,170)	48,066	(25,086)	(791)	(4,134)	(30,011)
Balance as of September 30,	$(97,707)	2,391	2,267	(93,049)	(211,700)	781	15,863	(195,056)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$—	—	Net loss on securities transactions
	—	—	Income tax expense
	$—	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(3,504)	(4,700)	Interest expense
	1,054	1,270	Income tax expense
	$(2,450)	(3,430)

Post-retirement obligations:
Amortization of actuarial gains	$(518)	(355)	Compensation and employee benefits (1)
	156	94	Income tax expense
	$(362)	(261)	Net of tax

Total reclassifications	$(2,812)	(3,691)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$2,973	—	Net loss on securities transactions
	(917)	—	Income tax expense
	$2,056	—	Net of tax

Cash flow hedges:
Realized net gains on derivatives	$(11,414)	(13,043)	Interest expense
	3,434	3,524	Income tax expense
	$(7,980)	(9,519)

Post-retirement obligations:
Amortization of actuarial gains	$(2,212)	(1,067)	Compensation and employee benefits (1)
	666	276	Income tax expense
	$(1,546)	(791)	Net of tax

Total reclassifications	$(7,470)	(10,310)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2024 and December 31, 2023, the Company had 498 and 154 loan related interest rate swaps with aggregate notional amounts of $7.16 billion and $2.30 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. For September 30, 2024 and December 31, 2023, the Company had 10 and 12 credit derivatives, respectively, with aggregate notional amounts of $100.6 million and $142.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of September 30, 2024, both the asset and liability positions of these fair value credit derivatives were insignificant, compared to $17,000 and $8,000, respectively, as of December 31, 2023.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $5.4 million will be reclassified as a reduction to interest expense. As of September 30, 2024, the Company had 7 outstanding interest rate derivatives with an aggregate notional amount of $175.0 million that were each designated as a cash flow hedge of interest rate risk, compared to 9 outstanding interest rate derivatives with an aggregate notional amount of $455.0 million, as of December 31, 2023.
The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should the Company be in default. The total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of September 30, 2024 and December 31, 2023 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,325,411	Other assets	$135,505	$2,325,411	Other liabilities	$135,649
Credit contracts	36,952	Other assets	54	63,599	Other liabilities	—
Total derivatives not designated as a hedging instrument			135,559			135,649

Derivatives designated as a hedging instrument:
Interest rate products	175,000	Other assets	6,483	125,000	Other liabilities	1,965
Total gross derivative amounts recognized on the balance sheet			142,042			137,614

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$142,042			$137,614

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties			117,070			—
Net derivatives not offset			$24,972			$137,614

	Fair Values of Derivative Instruments as of December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (2)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,152,200	Other assets	$89,261	$1,152,200	Other liabilities	$89,461
Credit contracts	46,359	Other assets	17	96,462	Other liabilities	8
Total derivatives not designated as a hedging instrument			89,278			89,469

Derivatives designated as a hedging instrument:
Interest rate products	330,000	Other assets	15,886	125,000	Other liabilities	1,365
Total gross derivative amounts recognized on the balance sheet			105,164			90,834

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,164			$90,834

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			$—
Cash collateral - institutional counterparties			101,328			—
Net derivatives not offset			$3,836			$90,834
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2024 and December 31, 2023.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2024 and 2023 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2024	September 30, 2023
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$115	192
Credit contracts	Other income	50	(8)
Total		$165	184

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(3,504)	(4,670)
Total		$(3,504)	(4,670)

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2024	September 30, 2023
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$232	244
Credit contracts	Other income	41	(12)
Total		$273	232

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(11,414)	(13,043)
Total		$(11,414)	(13,043)
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
As of September 30, 2024, the Company had five dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and nine months ended September 30, 2024, the out-of-scope revenue related to financial instruments was 92.3% and 91.3% of the Company's total revenue, compared to 89.1% and 88.1% for the three and nine months ended September 30, 2023, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,620	6,992	22,878	20,826
Insurance agency income	3,631	3,224	12,912	11,175
Banking service charges and other fees:
Service charges on deposit accounts	5,089	3,234	12,612	9,647
Debit card and ATM fees	1,510	745	3,371	2,210
Total banking service charges and other fees	6,599	3,979	15,983	11,857
Total in-scope non-interest income	17,850	14,195	51,773	43,858
Total out-of-scope non-interest income	9,005	5,125	18,164	17,003
Total non-interest income	$26,855	19,320	69,937	60,861
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
Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	Classification	September 30, 2024	December 31, 2023
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$65,487	56,907
Lease Liabilities:
Operating lease liabilities	Other liabilities	$68,479	60,039
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
As of September 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.4 years and 3.23%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2024	Three months ended September 30, 2023
Lease Costs
Operating lease cost	$3,141	2,633
Variable lease cost	778	778
Total lease cost	$3,919	3,411

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Lease Costs
Operating lease cost	$9,539	7,890
Variable lease cost	2,269	2,500
Total lease cost	$11,808	10,390

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating cash flows from operating leases	$9,341	7,346

During the nine months ended September 30, 2024, the Company added 39 new lease obligations related to the Lakeland merger. The Company recorded a $14.7 million right-of-use asset and lease liability for these lease obligations.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2024	$3,462
2025	13,404
2026	11,785
2027	10,220
2028	8,722
Thereafter	29,675
Total future minimum lease payments	77,268
Amounts representing interest	8,789
Present value of net future minimum lease payments	$68,479
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
Note 17. Subsequent Events
During October 2024, in response to an unsolicited inquiry, the Company's board of directors gave its approval to management to enter into formal negotiations with a potential buyer of approximately $170 million of loans from a sub-segment of the Company's commercial loan portfolio. While discussions are ongoing, if successful, management would expect to finalize the sale during the quarter ending on December 31, 2024. The impact of the transaction is not expected to have a material effect to the statement of income for that reporting period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. government, the effects of any turmoil or negative news in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, any failure to realize the anticipated benefits of the merger transaction when expected or at all; and the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected conditions, factors or events, potential adverse reactions or changes to business, employee, customer and/or counterparty relationships, including those resulting from the completion of the merger and integration of the companies; and the impact of a potential shutdown of the federal government.
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
Lakeland Bancorp, Inc. Merger
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.91 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $15.6 million and $36.7 million and for the three and nine months ended September 30, 2024, respectively.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision of $9.6 million and $75.9 million for the three and nine months ended September 30, 2024, and an overall coverage ratio of 102 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $2.5 million, leading to an overall coverage ratio of approximately 103 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2024, the portfolio and class segments for the Company’s loan portfolio were:
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
Material changes to these and other relevant factors create greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and nine months ended September 30, 2024, the provision for credit losses on loans totaled $9.6 million and $75.9 million, compared to an $12.5 million and a $27.4 million provision for credit losses for the three and nine months ended September 30, 2023, respectively. The increases in provision for both periods were primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million, recorded as part of the Lakeland merger.
COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
Total assets as of September 30, 2024 were $24.04 billion, a $9.83 billion increase from December 31, 2023. The increase in total assets was primarily due to the addition of Lakeland.
The Company’s loan portfolio totaled $18.79 billion as of September 30, 2024 and $10.87 billion as of December 31, 2023. The loan portfolio consisted of the following:

	September 30, 2024	December 31, 2023
Loans held for sale	$5,757	1,785

Mortgage loans:
Commercial	$7,342,456	4,512,411
Multi-family	3,226,918	1,812,500
Construction	873,509	653,246
Residential	2,032,671	1,164,956
Total mortgage loans	13,475,554	8,143,113
Commercial loans (1)	4,710,601	2,440,621
Consumer loans	623,709	299,164
Total gross loans	18,809,864	10,882,898
Premiums on purchased loans	1,362	1,474
Net deferred fees and unearned discounts	(16,617)	(12,456)
Total loans held for investment	$18,794,609	10,871,916
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
As part of the merger with Lakeland, we acquired $7.91 billion in loans, net of purchase accounting adjustments. Compared to the prior quarter, during the three months ended September 30, 2024, the loan portfolio had net increases of $93.4 million of commercial loans, $37.1 million of multi-family loans, $8.6 million of residential mortgage loans, and $4.7 million of commercial mortgage loans, partially offset by net decreases of $96.7 million of construction loans and $2.3 million of consumer loans. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 85.9% of the loan portfolio as of September 30, 2024, compared to 86.5% as of December 31, 2023.

The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Orange, Nassau and Queens Counties, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration are evaluated by management as part of its risk management program.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of September 30, 2024, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.44 billion, or 60.8% of total gross loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments, based on the collateral securing the loans, as of September 30, 2024 (in thousands):

	Amount	Percentage of Total
Multi-family (1)	$3,813,145	32.8%
Retail	2,583,075	22.2%
Industrial	2,205,813	19.0%
Office	929,521	8.0%
Mixed	880,001	7.6%
Special use property	632,567	5.5%
Residential	377,151	3.3%
Hotel	127,676	1.1%
Land	67,888	0.6%
Total CRE, multi-family and construction loans	$11,616,837	100.0%
(1) As of September 30, 2024, multi-family CRE loans on New York City properties totaled $226.6 million. This portfolio constitutes only 1.2% of total loans and has an average loan size of $2.6 million. Loans that are collateralized by rent stabilized apartments comprise less than 0.80% of the total loan portfolio and are all performing.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of September 30, 2024, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,071,477	60.9%
Pennsylvania	1,635,962	14.1%
New York	1,754,788	15.1%
Other states	1,154,610	9.9%
Total CRE, multi-family and construction loans	$11,616,837	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $585.7 million and $480.3 million, respectively, as of September 30, 2024, compared to $140.5 million and $54.9 million, respectively, as of December 31, 2023.
The Company had outstanding junior lien mortgages totaling $342.2 million as of September 30, 2024. Of this total, nine loans totaling $708,000 were 90 days or more delinquent.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Mortgage loans:
Residential	$5,211	853
Commercial	13,969	5,151
Multi-family	7,578	744
Construction	13,151	771
Total mortgage loans	39,909	7,519
Commercial loans	48,592	41,487
Consumer loans	1,433	633
Total non-performing loans	89,934	49,639
Foreclosed assets	9,801	11,651
Total non-performing assets	$99,735	61,290
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Mortgage loans:
Residential	$1,991	1,208
Commercial	641	—
Multi-family	—	1,635
Construction	—	—
Total mortgage loans	2,632	2,843
Commercial loans	1,240	198
Consumer loans	606	275
Total 60-89 day delinquent loans	$4,478	3,316
As of September 30, 2024, the Company’s allowance for credit losses related to the loan portfolio was 1.02% of total loans, compared to 0.99% and 1.01% as of December 31, 2023 and September 30, 2023, respectively. The Company recorded provisions for credit losses on loans of $9.6 million and $75.9 million for the three and nine months ended September 30, 2024, compared with provisions of $11.0 million and $27.4 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, the Company had net charge-offs of $6.8 million and $9.1 million, respectively, compared to net charge-offs of $5.5 million and $7.3 million, respectively, for the same periods in 2023. The allowance for credit losses increased $84.0 million to $191.2 million as of September 30, 2024 from $107.2 million as of December 31, 2023. The increase in provision for the three months ended September 30, 2024 was attributable to specific reserves required on individually analyzed loans, combined with some economic forecast deterioration, while the increase in provision for credit losses on loans for the nine months ended September 30, 2024 was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, partially offset by an improved economic forecast for the current nine-month period within our CECL model, compared to the same period last year.
Total non-performing loans were $89.9 million, or 0.47% of total loans as of September 30, 2024, compared to $49.6 million, or 0.46% of total loans as of December 31, 2023. The $40.3 million increase in non-performing loans, which was primarily attributable to the addition of Lakeland, consisted of a $12.4 million increase in non-performing construction loans, a $8.8 million increase in non-performing commercial mortgage loans, a $7.1 million increase in non-performing commercial loans, a $6.8 million increase in non-performing multi-family loans, a $4.4 million increase in non-performing residential mortgage loans and a $800,000 increase in non-performing consumer loans.
As of September 30, 2024 and December 31, 2023, the Company held foreclosed assets of $9.8 million and $11.7 million, respectively. During the nine months ended September 30, 2024, there were three properties sold with an aggregate carrying value of $532,000 and one write-down of a foreclosed commercial property of $1.3 million. Foreclosed assets as of September 30, 2024 consisted primarily of commercial real estate. Total non-performing assets as of September 30, 2024 increased $36.6 million to $97.9 million, or 0.41% of total assets, from $61.3 million, or 0.43% of total assets as of December 31, 2023.
Total investment securities were $3.17 billion as of September 30, 2024, a $1.04 billion increase from December 31, 2023. This increase was primarily due to the addition of Lakeland.
Total deposits increased $8.08 billion during the nine months ended September 30, 2024, to $18.38 billion, due primarily to the addition of Lakeland. Total savings and demand deposit accounts increased $6.02 billion to $15.22 billion as of September 30, 2024, while total time deposits increased $2.06 billion to $3.16 billion as of September 30, 2024. The increase in savings and demand deposits was largely attributable to a $2.92 billion increase in interest bearing demand deposits, a $1.58 billion increase in non-interest bearing demand deposits, a $1.03 billion increase in money market deposits and a $495.5 million increase in savings deposits. The increase in time deposits consisted of a $2.01 billion increase in retail time deposits and a $46.5 million increase in brokered time deposits.
Within total deposits, brokered deposits totaled $207.0 million and $165.7 million as of September 30, 2024 and December 31, 2023, respectively. Our total estimated uninsured and uncollateralized deposits as of September 30, 2024, were $4.52 billion.
Borrowed funds increased $244.5 million during the nine months ended September 30, 2024, to $2.21 billion. The increase in deposits and borrowings was largely due to the addition of Lakeland. Borrowed funds represented 9.2% of total assets as of September 30, 2024, a decrease from 13.9% as of December 31, 2023.
Stockholders’ equity increased $930.5 million during the nine months ended September 30, 2024, to $2.62 billion, primarily due to common stock issued for the purchase of Lakeland, net income earned for the period and an improvement in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the three and nine months ended September 30, 2024, common stock repurchases totaled 1,969 shares at an average cost of $16.36 per share and 88,821 shares at an average cost of $14.87 per share, respectively, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of September 30, 2024, approximately 1.0 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the nine months ended September 30, 2024 and 2023, loan repayments totaled $1.21 billion and $2.09 billion, respectively.

The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $2.51 billion and $2.24 billion, respectively, as of September 30, 2024. Our estimated uninsured and uncollateralized deposits as of September 30, 2024 totaled $4.52 billion, or 24.6% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of September 30, 2024, were $9.65 billion.
In March 2023, the Company established a facility under the BTFP with the FRBNY. As of September 30, 2024, the Company had $550.0 million of advances under the Program. The Company elected to participate in the BTFP program due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhances our ability to manage our interest rate risk position.
Total deposits increased $8.08 billion for the nine months ended September 30, 2024, due to the addition of Lakeland. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.00 billion as of September 30, 2024. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
As of September 30, 2024, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2024
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$940,427	4.00%	940,427	4.00%	2,279,622	9.70%
Common equity Tier 1 risk-based capital	891,544	4.50	1,386,846	7.00	2,279,622	11.51
Tier 1 risk-based capital	1,188,725	6.00	1,684,027	8.50	2,279,622	11.51
Total risk-based capital	1,584,967	8.00	2,080,269	10.50	2,469,257	12.46

Company:
Tier 1 leverage capital	$935,895	4.00%	935,895	4.00%	1,944,548	8.31%
Common equity Tier 1 risk-based capital	892,343	4.50	1,388,089	7.00	1,944,548	9.81
Tier 1 risk-based capital	1,189,790	6.00	1,685,536	8.50	1,944,548	9.81
Total risk-based capital	1,586,387	8.00	2,082,133	10.50	2,571,864	12.97

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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
General. The Company reported net income of $46.4 million, or $0.36 per basic and diluted share for the three months ended September 30, 2024, compared to a net loss of $11.5 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2024 and net income of $28.5 million, or $0.38 per basic and diluted share, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net income totaled $67.0 million, or $0.65 per basic and diluted share, compared to $101.1 million, or $1.35 per basic and diluted share, for the nine months ended September 30, 2023.
The Company’s earnings for the three and nine months ended September 30, 2024 reflected the impact of the May 16, 2024 merger with Lakeland Bancorp, Inc. (“Lakeland”), which added $10.91 billion to total assets, $7.91 billion to loans, and $8.62 billion to deposits, net of purchase accounting adjustments. The merger with Lakeland significantly impacted provisions for credit losses in the trailing quarter due to the initial CECL provisions recorded on acquired loans. The results of operations for the three and nine months ended September 30, 2024 also included other transaction costs related to the merger with Lakeland, totaling $15.6 million and $36.7 million, respectively, compared with transaction costs totaling $2.3 million and $5.3 million for the respective 2023 periods. Additionally, the Company realized a $2.8 million loss related to the sale of subordinated debt issued by Lakeland from the Provident investment portfolio, during the nine months ended September 30, 2024.
The following tables sets forth certain information for the three and nine months ended September 30, 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$179,313	$2,425	5.38%	74,183	884	4.73%
Federal funds sold and other short-term investments	—	—	—%	57	1	4.00%
Available for sale debt securities	2,644,262	24,884	3.72%	1,724,833	10,127	2.35%
Held to maturity debt securities, net (1)	342,217	2,136	2.50%	373,681	2,334	2.50%
Equity securities, at fair value	19,654	—	—%	1,068	—	—%
Federal Home Loan Bank stock	91,841	1,090	4.75%	91,273	1,759	7.71%
Net loans: (2)
Total mortgage loans	13,363,265	197,857	5.83%	7,881,193	104,540	5.21%
Total commercial loans	4,546,088	81,183	7.05%	2,289,267	33,806	5.81%
Total consumer loans	622,586	12,947	8.27%	300,383	4,746	6.27%
Total net loans	18,531,939	291,987	6.21%	10,470,843	143,092	5.37%
Total interest earning assets	$21,809,226	$322,522	5.84%	12,735,938	158,197	4.89%
Non-Interest Earning Assets:
Cash and due from banks	341,505			82,522
Other assets	2,097,307			1,158,150

Total assets	$24,248,038			13,976,610
Interest Bearing Liabilities:
Demand deposits	$9,942,053	$74,864	3.00%	5,741,052	35,290	2.44%
Savings deposits	1,711,502	1006	0.23%	1,240,951	592	0.19%
Time deposits	3,112,598	34,139	4.36%	1,052,793	9,041	3.41%
Total deposits	14,766,153	110,009	2.96%	8,034,796	44,923	2.22%
Borrowed funds	2,125,149	19,923	3.73%	1,780,655	16,765	3.74%
Subordinated debentures	413,267	8,889	8.56%	10,613	273	10.24%
Total interest bearing liabilities	$17,304,569	138,821	3.19%	9,826,064	61,961	2.50%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,741,160			2,230,199
Other non-interest bearing liabilities	541,839			265,427
Total non-interest bearing liabilities	4,282,999			2,495,626
Total liabilities	21,587,568			12,321,690
Stockholders' equity	2,660,470			1,654,920
Total liabilities and stockholders' equity	$24,248,038			13,976,610
Net interest income		$183,701			96,236
Net interest rate spread			2.65%			2.39%
Net interest-earning assets	$4,504,657			2,909,874
Net interest margin (3)			3.31%			2.96%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26x			1.30x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the nine months ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$39,280	$5,466	5.38%	69,696	2,676	5.13%
Federal funds sold and other short-term investments	—	—	—%	58	2	5.34%
Available for sale debt securities	2,189,671	52,553	3.19%	1,777,861	30,819	2.31%
Held to maturity debt securities, net (1)	350,529	6,761	2.57%	379,144	7,059	2.48%
Equity securities, at fair value	10,050	—	—%	1,022	—	—%
Federal Home Loan Bank stock	84,845	6,145	9.66%	77,634	3,929	6.75%
Net loans: (2)
Total mortgage loans	10,682,974	461,632	5.70%	7,740,591	299,830	5.12%
Total commercial loans	3,487,600	175,815	6.69%	2,225,725	93,915	5.60%
Total consumer loans	460,497	25,820	7.49%	302,706	13,419	5.93%
Total net loans	14,631,071	663,267	5.99%	10,269,022	407,164	5.25%
Total interest earning assets	$17,305,446	$734,192	5.61%	12,574,437	451,649	4.76%
Non-Interest Earning Assets:
Cash and due from banks	229,336			121,801
Other assets	1,663,331			1,152,113
Total assets	$19,198,113			13,848,351
Interest Bearing Liabilities:
Demand deposits	$7,931,251	$174,609	2.94%	5,710,855	85,822	2.01%
Savings deposits	1,444,135	2476	0.23%	1,315,157	1,582	0.16%
Time deposits	2,091,806	66,517	4.25%	961,010	21,476	2.99%
Total deposits	11,467,192	243,602	2.84%	7,987,022	108,880	1.82%
Borrowed funds	2,074,958	57,871	3.73%	1,556,619	38,329	3.29%
Subordinated debentures	215,745	13,842	8.57%	10,563	774	9.80%
Total interest bearing liabilities	$13,757,895	315,315	3.06%	9,554,204	147,983	2.07%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$2,896,453			2,382,144
Other non-interest bearing liabilities	379,909			266,910
Total non-interest bearing liabilities	3,276,362			2,649,054
Total liabilities	17,034,257			12,203,258
Stockholders' equity	2,163,856			1,645,093
Total liabilities and stockholders' equity	$19,198,113			13,848,351
Net interest income		$418,877			303,666
Net interest rate spread			2.55%			2.69%
Net interest-earning assets	$3,547,551			3,020,233
Net interest margin (3)			3.18%			3.19%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26x			1.32x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $87.5 million to $183.7 million for the three months ended September 30, 2024, from $96.2 million for same period in 2023. Net interest income increased $115.2 million to $418.9 million for the nine months ended September 30, 2024, from $303.7 million for same period in 2023. Net interest income for the three months ended September 30, 2024 was favorably impacted by a full quarter of combined operations with Lakeland and accretion of purchase accounting adjustments, compared to a 45 days impact in the prior quarter. Net interest income for the nine months ended September 30, 2024 was favorably impacted by the net assets acquired from Lakeland, combined with the favorable repricing of adjustable rate loans and the originations of higher-yielding loans, partially offset by the unfavorable repricing of both deposits and borrowings.
The net interest margin increased 35 basis points to 3.31% for the quarter ended September 30, 2024, compared to 2.96% for the quarter ended September 30, 2023. The weighted average yield on interest-earning assets increased 95 basis points to 5.84% for the quarter ended September 30, 2024, compared to 4.89% for the quarter ended September 30, 2023, while the weighted average cost of interest-bearing liabilities increased 69 basis points for the quarter ended September 30, 2024, to 3.19%, compared to 2.50% for the quarter ended September 30, 2023. The average cost of interest-bearing deposits for the quarter ended September 30, 2024, was 2.96%, compared to 2.22% for the same period last year. Average non-interest-bearing demand deposits totaled $3.74 billion for the quarter ended September 30, 2024, compared to $2.23 billion for the quarter ended September 30, 2023. The average cost of total deposits, including non-interest-bearing deposits, was 2.36% for the quarter ended September 30, 2024, compared with 1.74% for the quarter ended September 30, 2023. The average cost of borrowed funds for the quarter ended September 30, 2024, was 3.73%, compared to 3.74% for the same period last year.
For the nine months ended September 30, 2024, the net interest margin decreased one basis point to 3.18%, compared to 3.19% for the nine months ended September 30, 2023. The weighted average yield on interest-earning assets increased 85 basis points to 5.61% for the nine months ended September 30, 2024, compared to 4.76% for the nine months ended September 30, 2023, while the weighted average cost of interest-bearing liabilities increased 99 basis points to 3.06% for the nine months ended September 30, 2024, compared to 2.07% for the same period last year. The average cost of interest-bearing deposits increased 102 basis points to 2.84% for the nine months ended September 30, 2024, compared to 1.82% for the same period last year. Average non-interest-bearing demand deposits totaled $2.90 billion for the nine months ended September 30, 2024, compared with $2.38 billion for the nine months ended September 30, 2023. The average cost of total deposits, including non-interest-bearing deposits, was 2.27% for the nine months ended September 30, 2024, compared with 1.40% for the nine months ended September 30, 2023. The average cost of borrowings for the nine months ended September 30, 2024, was 3.73%, compared to 3.29% for the same period last year.
Interest income on loans secured by real estate increased $93.3 million to $197.9 million for the three months ended September 30, 2024, from $104.5 million for the three months ended September 30, 2023. Commercial loan interest income increased $47.4 million to $81.2 million for the three months ended September 30, 2024, from $33.8 million for the three months ended September 30, 2023. Consumer loan interest income increased $8.2 million to $12.9 million for the three months ended September 30, 2024, from $4.7 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the average balance of total loans increased $8.06 billion to $18.53 billion, compared to the same period in 2023. The average yield on total loans for the three months ended September 30, 2024, increased 84 basis points to 6.21%, from 5.37% for the same period in 2023.
Interest income on loans secured by real estate increased $161.8 million to $461.6 million for the nine months ended September 30, 2024, from $299.8 million for the nine months ended September 30, 2023. Commercial loan interest income increased $81.9 million to $175.8 million for the nine months ended September 30, 2024, from $93.9 million for the nine months ended September 30, 2023. Consumer loan interest income increased $12.4 million to $25.8 million for the nine months ended September 30, 2024, from $13.4 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the average balance of total loans increased $4.36 billion to $14.63 billion, compared with $10.27 billion for the same period in 2023. The average yield on total loans for the nine months ended September 30, 2024, increased 74 basis points to 5.99%, from 5.25% for the same period in 2023.
Interest income on held to maturity debt securities totaled $2.1 million for the three months ended September 30, 2024, compared to the same period last year. Average held to maturity debt securities decreased $31.5 million to $342.2 million for the three months ended September 30, 2024, from $373.7 million for the same period last year. Interest income on held to maturity debt securities decreased $298,000 to $6.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. Average held to maturity debt securities decreased $28.6 million to $350.5 million for the nine months ended September 30, 2024, from $379.1 million for the same period last year.

Interest income on available for sale debt securities increased $14.8 million to $24.9 million for the three months ended September 30, 2024, from $10.1 million for the three months ended September 30, 2023. The average balance of available for sale debt securities increased $919.4 million to $2.64 billion for the three months ended September 30, 2024, compared to the same period in 2023. Interest income on available for sale debt securities increased $21.7 million to $52.6 million for the nine months ended September 30, 2024, from $30.8 million for the same period last year. The average balance of available for sale debt securities increased $411.8 million to $2.19 billion for the nine months ended September 30, 2024.
Interest income on FHLBNY stock decreased $.7 million to $1.1 million for the three months ended September 30, 2024, from $1.76 million for the three months ended September 30, 2023. The average balance of FHLBNY stock increased $.6 million to $91.8 million for the three months ended September 30, 2024, compared to the same period in 2023. Interest income on FHLBNY stock increased $24.0 million to $58.7 million for the nine months ended September 30, 2024, from $34.7 million for the same period last year. The average balance of FHLBNY stock increased $7.2 million to $84.8 million for the nine months ended September 30, 2024.
The average yield on total securities increased to 3.69% for the three months ended September 30, 2024, compared with 2.67% for the same period in 2023. For the nine months ended September 30, 2024, the average yield on total securities increased to 3.33%, compared with 2.57% for the same period in 2023.
Interest expense on deposit accounts increased $65.1 million to $110.0 million for the three months ended September 30, 2024, compared with $44.9 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense on deposit accounts increased $134.7 million to $243.6 million, from $108.9 million for the same period last year. The average cost of interest-bearing deposits increased to 2.96% and 2.84% for the three and nine months ended September 30, 2024, respectively, from 2.22% and 1.82% for the three and nine months ended September 30, 2023, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended September 30, 2024, increased $4.67 billion to $11.65 billion. For the nine months ended September 30, 2024, average interest-bearing core deposits increased $2.35 billion, to $9.38 billion, from $7.03 billion for the same period in 2023. Average time deposit account balances increased $2.06 billion to $3.11 billion for the three months ended September 30, 2024, from $1.05 billion for the three months ended September 30, 2023. For the nine months ended September 30, 2024, average time deposit account balances increased $1130.8 million to $2.09 billion, from $961.0 million for the same period in 2023.
Interest expense on borrowed funds increased $3.2 million to $19.9 million for the three months ended September 30, 2024, from $16.8 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense on borrowed funds increased $19.5 million to $57.9 million, from $38.3 million for the nine months ended September 30, 2023. The average cost of borrowings decreased to 3.73% for the three months ended September 30, 2024, from 3.74% for the three months ended September 30, 2023. The average cost of borrowings increased to 3.73% for the nine months ended September 30, 2024, from 3.29% for the same period last year. Average borrowings increased $344.5 million to $2.13 billion for the three months ended September 30, 2024, from $1.78 billion for the three months ended September 30, 2023. For the nine months ended September 30, 2024, average borrowings increased $518.3 million to $2.07 billion, compared to $1.56 billion for the nine months ended September 30, 2023.
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
The Company recorded provisions for credit losses on loans of $9.6 million and $75.9 million for the three and nine months ended September 30, 2024, respectively, compared with provisions of $11.0 million and $27.4 million for the three and nine months ended September 30, 2023, respectively. The provision for credit losses on loans in the current quarter was primarily attributable to specific reserves required on individually analyzed loans, combined with some economic forecast deterioration, while the increased provision for credit losses on loans for the nine months ended September 30, 2024 was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, partially offset by an improved economic forecast for the current nine-month period within our CECL model, compared to the same period
Non-Interest Income. Non-interest income totaled $26.9 million for the quarter ended September 30, 2024, an increase of $7.5 million, compared to the same period in 2023. Fee income increased $3.7 million to $9.8 million for the three months ended

September 30, 2024, compared to the prior year quarter, primarily due to increases in deposit fee income, debit card related fee income and loan related fee income, resulting from the Lakeland merger. BOLI income increased $2.5 million to $4.3 million for the three months ended September 30, 2024, compared to the prior year quarter, primarily due to an increase in benefit claims recognized, combined with an increase in income related to the addition of Lakeland's BOLI. Wealth management fees increased $628,000 to $7.6 million for the three months ended September 30, 2024, compared to the quarter ended September 30, 2023, mainly due to an increase in the average market value of assets under management during the period, while insurance agency income increased $407,000 to $3.6 million for the three months ended September 30, 2024, compared to the quarter ended September 30, 2023, largely due to an increase in business activity. Additionally, other income increased $339,000 to $1.5 million for the three months ended September 30, 2024, compared to the quarter ended September 30, 2023, primarily due to increases in gains on the sale of SBA and mortgage loans.
For the nine months ended September 30, 2024, non-interest income totaled $69.9 million, an increase of $9.1 million compared to the same period in 2023. Fee income increased $6.1 million to $24.4 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in deposit fee income, debit and credit card related fee income and loan related fee income resulting from the Lakeland merger. BOLI income increased $4.6 million to $9.4 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in benefit claims recognized, combined with an increase in income related to the addition of Lakeland's BOLI, while wealth management income increased $2.1 million to $22.9 million for the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to an increase in the average market value of assets under management during the period. Additionally, insurance agency income increased $1.7 million to $12.9 million for the nine months ended September 30, 2024, compared to $11.2 million for the same period in 2023, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, net gains on securities transactions decreased $3.0 million for the nine months ended September 30, 2024, primarily due to a $2.8 million loss related to the sale from the Provident investment portfolio of subordinated debt issued by Lakeland prior to the merger. Other income decreased $2.4 million to $3.2 million for the nine months ended September 30, 2024, compared to $5.7 million for the same period in 2023, primarily due to a $2.0 million gain from the sale of a foreclosed commercial property recorded in the prior year, combined with a decrease in gains on sales of SBA loans.
Non-Interest Expense. For the three months ended September 30, 2024, non-interest expense totaled $136.0 million, an increase of $70.4 million, compared to the three months ended September 30, 2023. Compensation and benefits expense increased $27.8 million to $63.5 million for the three months ended September 30, 2024, compared to $35.7 million for the same period in 2023. The increase in compensation and benefits expense was primarily attributable to the addition of Lakeland. Additionally, merger-related expenses increased $13.3 million to $15.6 million for the three months ended September 30, 2024, compared to the same period in 2023. Amortization of intangibles increased $11.5 million to $12.2 million for the three months ended September 30, 2024, compared to $720,000 for the same period in 2023, largely due to core deposit intangible amortization related to Lakeland in the current quarter. Data processing expenses increased $5.2 million to $10.5 million for three months ended September 30, 2024, compared to $5.3 million for the same period in 2023, primarily due to additional software and hardware expenses needed for the addition of Lakeland. Net occupancy expense increased $4.7 million to $12.8 million for three months ended September 30, 2024, compared to $8.1 million for the same period in 2023, primarily due to an increase in depreciation and maintenance expenses due to the addition of Lakeland. Other operating expenses increased $5.0 million to $15.8 million for the three months ended September 30, 2024, compared to $10.7 million for the same period in 2023, primarily due to increases in professional service expenses, while FDIC insurance increased $2.6 million to $4.2 million for the three months ended September 30, 2024, primarily due to the addition of Lakeland.
Non-interest expense totaled $323.2 million for the nine months ended September 30, 2024, an increase of $123.7 million, compared to $199.5 million for the nine months ended September 30, 2023. Compensation and benefits expense increased $48.7 million to $158.4 million for the nine months ended September 30, 2024, compared to $109.7 million for the nine months ended September 30, 2023. The increase in compensation and benefits expense was primarily attributable to the addition of Lakeland. Merger-related expenses increased $31.3 million to $36.7 million for the nine months ended September 30, 2024, compared to $5.3 million for the nine months ended September 30, 2023. Amortization of intangibles increased $17.2 million to $19.4 million for the nine months ended September 30, 2024, compared to $2.2 million for the nine months ended September 30, 2023, largely due to core deposit intangible amortization related to Lakeland. Data processing expense increased $9.2 million to $25.7 million for the nine months ended September 30, 2024, compared to $16.5 million for the nine months ended September 30, 2023, primarily due to additional software and hardware expenses needed for the addition of Lakeland, while net occupancy expense increased $8.0 million to $32.5 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in depreciation and maintenance expense related to the addition of Lakeland. Other operating expenses increased $5.6 million to $37.4 million for the three months ended September 30, 2024, compared to $31.8 million for the same period in 2023, primarily due to increases in professional service expenses, while FDIC insurance increased $3.9 million to $9.6 million for the three months ended September 30, 2024, primarily due to the addition of Lakeland.
Income Tax Expense. For the three months ended September 30, 2024, the Company's income tax expense was $18.9 million with an effective tax rate of 28.9%, compared with an income tax expense of $8.8 million with an effective tax rate of 23.7% for the three months ended September 30, 2023. The increase in tax expense for the three months ended September 30, 2024, compared with the same period last year was largely due to an increase in taxable income in the quarter, as a result of the Lakeland merger and the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee in the prior quarter.
For the nine months ended September 30, 2024, the Company's income tax expense was $19.9 million with an effective tax rate of 22.9%, compared with $34.9 million with an effective tax rate of 25.7% for the nine months ended September 30, 2023. The decrease in tax expense for the nine months ended September 30, 2024 compared with the same period last year was largely due to a $5.8 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024, combined with a decrease in taxable income as a result of the initial CECL provision for credit losses on loans of $60.1 million recorded in accordance with GAAP requirements for accounting for business combinations and additional expenses from the Lakeland merger.

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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2024 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-300	$738,342	$592	0.1%
-200	736,138	(1,612)	(0.2)
-100	736,120	(1,630)	(0.2)
Static	737,750	—	—
+100	735,620	(2,130)	(0.3)
The interest rate risk position of the Company remains slightly asset-sensitive. As a result, the preceding table indicates that, as of September 30, 2024, in the event of a 100 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 0.3%, or $2.1 million. In the event of a 300 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would increase 0.1%, or $592,000 over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2024 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-300	$2,514,930	$(434,636)	(14.7)%	9.9%	(18.1)%
-200	2,710,016	(239,550)	(8.1)	10.8	(10.8)
-100	2,851,822	(97,744)	(3.3)	11.5	(4.8)
Static	2,949,566	—	—	12.1	—
+100	2,979,753	30,187	1.0	12.5	3.0
The preceding table indicates that as of September 30, 2024, in the event of an immediate and sustained 100 basis point increase in interest rates, the present value of equity is projected to increase 1.0%, or $30.2 million. If rates were to decrease 300 basis points, the present value of equity would decrease 14.7%, or $434.6 million.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2024 through July 31, 2024	226	$15.91	226	975,342
August 1, 2024 through August 31, 2024	1,078	16.72	1,078	974,264
September 1, 2024 through September 30, 2024	665	15.92	665	973,599
Total	1,969	16.36	1,969
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
(a) During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 7, 2024	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer