Form 10-K
period 2024-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2025-02-28
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    Yes  ☐    No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2025, there were 137,565,966 issued and 130,489,493 outstanding shares of the Registrant’s Common Stock. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2024, as quoted by the NYSE, was approximately $1.73 billion.

Auditor Name: KPMG LLP	Auditor Location: New York, New York	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2025 Annual Meeting of Stockholders of the Registrant (Part III).

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government, the effects of the recent turmoil in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, inflation or changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, any failure to realize the anticipated benefits of the merger transaction when expected or at all; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected conditions, factors or events, potential adverse reactions or changes to business, employee, customer and/or counterparty relationships, including those resulting from the completion of the merger and integration of the companies; major catastrophes such as earthquakes, floods or other natural or human disasters and infectious disease outbreaks and the related disruption to local, regional and global economic activity and financial markets, the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers, the impact of any military conflict, terrorist act or other geopolitical acts, and system failures or cyber-security breaches of our information technology infrastructure and those of our third-party service providers, and the impact of a potential shutdown of the federal government.
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

PART I

Item 1.    Business
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for Provident Bank (the “Bank”) on January 15, 2003, following the completion of the Bank's conversion to a New Jersey-chartered capital stock savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock, which amounted to $24.0 million in aggregate, to The Provident Bank Foundation, a charitable foundation established by the Bank. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003. Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "Federal Reserve").
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.59 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired initially totaled $190.9 million and was recorded as goodwill. ASC 805 provides for a period of time during which the acquirer may adjust provisional amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values, referred to as the "measurement period." Adjustments during the measurement period are not limited to just those relating to assets acquired and liabilities assumed but apply to all aspects of business combination accounting (e.g., the consideration transferred). Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASC 805, the Company recorded a measurement period adjustment and decreased goodwill by $10.5 million to $180.4 million, related to finalizing the valuation.
Capital Management. During 2024, the Company paid cash dividends totaling $101.0 million and repurchased 89,569 shares of its common stock at an average cost of $14.90 per share, which totaled $1.3 million, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of December 31, 2024, 3.1 million shares remained eligible for repurchase under the board-approved stock repurchase program. The Company and the Bank were “well capitalized” as of December 31, 2024 under current regulatory standards.
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
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices throughout New Jersey, Bucks, Lehigh and Northampton counties in Pennsylvania, as well as Orange, Queens and Nassau Counties in New York. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank invests in mortgage-backed securities and other permissible investments. The Bank also provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance brokerage services through its wholly owned subsidiary, Provident Protection Plus, Inc.
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
Asset Quality. As of December 31, 2024, non-performing assets were $81.5 million or 0.34% of total assets, compared to $61.3 million or 0.43% of total assets as of December 31, 2023. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $15.46 billion as of December 31, 2024, representing 83.0% of total deposits, compared with $9.20 billion, or 89.4% of total deposits as of December 31, 2023. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled it to generate significant non-interest income. In addition to traditional depository and lending fees, the Bank generates non-interest income from investment, insurance, wealth and asset management services it offers to generate non-interest income. Total non-interest income was $94.1 million for the year ended December 31, 2024, compared with $79.8 million for the year ended December 31, 2023, of which wealth management income, fee income and insurance agency income were $30.5 million, $34.1 million and $16.2 million, respectively, for the year ended December 31, 2024, compared with $27.7 million, $24.4 million and $13.9 million, respectively, for the year ended December 31, 2023.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings and brokered demand deposits. As of December 31, 2024, 57.73% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. As of December 31, 2024, the Bank’s held to maturity and available for sale securities portfolio totaled $3.21 billion and had an expected average life of 5.32 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, New Jersey, and each maintain administrative offices in Iselin, New Jersey. As of December 31, 2024, the Bank operated a network of 140 full-service banking offices throughout fourteen counties in New Jersey, as well as three counties in Pennsylvania and three counties in New York. The Bank maintains satellite loan production offices throughout New Jersey, as well as in Bethlehem, Philadelphia and Plymouth Meeting, Pennsylvania and Nassau and Orange County, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau, Orange and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.4 million, which was 79.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.4% of that state’s total population. The Bank's New York market area has a population of approximately 4.0 million, which was 20.6% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the preliminary unemployment rate in New Jersey was 4.6% as of December 31, 2024, a decrease from 4.8% as of December 31, 2023. The preliminary unemployment rate in Pennsylvania was 3.6% as of December 31, 2024, an increase from 3.4% as of December 31, 2023. The preliminary unemployment rate in New York was 4.4% as of December 31, 2024, a decrease from 4.6% as of December 31, 2023.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 4.71%, 0.64% and 0.20% share of bank deposits as of June 30, 2024, respectively, the latest date for which statistics are available.
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
Commercial loans are made to businesses of varying size and type within the Bank’s market. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On a limited basis, the Bank makes unsecured commercial loans. Most commercial lines of credit are made on a floating interest rate basis and most term loans are made on a fixed interest rate basis, usually with terms of five years or less. Provident also has an asset-based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers. Additionally, the Bank provides warehouse lines of credit used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold into the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others.
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
Loans Held for Investment Portfolio Composition. Set forth below is selected information concerning the composition of the loans held for investment portfolio by type (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for credit losses) at the dates indicated.

	As of December 31,
	2024		2023		2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial mortgage loans	$7,228,078	39.14%	$4,512,411	41.91%	$4,316,185	42.48%	$3,827,370	40.28%	$3,458,666	35.58%
Multi-family mortgage loans	3,382,933	18.32	1,812,500	16.83	1,513,818	14.90	1,364,397	14.36	1,484,515	15.27
Construction loans	823,503	4.46	653,246	6.07	715,494	7.04	683,166	7.19	541,939	5.57
Residential mortgage loans	2,010,637	10.89	1,164,956	10.82	1,177,698	11.59	1,202,638	12.66	1,294,702	13.32
Total mortgage loans	13,445,151	72.81	8,143,113	75.63	7,723,195	76.01	7,077,571	74.49	6,779,822	69.74
Commercial loans	4,608,600	24.96	2,442,406	22.69	2,233,670	21.98	2,188,866	23.04	2,567,470	26.41
Consumer loans	613,819	3.32	299,164	2.78	304,780	3.00	327,442	3.45	492,566	5.07
Total gross loans held for investment	18,667,570	101.09	10,884,683	101.10	10,261,645	100.99	9,593,879	100.98	9,839,858	101.22
Premiums on purchased loans	1,338	0.01	1,474	0.01	1,380	0.01	1,451	0.02	1,566	0.02
Net deferred fees	(9,538)	(0.06)	(12,456)	(0.12)	(14,142)	(0.14)	(13,706)	(0.15)	(18,534)	(0.20)
Total loans	18,659,370	101.04	10,873,701	100.99	10,248,883	100.86	9,581,624	100.85	9,822,890	101.04
Allowance for credit losses	(193,432)	(1.04)	(107,200)	(0.99)	(88,023)	(0.86)	(80,740)	(0.85)	(101,466)	(1.04)
Total loans, net	$18,465,938	100.00%	$10,766,501	100.00%	$10,160,860	100.00%	$9,500,884	100.00%	$9,721,424	100.00%
Loan Held for Investment Maturity Schedule. The table sets forth certain information as of December 31, 2024, regarding the maturities of loans in the loans held for investment portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Five Years	Five Through Fifteen Years	Greater than Fifteen Years	Purchase Accounting Adjustments ("PAA")	Total
	(In thousands)
Commercial mortgage loans	$722,115	$3,215,717	$3,166,647	$227,891	$(103,289)	$7,228,078
Multi-family mortgage loans	250,983	1,260,295	1,833,110	86,855	(104,292)	3,382,933
Construction loans	504,200	275,346	45,171	2,073	(48,310)	823,503
Residential mortgage loans	3,600	32,072	390,296	1,687,958	(3,287)	2,010,637
Total mortgage loans	1,480,898	4,783,430	5,435,224	2,004,777	(259,178)	13,445,151
Commercial loans	873,103	1,308,108	2,276,672	219,008	(68,291)	4,608,600
Consumer loans	4,788	43,809	194,044	387,882	(16,704)	613,819
Total gross loans	$2,358,789	$6,135,347	$7,905,940	$2,611,667	$(344,173)	$18,667,570

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2024 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(In thousands)
Commercial mortgage loans	$3,007,304	$3,498,659	$6,505,963
Multi-family mortgage loans	1,449,622	1,682,328	3,131,950
Construction loans	40,896	278,407	319,303
Residential mortgage loans	1,543,386	463,651	2,007,037
Total mortgage loans	6,041,208	5,923,045	11,964,253
Commercial loans	1,346,409	2,389,088	3,735,497
Consumer loans	271,911	337,120	609,031
Total loans	$7,659,528	$8,649,253	$16,308,781
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including industrial and retail properties and office buildings. Commercial real estate loans were 39.1% of the total loan portfolio as of December 31, 2024. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in New Jersey, New York and Pennsylvania.
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
The Bank’s largest commercial mortgage loan as of December 31, 2024 was a $42.2 million loan secured by a first leasehold mortgage lien on a retail property totaling 96 thousand square feet located in New York, New York. The property is 100% leased to four retail tenants, two of which are considered investment grade and occupy 61% of the leasable space. The LTV is 58% and is personally guaranteed by three very strong owners. The loan has a risk rating of “3” or of “average quality” and was performing in accordance with its terms and conditions as of December 31, 2024. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).

Multi-family Loans. The Bank underwrites loans secured by multi-family properties that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Multi-family loans were 18.3% of the total loan portfolio as of December 31, 2024. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2024 was a $56.2 million loan secured by a first mortgage lien on a five-story apartment building totaling 275 units plus parking and amenity space, located in Willow Grove, Pennsylvania. The project sponsor has over 35 years of investment and management experience in multi-family real estate in the Northeastern USA. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2024. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
The Bank’s commercial construction financing includes projects constructed for investment purposes (rental property), owner-occupied business properties and to a lesser extent, projects for sale (single family/condominiums). To mitigate the speculative nature of construction loans, the Bank may require significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; requires other covenants on residential for rental projects depending on whether the project is vertical or horizontal construction; and requires meaningful guarantees from financially strong sponsors. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. As of December 31, 2024, the Bank's construction and land development portfolio balance to total risk-based capital ratio was approximately 36%. Given the current economic environment, this ratio is being closely managed and has been reducing moderately over time. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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
The Bank also employs other means to mitigate the risk of the construction lending process. On commercial construction projects that the developer maintains for rent, the Bank typically holds back funds for tenant improvements until a lease is executed. For single family and condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit.
The Bank’s largest construction loan as of December 31, 2024 was a $45.0 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 334-unit, multi-family apartment complex in Linden, New Jersey. The loan had an outstanding balance of $2.5 million as of December 31, 2024. The total loan amount is $90.0 million, 50% of which is co-led with another bank. This loan closed in 2024 with construction completion expected in mid-2026 and lease-up through 2027. The project sponsor has over 35 years of multi-family development, investment and management experience in New Jersey and Pennsylvania and is located in New Jersey. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2024.
Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2024, $2.01 billion or 10.9% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 76.9% were fixed-rate and 23.1% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for managing exposure to interest rate risk. In 2024, residential real estate loans originated that were sold into the secondary market totaled $48.3 million.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- and moderate-income individuals. Loans originated in this category over the last five years have totaled $117.2 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $135.8 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 25.0% of the total loan portfolio as of December 31, 2024. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.
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
The Bank’s largest commercial loan commitment as of December 31, 2024 was a $67.5 million fully amortizing term loan to a large New Jersey-based specialty pharmaceutical company. The loan to this long-standing client, which was originated in late 2024, has a seven-year term and is secured by substantially all the assets of the company. This loan in conjunction with new subordinated debt and cash-on-hand was used to refinance higher cost 3rd party debt and is classified as a highly leveraged transaction (HLT) per Bank Policy. It is expected that this borrower will de-leverage rapidly over the next 2 years. The loan has a risk rating of “4” or of “acceptable quality”. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
The Bank also has a dedicated asset-based lending group (ABL Group) as part of the Lakeland merger which is staffed by highly experienced ABL lenders. The ABL Group had loan commitments totaling $175.4 million with loans outstanding of $125.6 million as of December 31, 2024. ABL is a specialized type of formula-based secured lending against the verified value of a company’s assets. The ABL Group primarily provides lines of credit against a discounted value of eligible accounts receivable and inventory and term loans against a discounted appraised value of fixed assets. Commercial mortgages against a company’s appraised owner-occupied real estate may also be provided in conjunction with the overall relationship. Thorough due diligence is conducted on the company and the assets being financed which typically includes a field examination of its books and records and working assets and 3rd party appraisals of its fixed assets and owner-occupied real estate when applicable. Loan monitoring is also enhanced and can be daily if necessary and includes detailed reporting on the company’s performance and lendable assets, periodic field examinations and appraisals when applicable. The loans and underlying collateral are also continuously tracked using a specialized asset-based lending loan and collateral system to ensure that the loan remains within its lendable collateral value.
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 3.3% of the total loan portfolio as of December 31, 2024. Home equity loans and home equity lines of credit constituted 74.2% of the consumer loan portfolio and secured personal lines of credit originated through Beacon Trust Company constitute 0.1% of the consumer loan portfolio as of December 31, 2024. The remaining 25.7% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational and marine vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years, with the maximum loan amount being $1.0 million, which is dependent on lien position and credit score. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on a home equity (first-lien) basis. As of December 31, 2024, first-lien home equity loans outstanding totaled $175.8 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $1.0 million, dependent on lien position and credit score. The approved home equity lines and utilization amounts as of December 31, 2024 were $965.4 million and $317.2 million, respectively, representing a utilization rate of 32.9%.
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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Originations:
Commercial mortgage	$338,604	$544,244	$1,100,698
Multi-family mortgage	251,125	302,629	148,979
Construction	428,867	436,818	536,414
Residential mortgage	158,819	88,165	128,417
Commercial	3,489,736	1,846,323	1,922,693
Consumer	149,714	112,418	106,883
Subtotal of loans originated	4,816,865	3,330,597	3,944,084
Loans purchased	—	9,263	6,971
Total loans originated and purchased	$4,816,865	$3,339,860	$3,951,055

Loans acquired at fair value in acquisition	7,907,820	—	—

Loans sold	60,658	23,867	44,006

Repayments:
Commercial mortgage	612,492	470,957	591,904
Multi-family mortgage	274,010	106,196	120,549
Construction	328,916	235,811	370,721
Residential mortgage	146,609	111,070	159,292
Commercial	3,352,385	1,638,201	1,866,390
Consumer	163,224	117,914	128,981
Total repayments	$4,877,636	$2,680,149	$3,237,837
Total reductions	4,938,294	2,704,016	3,281,843
Other items, net(1)	161,731	(11,026)	(1,953)
Net increase (decrease)	$7,948,122	$624,818	$667,259

(1)    Other items include loans transferred to held for sale, accretion of purchase accounting marks, charge-offs, deferred fees and expenses, discounts and premiums.
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
The largest individual lending authority is $20.0 million for commercial business loans and $30.0 million for commercial real estate loans, which is only available to the Chief Lending Officer and the Chief Credit Officer. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of ten senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer (Chair), the Senior Credit Officer, the Director of Credit Risk Management and the Director of Commercial Underwriting.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations, exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Chief Credit Officer, Credit Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within their approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Risk Committee of the board of directors on a quarterly basis, or more frequently if necessary.
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
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2024, the regulatory lending limit was $369.2 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to 80% of regulatory lending limit for commercial real estate loans and 50% of regulatory lending limit for commercial and industrial loans. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
As of December 31, 2024, the Bank’s largest group exposure with an individual borrower and its related entities was $206.1 million. This group exposure consisted of three multi-family commercial real estate loans totaling $107.0 million, secured by three properties in New Jersey and Pennsylvania, three industrial construction loans totaling $71.7 million, secured by three properties in Pennsylvania and Delaware, an office secured commercial real estate loan totaling $3.8 million located in Pennsylvania, two industrial secured commercial real estate loans totaling $3.0 million located in Pennsylvania, an unsecured line of credit totaling $10.4 million, swap exposure totaling $7.9 million on two multi-family loans, letter of credit exposure totaling $2.1 million, and ACH exposure totaling $0.2 million. The loans have an average risk rating of “4 – Acceptable Quality”. The borrower, headquartered in New Jersey, is an experienced Northeast focused real estate owner and developer primarily of multi-family and industrial properties. As of December 31, 2024, all loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2024, the Bank had $3.31 billion or 17.7% in loans outstanding to its 50 largest borrowers and their related entities.
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

Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the board of directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2024, impaired loans totaled $55.4 million with related specific reserves of $7.5 million.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors are evaluated at least annually. Management completed its most recent development and evaluation of its quantitative loss factors in the fourth quarter of 2024. Qualitative adjustments give consideration to factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2024, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. As of December 31, 2024, $293.2 million of loans were classified as “substandard,” which consisted of $180.0 million in commercial loans, $107.3 million in commercial mortgage, construction and multi-family mortgage loans, $4.5 million in residential loans and $1.4 million in consumer loans. Within the substandard classification, $97.4 million were purchased credit deteriorated ("PCD") loans. As of December 31, 2024, $208.9 million of loans were designated “special mention.” Within the special mention classification, $62.1 million were PCD loans.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	As of December 31, 2024				As of December 31, 2023				As of December 31, 2022
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Commercial mortgage loans	4	$3,954	10	$8,714	—	$—	5	$4,707	2	$412	5	$4,068
Multi-family mortgage loans	—	—	5	6,455	1	1,635	1	744	—	—	—	—
Construction loans	—	—	2	13,246	—	—	1	771	1	1,097	2	1,878
Residential mortgage loans	17	5,049	17	3,134	8	1,208	7	853	9	1,114	14	1,928
Total mortgage loans	21	9,003	34	31,549	9	2,843	14	7,075	12	2,623	21	7,874
Commercial loans	9	2,377	49	14,515	3	198	12	18,698	5	1,014	19	7,057
Consumer loans	15	856	16	1,376	5	275	9	632	4	147	9	653
Total loans	45	$12,236	99	$47,440	17	$3,316	35	$26,405	21	$3,784	49	$15,584
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	As of December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Non-accruing loans:
Commercial mortgage loans	$20,883	$5,151	$28,212	$16,887	$31,982
Multi-family mortgage loans	7,498	744	1,565	439	—
Construction loans	13,246	771	1,878	2,365	1,392
Residential mortgage loans	4,535	853	1,928	6,072	9,315
Commercial loans	24,243	41,487	24,188	20,582	42,118
Consumer loans	1,656	633	738	1,682	2,283
Total non-accruing loans	72,061	49,639	58,509	48,027	87,090
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	72,061	49,639	58,509	48,027	87,090
Foreclosed assets	9,473	11,651	2,124	8,731	4,475
Total non-performing assets	$81,534	$61,290	$60,633	$56,758	$91,565
Total non-performing assets as a percentage of total assets	0.34%	0.43%	0.44%	0.41%	0.71%
Total non-performing loans to total loans	0.39%	0.46%	0.57%	0.50%	0.89%
Non-performing (i.e., non-accruing) commercial mortgage loans increased $15.7 million to $20.9 million as of December 31, 2024, from $5.2 million as of December 31, 2023. Non-performing commercial mortgage loans consisted of 17 loans as of December 31, 2024. Of these 17 loans, nine loans totaling $5.9 million were PCD loans. The largest non-performing commercial mortgage loan was a $7.3 million loan secured by a first mortgage on a retail shopping center located in Atlantic City, New Jersey.
Non-performing commercial loans decreased $17.2 million, to $24.2 million as of December 31, 2024, from $41.5 million as of December 31, 2023. Non-performing commercial loans as of December 31, 2024 consisted of 65 loans, of which 16 loans were under 90 days past-due. Of these non-performing commercial loans, 37 were PCD loans totaling $4.9 million. The largest non-performing commercial loan relationship consisted of three loans with aggregate outstanding balances of $4.1 million as of December 31, 2024. These loans are secured by all business assets.
Non-performing construction loans increased $12.5 million to $13.2 million as of December 31, 2024, from $771,000 as of December 31, 2023. Non-performing construction loans as of December 31, 2024 consisted of two loans, of which one was a PCD loan. There were two non-performing construction loans in 2023. The largest non-performing construction loan was a $12.3 million loan residential development project in Jackson, New Jersey secured by a first mortgage on the land and completed and to-be completed housing units.
Non-performing multi-family mortgage loans consisted of six loans totaling $7.5 million as of December 31, 2024, compared to one non-performing multi-family mortgage loan totaling $744,000 as of December 31, 2023. Of these six loans, four loans totaling $2.1 million were PCD loans. The largest non-performing multi-family mortgage loan was a $3.7 million loan secured by a first mortgage on residential condominium units in Brooklyn, New York.
As of December 31, 2024, the Company held $9.5 million of foreclosed assets, compared with $11.7 million as of December 31, 2023. Foreclosed assets as of December 31, 2024 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2024, there were four properties sold with an aggregate carrying value of $861,000 and one write-down of a foreclosed commercial property of $1.3 million. Foreclosed assets at December 31, 2024 consisted primarily of commercial real estate.
Non-performing assets totaled $81.5 million, or 0.34% of total assets as of December 31, 2024, compared to $61.3 million, or 0.43% of total assets as of December 31, 2023. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.8 million during the year ended December 31, 2024. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2024 was not material.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision of $83.6 million for the year ended December 31, 2024, and an overall coverage ratio of 104 basis points. Of the $83.6 million provision for the year, $60.1 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $16.0 million, leading to an overall coverage ratio of approximately 112 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2024, the portfolio and class segments for the Company’s loan portfolio were:
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
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. See Note 5 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.

Analysis of the Allowance for Credit Losses on Loans. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$107,200	$88,023	$80,740	$101,466	$55,525
Adjustments as a result of adopted ASUs (1)	—	(594)	—	—	7,920
Charge offs:
Commercial mortgage loans	801	1,700	5,471	3,234	2,647
Multi-family mortgage loans	—	—	66	34	—
Construction loans	—	—	—	—	—
Residential mortgage loans	7	24	21	74	69
Commercial loans	16,535	8,363	633	1,597	4,763
Consumer loans	480	334	357	517	434
Total	17,823	10,421	6,548	5,456	7,913
Recoveries:
Commercial mortgage loans	69	412	198	378	177
Multi-family mortgage loans	—	—	—	4	—
Construction loans	—	—	—	20	110
Residential mortgage loans	17	134	386	457	109
Commercial loans	2,621	1,309	4,193	7,169	1,776
Consumer loans	556	437	654	1,002	465
Total	3,263	2,292	5,431	9,030	2,637
Net charge-offs (recoveries)	14,560	8,129	1,117	(3,574)	5,276
Provision charge (benefit) to operations (2)	83,604	27,900	8,400	(24,300)	29,711
Initial allowance related to PCD loans	17,188	—	—	—	13,586
Balance at end of period	$193,432	$107,200	$88,023	$80,740	$101,466
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.09%	0.08%	0.01%	(0.04)%	0.06%
Allowance for credit losses to total loans	1.04%	0.99%	0.86%	0.84%	1.03%
Allowance for credit losses to non-performing loans	268.43%	215.96%	150.44%	168.11%	116.51%
(1) On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with the CECL methodology. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses. Additionally, in 2020, for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with Accounting Standards Codification (“ASC”) 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecasts inclusive of the impact of the COVID-19 pandemic and related fiscal and regulatory interventions. A $13.6 million allowance for credit losses was recorded on PCD loans.
On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the Financial Accounting Standards Board ("FASB") as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. As a result, the Company recorded a $594,000 reduction to the allowance for credit losses.
(2) An initial CECL provision for credit losses on loans of $60.1 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations.

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

	As of December 31,
	2024		2023		2022		2021		2020
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial mortgage loans	$83,011	38.72%	$53,147	41.46%	$39,848	42.06%	$34,912	39.89%	$42,014	35.15%
Multi-family mortgage loans	24,710	18.12	12,669	16.65	10,208	14.75	9,339	14.22	15,262	15.09
Construction loans	18,502	4.41	1,192	6.00	2,368	6.97	2,633	7.12	3,890	5.51
Residential mortgage loans	18,371	10.77	6,396	10.70	5,794	11.48	5,221	12.54	7,142	13.16
Commercial loans	43,645	24.69	31,476	22.44	27,414	21.77	26,343	22.82	27,083	26.08
Consumer loans	5,203	3.29	2,320	2.75	2,391	2.97	2,292	3.41	6,075	5.01
Total	$193,432	100.00%	$107,200	100.00%	$88,023	100.00%	$80,740	100.00%	$101,466	100.00%
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

On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2024 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
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
As of December 31, 2024, the Bank held $88.0 million in privately issued securities in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	As of December 31,
	2024		2023		2022
	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
FHLB-sponsored obligations	$2,399	$2,307	$2,399	$2,225	$2,398	$2,127
FHLMC-sponsored obligations	3,600	3,499	3,600	3,367	3,600	3,224
FNMA-sponsored obligations	1,000	979	2,060	2,003	1,000	906
FFCB-sponsored obligations	3,000	2,923	2,999	2,811	2,999	2,707
State and municipal obligations	311,106	297,662	339,816	330,360	366,164	353,417
Corporate obligations	6,518	6,351	7,091	6,688	11,789	11,087
Total held-to-maturity debt securities	$327,623	$313,721	$363,111	$352,601	$387,950	$373,468
Available for Sale Debt Securities:
U.S Treasury obligations	$348,621	$330,598	$276,618	$253,878	$275,620	$245,816
Mortgage-backed securities	2,243,725	2,062,159	1,462,159	1,285,609	1,636,913	1,427,138
Agency guaranteed obligations	46,447	47,620	26,310	27,498	—	—
Asset-backed securities	47,203	47,563	31,809	32,235	37,707	37,621
State and municipal obligations	126,765	116,916	64,454	56,584	67,706	56,864
Corporate obligations	103,417	104,445	40,448	34,308	40,541	36,109
Total available for sale debt securities	$2,975,695	$2,768,915	$1,901,798	$1,690,112	$2,058,487	$1,803,548
Equity securities	$19,110	$19,110	$1,270	$1,270	$1,147	$1,147

Average expected life of securities(1)	5.32 years		5.48 years		5.82 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) As of December 31, 2024 and 2023, excludes allowance for credit losses on held to maturity debt securities of $14,000 and $31,000, respectively.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2024. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	As of December 31, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Agency-sponsored obligations	$6,600	0.68%	$3,399	0.68%	$—	—%	$—	—%	$9,999	0.68%
Corporate obligations	4,348	1.29	2,170	0.93	—	—	—	—	6,518	1.17
State and municipal obligations	33,913	2.90	162,989	2.81	96,148	2.63	18,056	1.48	311,106	2.69
Total held to maturity debt securities(2)	$44,861	2.42%	$168,558	2.74%	$96,148	2.63%	$18,068	1.48%	$327,623	2.60%
Available for Sale Debt Securities:
Asset-backed securities	$75,143	3.77%	$255,455	1.70%	$—	—%	$—	—%	$330,598	2.17%
State and municipal obligations	6,559	3.94	9,023	3.62	36283	3.51	65,051	3.33	116,916	3.44
Mortgage-backed securities	39,347	4.11	99,529	3.00	124,242	2.18	1,799,041	3.89	2,062,159	3.75
Agency guaranteed obligations	59,614	5.34	898	7.15	22,296	7.34	24426	5.06	107,234	5.71
Corporate obligations	—	—	25,734	6.84	78,711	8.30	—	—	104,445	7.94
Total available for sale debt securities(3)	$180,663	4.37%	$390,639	2.42%	$262,526	4.65%	$1,935,087	3.92%	$2,768,915	3.81%

(1)    Yields are not tax equivalent.
(2)     As of December 31, 2024, excludes $14,000 allowance for credit losses on held to maturity debt securities.
(3)    Totals exclude $19.1 million equity securities, at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 83.0% of total deposits as of December 31, 2024 and 89.4% of total deposits as of December 31, 2023. As of December 31, 2024 and 2023, time deposits maturing in less than one year amounted to $3.05 billion and $1.02 billion, respectively. Our estimated uninsured and uncollateralized deposits at December 31, 2024 totaled $4.42 billion, or 23.7% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2024 was $9.87 billion. Within time deposits, $637.2 million or 20.1% was uninsured as of December 31, 2024.
The following table indicates the amount of certificates of deposit as of December 31, 2024 by time remaining to maturity.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $250,000 or more	$297,702	$265,052	$209,746	$16,842	$789,342
Certificates of deposit less than $250,000	922,596	745,062	605,697	105,458	2,378,813
Total certificates of deposit	$1,220,298	$1,010,114	$815,443	$122,300	$3,168,155

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2024						As of December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2024	2023	2022
	(In thousands)
Rate:
0.00 to 0.99%	$318,514	$25,236	$8,348	$3,975	$6,188	$—	$362,261	$331,999	$327,655
1.00 to 2.00%	18,288	10,334	1,563	1,052	244	3	31,484	24,908	73,932
2.01 to 3.00%	21,424	325	280	149	—	—	22,178	12,462	145,254
3.01 to 4.00%	140,329	44,982	1,121	—	—	—	186,432	117,632	94,524
4.01 to 5.00%	2,547,304	18,261	235	—	—	—	2,565,800	608,941	110,071
Total	$3,045,859	$99,138	$11,547	$5,176	$6,432	$3	$3,168,155	$1,095,942	$751,436

Borrowed Funds. As of December 31, 2024, the Bank had $2.02 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,518,497	$1,592,277	$753,370
FHLBNY line of credit	567,000	500,000	486,000
Securities sold under agreements to repurchase	117,323	99,669	125,506
FED BTFP Borrowing	550,000	450,000	—
Average Balance:
FHLBNY advances	$1,290,836	$1,282,124	$503,713
FHLBNY line of credit	115,902	262,289	139,012
Securities sold under agreements to repurchase	102,043	87,227	113,550
FED BTFP Borrowing	472,077	4,932	—
Weighted Average Interest Rate:
FHLBNY advances	3.41%	3.18%	0.85%
FHLBNY line of credit	5.45	5.34	3.32
Securities sold under agreements to repurchase	2.03	1.69	0.38
FED BTFP Borrowing	4.78	4.83	N/A
The following table sets forth certain information as to borrowings, excluding purchase accounting adjustments, at the dates indicated.

	As of December 31,
	2024	2023	2022
	(Dollars in thousands)
FHLBNY advances	$1,518,497	$1,299,836	$753,228
FHLBNY line of credit	385,000	148,000	486,000
Securities sold under repurchase agreements	113,224	72,161	98,000
FED BTFP Borrowing	—	450,000	—
Purchase accounting adjustment on borrowed funds	3,714	36	142
Total borrowed funds	$2,020,435	$1,970,033	$1,337,370
Weighted average interest rate of FHLBNY advances	4.28%	3.07%	2.24%
Weighted average interest rate of FHLBNY line of credit	4.67%	5.61%	4.61%
Weighted average interest rate of securities sold under agreements to repurchase	2.11%	2.01%	0.59%
Weighted average interest rate of FED BTFP Borrowing	N/A	4.83%	N/A
Subordinated Debentures. On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The Notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity. Amortization expense on these costs for the year ended December 31, 2024 amounted to $490,000, respectively.
On May 16, 2024, the Company assumed Lakeland’s obligations with respect to $150.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due September 15, 2031. The Notes bear interest at a rate of 2.875% until September

15, 2026, and will then reset quarterly to the then-current Benchmark rate, which is expected to be the three-month term SOFR plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company.
1st Constitution Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established on June 15, 2006, issued $18.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, 1st Constitution Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Lakeland Bancorp Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in June 2003, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Lakeland Bancorp Capital Trust IV, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in May 2007, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust IV is not included in our consolidated financial statements. On August 3, 2015, Lakeland acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures. The debt is included in Tier 2 capital for the Company.
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Subordinated debentures as of December 31, 2024 and 2023 totaled $401.6 million and $10.7 million, respectively.
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
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on total assets under management. For the year ended December 31, 2024, asset management fees constituted 82.4% of total wealth management income.
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
1st Constitution Capital Trust II is a Delaware statutory business trust and a non-consolidated subsidiary of the Company.
Lakeland Bancorp Capital Trust II is a Delaware statutory business trust and a non-consolidated subsidiary of the Company.
Lakeland Bancorp Capital Trust IV is a Delaware statutory business trust and a non-consolidated subsidiary of the Company.
The Bank has the following active subsidiaries formed to manage and sell real estate acquired through foreclosure:
•Bergen Avenue Realty, LLC, a New Jersey limited liability company;
•Bergen Avenue Realty II, LLC, a New Jersey limited liability company;
•Bergen Avenue Realty PA, LLC, a Pennsylvania limited liability company; and
•490 Boulevard Realty Corp, a New Jersey corporation.
Human Capital Resources
As of December 31, 2024, the Company had 1,753 full-time and 48 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
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
We believe that employees should share in the financial success of the Company. One way we accomplish this is through Company support of retirement preparation. All employees are eligible for a cash 401(k) profit-sharing contribution, while employees hired prior to December 31, 2023 were eligible to participate in the Employee Stock Ownership Plan, which enables employees to accumulate PFS, Inc. shares. The profit-sharing and ESOP contributions are 100% funded by the Company. In addition, to further assist employees with retirement planning, in 2025, we increased our 401(k) plan company match to 50% on the first 8% of eligible compensation deferred from 25% on the first 6% for 2024..
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
Our Company is committed to fostering an inspiring working environment that is free from harassment or discrimination of any kind. We are proud of our diverse workforce, including women holding 64% of managerial positions. We promote programs such as Provident Women, which provides opportunities for networking events and volunteer opportunities. We support our military veterans and their families through Provident Salutes, and programs such as Bring Home a Hero. To develop the next generation of financial talent in our communities, we sponsor a summer intern program for over 30 students in our region.
Overall, the Company is committed to creating a working environment that promotes a positive employee experience, professional development and recognition for living by our guiding principles. The Company believes its working relationship with its employees is good.
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
The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter and by the FDIC as its deposit insurer and primary federal prudential regulator. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establish a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund ("DIF") and depositors. This framework also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement authority, including the ability to set policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.
As of December 31, 2024, the Bank had consolidated assets of $24.05 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer laws and regulations. Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds); and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards are also now applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs.
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
A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of such investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and related regulations. See “Federal Banking Regulation” below.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. As of December 31, 2024, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Banking Regulation
Capital Requirements. Federal regulations require federally insured depository institutions ("IDIs") to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.
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
In August 2020, the federal banking agencies issued a final rule providing banking institutions that had adopted the CECL accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. Further information regarding the impact of CECL can be found in Note 3 "Held to Maturity Debt Securities", Note 5 "Loans Receivable and Allowance for Credit Losses", and Note 16 "Allowance for Credit Losses on Off-Balance Sheet Credit Exposures".
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, as of December 31, 2024:

	As of December 31, 2024
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$2,265,907	9.72%	4.00%	4.00%
Common equity Tier 1 risk-based capital	2,265,907	11.42	4.50	7.00
Tier 1 risk-based capital	2,265,907	11.42	6.00	8.50
Total risk-based capital	2,458,799	12.40	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2024, the Bank was considered “well capitalized” under FDIC guidelines.
Stress Testing. As part of the regulatory relief provided by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“Economic Growth Act”), the asset threshold requiring IDIs to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies with under $100 billion in assets were no longer subject to stress testing requirements. The amendments also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. As part of its risk management processes, the Bank routinely stress tests the

Bank’s capital under a variety of economic stress scenarios and manages its capital position accordingly. As a result of these amendments, the Bank and the Company currently are not subject to company-run stress testing requirements.
The Volcker Rule. A provision of the Dodd-Frank Act prohibits IDIs and their holding companies from engaging in proprietary trading except in limited circumstances, and it prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Volcker Rule and its implementing regulations prohibit banking entities from: (1) engaging in short-term proprietary trading for their own accounts; and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” Banking entities also are required to establish internal compliance programs that are consistent with the extent to which an entity engages in activities covered by the Volcker Rule.
The Volcker Rule was revised in 2019 to simplify and streamline compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the amended regulations, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities), have heightened compliance obligations.
In addition, with respect to the Volcker Rule's prohibition on banking entities' investing in or sponsoring “covered funds,” the current framework excludes several funds from the definition of the “covered fund,” allows IDIs to invest in certain foreign public funds and exempts the activities of qualifying foreign excluded funds from the Volcker Rule’s prohibitions. Although we have benefited from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we remain subject to the modified rules and requirements related to covered funds.
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
Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency ("FHFA"). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLBNY, the Bank is required to purchase and hold shares of capital stock in the FHLBNY in an amount as required by that FHLBNY’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2024, dividends paid by the FHLBNY to the Bank totaled $8.3 million.
Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured by the DIF up to a maximum of $250,000 for each separately insured depositor per account ownership category.
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
Under the final rule, the assessment base for an IDI is equal to the IDI’s estimated uninsured deposits as of December 31, 2023, adjusted to exclude the first $5 billion in uninsured deposits. In March 2024, the FDIC issued an update to the special assessment estimate, increasing the estimated loss assessment by approximately 25%. As a result of this update, the Bank accrued an additional $195,000 for the special assessment for the year ended December 31, 2024. The FDIC has been collecting the special assessment at an annual rate of 13.4 basis points since the first quarterly assessment period of 2024, and the FDIC is anticipated to collect the special assessment for eight quarterly assessment periods. The FDIC may end the collection early, extend the special assessment period beyond the anticipated eight-quarter collection period or impose a one-time final shortfall special assessment. Any significant increases in insurance premiums could have an adverse effect on the Company’s operating expenses and results of operations.
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
Brokered Deposits. The Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed in greater detail below, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC’s regulatory framework for brokered deposits. Notable aspects of the 2020 rule included: (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of “deposit broker”; (2) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a “deposit broker” because their primary purpose is not the placement of funds with depository institutions (the “primary purpose exception”); (3) the establishment of a more transparent application process for entities that seek the “primary purpose exception,” but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI is not considered a “deposit broker.” The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. Further, as mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks can be exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits (which are defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).
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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, a transaction between a bank and an affiliate, including covered transactions, the sale of assets and the furnishing of services by a bank to an affiliate must be on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving a non-affiliate.
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
Community Reinvestment Act ("CRA") and Fair Lending Laws. All FDIC insured institutions have a responsibility under the CRA and its implementing regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers.  In connection with its examination of a state-chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA.  Among other things, the current CRA regulations in effect rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process in effect focuses on three tests:
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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers.  The Bank received a “Satisfactory” CRA rating in its last completed federal examination, dated June 21, 2021.

On October 24, 2023, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be considered a "large bank." The agencies will evaluate large banks under four performance tests: the Retail Lending Test; the Retail Services and Products Test; the Community Development Financing Test; and the Community Development Services Test. Under the regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction against the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of the borrower’s characteristics as specified in those statutes.  An institution’s failure to comply with the Equal Credit Opportunity Act and/or the Fair Housing Act could result in enforcement actions by the FDIC, or the CFPB, as well as other federal or state regulatory agencies and the Department of Justice.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, such as us, having at least $1 billion in total assets (including the Company and the Bank), to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In 2016, the federal regulatory agencies approved a proposed joint rulemaking to implement this provision of the Dodd-Frank Act, and in May 2024, several federal banking agencies reproposed the incentive compensation regulation, although not all agencies required by Dodd-Frank to participate in the rulemaking signed on to the proposal in 2024.
In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws and to disclose their clawback policies and their actions under those policies. The Company has adopted a clawback policy in conformance with this requirement.
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
•it has a common equity Tier 1 capital ratio of 6.5% or greater;
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
•it has a common equity Tier 1 capital ratio of 4.5% or greater;
•it has a Tier 1 risk-based capital ratio of 6% or greater; and
•it has a total risk-based capital ratio of 8% or greater.
An institution will be treated as “undercapitalized” if:
•it has a leverage ratio of less than 4%;
•it has a common equity Tier 1 capital ratio of less than 4.5%;
•it has a Tier 1 risk-based capital ratio of less than 6%; or
•it has a total risk-based capital ratio of less than 8%.
An institution will be treated as “significantly undercapitalized” if:
•it has a leverage ratio of less than 3%;
•it has a common equity Tier 1 capital ratio of less than 3%;
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
Consumer Financial Protection. The Dodd-Frank Act established the CFPB to be responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB that the Bank must comply with include the Equal Credit Opportunity Act, the Truth in Lending Act ("TILA"), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
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
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. Because the Bank has exceeded $10 billion in assets, it is subject to the supervisory and enforcement authority of the CFPB related to federal consumer financial laws and regulations.

The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection regulations issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a stringent consumer compliance environment and is incurring additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations. The CFPB, other financial regulatory agencies, as well as the Department of Justice have recently pursued a number of enforcement actions against depository institutions with respect to compliance with consumer protection and fair lending laws.
Anti-Money Laundering. The Bank must comply with the anti-money laundering and countering the financing of terrorism (“AML/CFT”) provisions of the Bank Secrecy Act (“BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the FDIC and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened AML/CFT requirements.
The bank regulatory agencies have increased the regulatory scrutiny of the AML/CFT programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions' efforts to combat money laundering when these institutions seek to engage in a merger transaction. The Bank has adopted policies and procedures which are in compliance with these requirements.
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
Loans to Bank Insiders. A bank’s loans to its and its affiliates’ executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (each, an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act, applied to state nonmember banks by the Federal Deposit Insurance Act, and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event may be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000, or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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
As of December 31, 2024, the Bank had aggregate loans and loan commitments of $98.8 million to its directors, or to its immediate family members and related interests. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
As of December 31, 2024, the Bank had aggregate loans and loan commitments totaling $3.5 million to its executive officers or their related entities. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
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
Income on Interchange Fees. The Bank, together with its affiliates, exceeded $10 billion in assets in 2020 and became subject to the interchange fee cap mandated by the Dodd-Frank Act in July 2021. As such, the fees the Bank may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Bank had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (together with those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to Federal Reserve Board regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve Board.
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
On January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities. Under the new presidential administration the federal banking agencies are expected to take a different approach that allows banks to engage in more activities related to digital assets. Currently the extent of any expansion in this sector and its potential impact is difficult to determine.
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2024.

	As of December 31, 2024
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$1,984,052	8.50%	4.00%	4.00%
Common equity Tier 1 risk-based capital	1,984,052	9.98	4.50	7.00
Tier 1 risk-based capital	1,984,052	9.98	6.00	8.50
Total risk-based capital	2,614,625	13.15	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2024, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Bank holding companies that qualify and opt to become financial holding companies may engage in activities that are financial in nature or incident to activities which are financial in nature. Financial holding companies may engage in a broader array of activities including insurance and investment banking.
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
The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023. Based on its analysis of the provisions, the Company does not expect the provisions of the Inflation Reduction Act to have a material impact on its consolidated financial statements.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings as of December 31, 2024 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. As of December 31, 2024, the Bank had an unrecognized tax liability of $14.0 million with respect to this item.
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
State Taxation
New Jersey State Taxation. The Company and the Bank filed a combined New Jersey Corporation Business Tax return. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are subject to the corporation business tax at 9% of apportioned taxable income. As a result of legislation that New Jersey enacted on June 28, 2024, the Company and the Bank are subject to an additional temporary surtax ("Corporate Transit Fee") for corporate taxpayers that have New Jersey allocated taxable net income over $10 million, effective for tax years 2024 through 2028.
Pennsylvania State Taxation. The Bank is subject to Pennsylvania Mutual Thrift Institutions Tax. Mutual thrift institutions tax is imposed at the rate of 11.5% on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2024 is 30.0% of a recomputed New York State franchise tax, calculated using a 7.25% tax rate on allocated and apportioned net income.
Connecticut Taxation. The Company and its affiliates will be subject to Connecticut Corporate income tax based upon allocable and apportionable net income taxed at a rate of 7.5%, as a result of the Lakeland acquisition.
Item 1A.    Risk Factors.
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock. The Company's risk factors are categorized as follows:
•Risks Related to the Recent Merger with Lakeland
•Risks Related to the Economy, Financial Markets, and Interest Rates
•Risks Related to Regulatory, Compliance, Environmental and Legal Matters
•Risks Related to the Business Environment and Operations.
•Risks Related to Technology and Security
•Risks Related to Our Common Stock
Risks Related to the Recent Merger with Lakeland
The ongoing integration of Lakeland with the Company may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.

The Company completed its acquisition of Lakeland on May 16, 2024. To realize the anticipated benefits and cost savings from the merger, the Company must successfully integrate and combine the Company’s and Lakeland’s businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the Company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. The Company’s integration efforts may also divert management attention and resources.
In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses, including costs related to requirements of regulatory agencies. An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon the business, financial condition and results of operations of the Company.
The regulatory approvals received for the merger of the Company and Lakeland include conditions and commitments that could in the future have adverse effects on the Company.
The approvals received by the Company and the Bank from the bank regulatory authorities to consummate the merger with Lakeland were subject to certain regulatory conditions which continue to apply following the closing of the merger. The regulatory conditions include, but are not limited to: for three years following consummation of the merger, the Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and the Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that the Bank submitted to the FDIC. The failure to continue to comply with the regulatory conditions could result in supervisory and enforcement actions against the Company and the Bank, including the issuance of a cease and desist order or the imposition of civil money penalties, and could constrain the Company’s business operations, which could materially and adversely affect our business, financial condition, results of operations and prospects.

As a result of the merger, the Bank has become subject to additional requirements imposed by the DOJ.
On September 29, 2022, the U.S. District Court for the District of New Jersey approved a consent order entered into by Lakeland Bank with the DOJ to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Newark, New Jersey-Pennsylvania Metro Division, as constituted in 2015 (the “DOJ Consent Order”). The DOJ Consent Order required Lakeland Bank to, among other things, invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic census tracts in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years toward community development partnership contributions in the Newark Lending Area, and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. The DOJ Consent Order also required Lakeland Bank to establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in the Newark Lending Area. In addition, Lakeland Bank was required to continue to maintain its full-time Community Development Officer position to oversee these efforts throughout the term of the consent order.
As required by the terms of the DOJ Consent Order, the Bank, as the resulting institution in the bank merger, assumed all obligations of Lakeland Bank under the DOJ Consent Order. Although the Bank is committed to full compliance with the DOJ Consent Order, achieving such compliance has required and will require significant management attention from the Bank and has caused and may continue to cause the Bank to incur significant costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect the Bank’s business or financial performance and may require the Bank to reallocate resources away from existing businesses or to undertake significant changes to its business, operations, products and services and risk management practices. In addition, although the DOJ Consent Order resolved all claims by the DOJ against Lakeland Bank, the Company and the Bank could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order as well as relating to any failure or delay to comply with one or more of the terms of the DOJ Consent Order.
The combined company's human capital may be affected by inability to retain personnel successfully.
The success of the merger will depend in part on the combined company’s ability to manage its human capital and retain the talent and dedication of key employees. It is possible that these employees may decide not to remain with the Company going forward. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the Company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s human capital and business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the Company’s business to suffer. The Company also may not be able to locate or retain suitable replacements for any key employees who leave.
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
As the Federal Reserve has maintained higher interest rates, our interest-bearing liabilities may continue to be subject to repricing or maturing more quickly than our interest-earning assets. Persistent elevated short-term rates continue to require us to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of high rates continue to be compounded as deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. We are unable to predict whether current rates will persist or if the Federal Reserve will cut interest rates going forward. Should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets, and particularly our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. As of December 31, 2024, our available for sale debt securities portfolio totaled $2.77 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on our stockholders’ equity.
Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also heighten or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could increase operating costs for the Company and reduce profitability, reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the Company’s investment securities and other interest-earning assets.
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our overall profitability, including our wealth management fee income and our access to capital and liquidity.
A general economic slowdown could affect our core banking business. As of December 31, 2024, various economic indicators suggested that real gross domestic product had expanded throughout 2024. The unemployment rate had increased, on net, but remained low relative to historic levels. Consumer price inflation, as measured by the 12-month change in the price index for personal consumption expenditures, had moved lower compared to its peak level in 2023. Despite improved projections, unforeseen adverse changes in the economy and a possible recession could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.
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
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2024, our portfolio of commercial real estate loans, including multi-family loans, totaled $10.61 billion, or 57.5% of total loans, our commercial and industrial loans totaled $4.61 billion, or 25.0% of portfolio loans, and our construction loans totaled $823.5 million, or 4.5% of total loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy, such as vacancy rates and changes in rental rates. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, declining rents, tenant defaults, or changes in government regulation. As of December 31, 2024, our CRE office portfolio totaled $884.1 million dollars, with approximately 13% being loans in New York. In our CRE multi-family portfolio,loans that are collateralized by rent stabilized apartments comprise less than 0.80% of the total loan portfolio and are all performing. In the case of commercial and industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be volatile, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans may pose higher risk than the levels expected at origination, as projects may stall, interest reserves may be inadequate, absorption may be slower than projected or sales prices or rents may be lower than forecasted. In addition, many of our borrowers have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose the Company to significantly greater risk of loss.
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
The Company's total assets were $24.05 billion as of December 31, 2024. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
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
Changes resulting from updated regulations and laws could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.
Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in FRB and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance does not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by multi-family buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. Our level of CRE Loans equaled 460.2% of total risk-based capital as of December 31, 2024, while our CRE Loan portfolio has increased by 72.2% during the preceding 36 months, primarily as a result of the addition of Lakeland. Based on the size of our CRE Loan portfolio as a percentage of capital, regulatory oversight of our management of this CRE concentration is elevated.
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

As of December 31, 2024, our consolidated balance sheet included goodwill of $624.1 million and other intangible assets of $195.2 million. Our business acquisitions, including our acquisition of Lakeland, typically result in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in the identification of a decline in the fair value of our goodwill or other intangible assets, which may be less than the carrying value. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
Climate change and related governmental action may materially affect the Company’s business and results of operations.

The effects of climate change continue to create a level of concern for the state of the global environment. State legislatures and federal and state regulatory agencies have proposed, and may propose in the future, initiatives, legislation, and regulations to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict specifically how climate change may impact the financial condition and operations of the Company; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing certain loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. The effects of changing strategies, policies, and investments as the global community transitions to a lower-carbon economy will impose additional operational and compliance burdens, and may result in market trends that alter business opportunities. Compliance with any additional disclosure rules will require additional resources. Overall, climate change, its effects, and the resulting unknown impact could have a material adverse impact on our financial condition and results of operations.
Risks Related to Business Environment, Operations and Strategy.
We have incurred, and may incur in the future, significant costs related to acquisitions by merger and subsequent integration activities.
We have incurred and expect to incur certain non-recurring costs associated with mergers. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs, and other related costs.

We may incur substantial costs in connection with the integration of acquired companies. There are many processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that may be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in us taking charges against earnings, the amount and timing of which are uncertain at present.

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
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, disrupt business operations and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale geopolitical, political or social matters, including terrorist acts, and cyber-attacks from both private and state actors. The emergence of widespread health emergencies or pandemics, similar to the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by any current or anticipated impact of military conflict, including continuing war between Russia and Ukraine, conflicts and military tension in the Middle East, Africa, and Asia, terrorism, cyber-attacks from nation states and non-state actors on financial institutions or other geopolitical events.
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
While we have adopted policies, procedures and systems aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC, along with other banking agencies, has the authority to impose fines and other penalties and sanctions on us, including restricting our ability to grow through acquisition. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
Our funding sources may prove insufficient or costly to support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funding for our lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. Accordingly, as a part of our liquidity management, we must use several funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which may include Federal Home Loan Bank of New York and Federal Reserve Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

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
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
Federal regulatory agencies have the authority to change the Company’s and Bank’s capital requirements and new accounting rules could have a negative impact on our regulatory capital ratios. Accordingly, we may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs. We may also need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders. Our ability to raise additional capital, if needed, or at attractive prices, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.
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
Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, including artificial intelligence, the use of technologies to conduct financial transactions, and coordinated efforts by nation-states to use cyber-attacks to obtain information or disrupt financial institutions in rival states. Financial institutions have been subject to, and are likely to continue to be the target of, cyber-attacks and supply chain attacks which could materially disrupt network access or business operations or create regulatory compliance risks.
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
We have taken measures to implement data backups of our systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to third-parties with whom we interact.  In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. If these third-parties were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third-parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. If any of our third-party service providers experience a breach or cyber-attack of their information systems, it could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
Risks Related to Our Common Stock
Anti-takeover provisions could negatively impact our shareholders.
Certain provisions in the Company's Certificate of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Delaware law, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders.
There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock.
The Company is generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of offerings or because of sales of shares of our common stock made after offerings or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
The Company relies on dividends from our subsidiaries for most of our revenue.
The Company is a bank holding company and our operations are conducted by our subsidiaries from which we receive dividends. The ability of our subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of the Bank to pay cash dividends to the Company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to state member banks in the Federal Reserve System. If the Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock.

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

We maintain a Corporate Incident Response Plan (“CIRP”) that provides a documented set of protocols for responding to actual or potential cybersecurity incidents, including timely detection and analysis, containment and elimination, and recovery and improvement following an incident. The CIRP provides for notification of appropriate information breach or cybersecurity incidents and escalation to the Company's appointed Incident Management Team, which would be composed of an Incident Response Lead and team members from information technology, information security, enterprise risk management, corporate security, compliance, and legal teams, among others. The Incident Management Team would leverage the expertise of team members to work together to respond to the incident and take appropriate measures. The Senior Risk Committee would oversee the team and receive quarterly reporting on the incident and any relevant updates. The CIRP is coordinated through Incident Management Teams that involve the Bank’s Incident Management Lead, Chief Digital & Innovation Officer, Chief Information Security Officer, and other key departments. The CIRP facilitates coordination across multiple parts of our organization and is evaluated by the Chief Risk Officer and legal department at least annually.

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

Item 2. Properties
Property
As of December 31, 2024, the Bank conducted business through 140 full-service branch offices located throughout New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Orange, Nassau and Queens counties in New York. Additionally, the Bank maintains satellite loan production offices throughout New Jersey, as well as in Bethlehem, Philadelphia and Plymouth Meeting, Pennsylvania and Nassau and Orange County, New York. The aggregate net book value of premises and equipment was $119.6 million as of December 31, 2024.
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
As a result of a pending claim, a $1.4 million charge was recorded in the fourth quarter of 2024 for estimated contingent litigation reserves, which increased our total contingent litigation reserves to $2.0 million as of December 31, 2024.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS.” Trading in the Company’s common stock commenced on January 16, 2003.
As of February 3, 2025, there were 137,565,966 shares of the Company’s common stock issued and 130,489,493 shares outstanding, and approximately 6,178 stockholders of record.
On January 28, 2025, the board of directors declared a quarterly cash dividend of $0.24 per common share which was paid on February 28, 2025, to stockholders of record as of the close of business on February 14, 2025. The Company’s board of directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, including those that affect the payment of dividends by the Bank to the Company; and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2019 through December 31, 2024, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the S&P U.S. SmallCap Banks Index over such period. This Index, produced by S&P Global, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2019.

Total Return Performance
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Provident Financial Services, Inc.
Russell 2000
S&P U.S. SmallCap

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Provident Financial Services, Inc.	100.00	77.47	108.82	100.08	89.28	98.86
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2024 under the stock repurchase plan approved by the Company’s board of directors:
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchased 748 shares of its common stock at a cost of $14,000 during the fourth quarter of 2024 under the stock repurchase program approved by the Company’s board of directors. The Company repurchased 89,569 shares of its common stock at a cost of $1.3 million in 2024. As of December 31, 2024, 3.1 million shares were eligible for repurchase under the board approved stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1) (2)
October 1, 2024 through October 31, 2024	644	$17.83	644	3,072,955
November 1, 2024 through November 30, 2024	104	21.40	104	3,072,851
December 1, 2024 through December 31, 2024	—	—	—	3,072,851
Total	748	$18.33	748
(1) On December 28, 2020, the Company’s board of directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.
(2) On April 25, 2024, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2024 Equity Plan. The new plan authorized the issuance of up to 2,100,000 shares of Company common stock to be issued as stock awards.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating full-service branches and loan production offices throughout New Jersey, as well as in Bethlehem, Philadelphia and Plymouth Meeting, Pennsylvania and Nassau and Orange County, New York. The Bank also provides fiduciary and wealth management services through its wholly owned subsidiary, Beacon Trust Company and insurance services through its wholly owned subsidiary, Provident Protection Plus, Inc.
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
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction, and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. As of December 31, 2024, these commercial loan types accounted for 85.9% of the loan portfolio and retail loans accounted for 14.1%. The Company intends to continue to focus on commercial mortgage, multi-family, construction, and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Savings and demand deposit accounts are generally a stable, relatively inexpensive source of funds. As of December 31, 2024, savings and demand deposits were 83.0% of total deposits.

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
Acquisitions
Lakeland Bancorp
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.59 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and 9 legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the allowance for credit losses on loans and the acquisition method of accounting as critical accounting policies.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision of $83.6 million for the year ended December 31, 2024, and an overall coverage ratio of 104 basis points. Of the $83.6 million provision for the year, $60.1 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $16.0 million, leading to an overall coverage ratio of approximately 112 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2024, the portfolio and class segments for the Company’s loan portfolio were:
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
Material changes to these and other relevant factors create greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2024, the increase in provision was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million, recorded as part of the Lakeland merger.
Acquisition Method of Accounting
The acquisition method of accounting requires that acquired assets and liabilities in a business combination be recorded at their fair values as of the acquisition date. This method often involves estimates, all of which are inherently subjective. ASC 805 provides for a period of time during which the acquirer may adjust provisional amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values, referred to as the "measurement period." Adjustments during the measurement period are not limited to just those relating to assets acquired and liabilities assumed but apply to all aspects of business combination accounting (e.g., the consideration transferred). Measurement-period adjustments are calculated as if they were known at the acquisition date but are recognized in the reporting period in which they are determined. For further information, see Note 2 on business combinations.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2024, 2023 and 2022. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$36,932	$7,062	5.23%	$65,991	$3,421	5.18%	$102,505	$809	0.79%
Federal funds sold and short-term investments	—	—	—	255	12	4.55	84,969	1,208	1.42
Held to maturity debt securities, net	344,903	8,885	2.58	375,436	9,362	2.49	407,236	9,894	2.43
Available for sale debt securities	2,323,158	77,617	3.32	1,745,105	40,678	2.33	1,975,641	34,612	1.75
Equity securities, at fair value	12,367	—	—	1,020	—	—	999	—	—
Federal Home Loan Bank NY stock	85,358	8,278	9.70	81,797	6,112	7.47	42,658	2,008	4.71
Net loans(2)	15,600,431	944,296	6.05	10,367,620	556,235	5.37	9,798,822	417,650	4.26
Total interest-earning assets	18,403,149	1,046,138	5.68	12,637,224	615,820	4.87	12,412,830	466,181	3.76
Non-interest earning assets	1,978,999			1,278,243			1,230,019
Total assets	$20,382,148			$13,915,467			$13,642,849
Interest-bearing liabilities:
Savings deposits	$1,502,852	$3,443	0.23%	$1,282,062	$2,184	0.17%	$1,492,046	$1,276	0.09%
Demand deposits	8,480,380	245,874	2.90	5,747,671	125,471	2.18	6,076,653	32,047	0.53
Time deposits	2,367,144	100,206	4.23	994,901	31,804	3.20	690,140	5,381	0.78
Borrowed funds	1,983,674	73,523	3.71	1,636,572	55,856	3.41	756,275	9,310	1.23
Subordinated debentures	262,275	22,478	8.57	10,588	1,051	9.92	10,381	615	5.92
Total interest-bearing liabilities	14,596,325	445,524	3.05	9,671,794	216,366	2.24	9,025,495	48,629	0.54
Non-interest bearing liabilities:
Non-interest bearing deposits	3,120,571			2,328,557			2,749,562
Other non-interest bearing liabilities	385,727			270,587			249,702
Total non-interest bearing liabilities	3,506,298			2,599,144			2,999,264
Total liabilities	18,102,623			12,270,938			12,024,759
Stockholders’ equity	2,279,525			1,644,529			1,618,090
Total liabilities and equity	$20,382,148			$13,915,467			$13,642,849
Net interest income		$600,614			$399,454			$417,552
Net interest rate spread			2.63%			2.63%			3.22%
Net interest earning assets	$3,806,824			$2,965,430			$3,387,335
Net interest margin(3)			3.26%			3.16%			3.37%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26x			1.31x			1.38x

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

	Years Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(9,867)	$13,497	$3,630	$(8,646)	$10,061	$1,415
Investment securities	(780)	303	(477)	(787)	254	(533)
Securities available for sale	16,177	20,762	36,939	(4,387)	10,454	6,067
Federal Home Loan Bank Stock	276	1,890	2,166	2,501	1,604	4,105
Loans	309,447	78,614	388,061	25,394	113,191	138,585
Total interest-earning assets	315,253	115,066	430,319	14,075	135,564	149,639
Interest-bearing liabilities:
Savings deposits	419	840	1,259	(202)	1,110	908
Demand deposits	71,237	49,167	120,404	(1,827)	95,250	93,423
Time deposits	55,383	13,019	68,402	3,294	23,130	26,424
Borrowed funds	12,571	5,096	17,667	18,450	28,096	46,546
Subordinated debentures	21,590	(163)	21,427	13	423	436
Total interest-bearing liabilities	161,200	67,959	229,159	19,728	148,009	167,737
Net interest income	$154,053	$47,107	$201,160	$(5,653)	$(12,445)	$(18,098)
There were no out-of-period items and/or adjustments that had a material impact on the rate/volume analysis for the periods aforementioned in the table above.
Comparison of Financial Condition as of December 31, 2024 and December 31, 2023
Total assets as of December 31, 2024 were $24.05 billion, a $9.84 billion increase from December 31, 2023. The increase in total assets was primarily due to the addition of Lakeland.

The Company’s loan held for investment portfolio totaled $18.66 billion as of December 31, 2024 and $10.87 billion as of December 31, 2023. The loan portfolio consists of the following (dollars in thousands):

	2024	2023
Mortgage loans:
Commercial	$7,228,078	4,512,411
Multi-family	3,382,933	1,812,500
Construction	823,503	653,246
Residential	2,010,637	1,177,698
Total mortgage loans	13,445,151	8,143,113
Commercial loans (1)	4,608,600	2,440,621
Consumer loans	613,819	299,164
Total gross loans	18,667,570	10,882,898
Premiums on purchased loans	1,338	1,474
Net deferred fees and unearned discounts	(9,538)	(12,456)
Total loans	$18,659,370	10,871,916
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
As part of the merger with Lakeland, we acquired $7.91 billion in loans, net of purchase accounting adjustments. For the year ended December 31, 2024, the Company experienced net increases of $1.57 billion in multi-family loans, $2.17 billion in commercial loans and $2.72 billion in commercial mortgage loans, partially offset by net decreases of $170.3 million in construction loans and net decreases in residential mortgage and consumer loans of $845.7 million and $314.7 million, respectively. Commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 85.9% of the loan portfolio at December 31, 2024, compared to 86.5% at December 31, 2023. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.62 billion and accounted for 14.1% of the loan portfolio as of December 31, 2024, compared to $1.46 billion, or 13.5%, of the loan portfolio as of December 31, 2023. For the year ended December 31, 2024, loan fundings, including advances on lines of credit, totaled $4.82 billion, compared with $3.34 billion for 2023.
The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau and Orange County, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2024, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.43 billion, or 61.92% of total loans.
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

The table below summarizes the collateral concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments ("PAA") as of December 31, 2024 (dollars in thousands):

	Amount	Percentage of Total
Multi-family	$3,901,860	33.5%
Retail	2,563,414	22.1
Industrial	2,202,543	19.0
Office	892,842	7.7
Mixed	831,853	7.2
Special use property	616,149	5.3
Residential	400,607	3.5
Hotel	125,956	1.1
Land	65,904	0.6
Total CRE, multi-family and construction loans	$11,601,128	100.0%
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
Appraisals are, in substantially all cases, reviewed by a third-party to determine the reasonableness of the appraised value. The third-party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third-party reviewer provides a detailed report of that analysis. Further review may be conducted by credit or lending teams, including the Bank’s commercial workout team as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third-party analysis can be relied upon. If differences arise, management addresses those with the reviewer and determines an appropriate resolution in accordance with its lending policy. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
The table below summarizes the Company’s commercial real estate portfolio as of December 31, 2024, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,087,027	61.1%
New York	1,797,415	15.5
Pennsylvania	1,586,518	13.7
Other states	1,130,168	9.7
Total commercial real estate loans	$11,601,128	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $168.4 million and $86.8 million, respectively, as of December 31, 2024.
As of December 31, 2024, the Company’s allowance for credit losses related to the loan portfolio was 1.04% of total loans, compared to 0.99% of total loans as of December 31, 2023. For the year ended December 31, 2024, the Company recorded a provision of $83.6 million for credit losses related to loans, compared to $28.2 million for the year ended December

31, 2023. The Company had net charge-offs of $14.6 million for the year ended December 31, 2024, compared to net charge-offs of $8.1 million in 2023. The increase in the allowance for credit losses on loans was due to an $83.6 million provision for credit losses on loans, which included an initial CECL provision of $60.1 million on loans acquired from Lakeland, and a $17.2 million allowance recorded through goodwill related to PCD loans acquired from Lakeland, partially offset by net charge-offs of $14.6 million.
Total non-performing loans as of December 31, 2024 were $72.1 million, or 0.39% of total loans, compared with $49.6 million, or 0.46% of total loans as of December 31, 2023. As of December 31, 2024, impaired loans totaled $55.4 million with related specific reserves of $7.5 million, compared with impaired loans totaling $42.3 million with related specific reserves of $2.9 million as of December 31, 2023. Within total impaired loans, there were $39.0 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing commercial mortgage loans increased $15.7 million to $20.9 million as of December 31, 2024, from $5.2 million as of December 31, 2023. As of December 31, 2024, non-performing commercial mortgage loans consisted of 17 loans. Of these 17 loans, nine loans totaling $5.9 million were PCD loans. The largest non-performing commercial mortgage loan was a $7.3 million loan secured by a first mortgage on a retail building located in Atlantic City, New Jersey.
Non-performing commercial loans decreased $17.2 million, to $24.2 million as of December 31, 2024, from $41.5 million as of December 31, 2023. Non-performing commercial loans as of December 31, 2024 consisted of 65 loans, of which 16 loans were under 90 days past-due. Of these non-performing commercial loans, 37 were PCD loans totaling $4.9 million. The largest non-performing commercial loan relationship consisted of three loans with aggregate outstanding balances of $4.1 million as of December 31, 2024. These loans are secured by all business assets.
Non-performing construction loans increased $12.5 million to $13.2 million as of December 31, 2024, from $771,000 as of December 31, 2023. Non-performing construction loans as of December 31, 2024 consisted of two loans, of which one was a PCD loan. There were two non-performing construction loans in 2023. The largest non-performing construction loan was a $12.3 million loan residential development project in Jackson, New Jersey secured by a first mortgage on the land and completed and to-be completed housing units.
Non-performing multi-family mortgage loans consisted of six loans totaling $7.5 million as of December 31, 2024, compared to one non-performing multi-family mortgage loan totaling $744,000 as of December 31, 2023. Of these six loans, four loans totaling $2.1 million were PCD loans. The largest non-performing multi-family mortgage loan was a $3.7 million loan secured by a first mortgage on residential condominium units in Brooklyn, New York.
As of December 31, 2024, the Company held $9.5 million of foreclosed assets, compared with $11.7 million as of December 31, 2023. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2024, there were four properties sold with an aggregate carrying value of $861,000 and one write-down of a foreclosed commercial property of $1.3 million. Foreclosed assets at December 31, 2024 consisted primarily of commercial real estate.
Non-performing assets totaled $81.5 million, or 0.34% of total assets as of December 31, 2024, compared to $61.3 million, or 0.43% of total assets as of December 31, 2023. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.8 million during the year ended December 31, 2024. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2024 was not material.
Total deposits increased $8.33 billion during the year ended December 31, 2024, to $18.62 billion. As part of the merger with Lakeland, we acquired $8.62 billion in total deposits. Total savings and demand deposit accounts increased $6.26 billion to $15.46 billion as of December 31, 2024, while total time deposits increased $2.07 billion to $3.17 billion as of December 31, 2024. The increase in savings and demand deposits was largely attributable to a $3.13 billion increase in interest-bearing demand deposits, a $1.59 billion increase in non-interest-bearing demand deposits, a $1.04 billion increase in money market deposits and a $504.0 million increase in savings deposits. The increase in time deposits consisted of a $1.98 billion increase in retail time deposits and a $91.1 million increase in brokered time deposits. During the year ended December 31, 2024, our Certificate of Deposit Account Registry Services ("CDARS") product increased $51.7 million to $215.6 million as of December 31, 2024, from $163.9 million as of December 31, 2023.
Within total deposits, brokered deposits totaled $1.40 billion as of December 31, 2024, compared to $689.3 million as of December 31, 2023. Our brokered deposits are made up primarily of ICS deposits and CDARS. Both of these services are provided by the bank to increase the level of customers' deposit insurance. Our estimated uninsured and uncollateralized deposits at December 31, 2024 totaled $4.42 billion, or 23.7%. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2024 was $9.87 billion. Within time deposits, $637.2 million or 20.1% was uninsured as of December 31, 2024.

Borrowed funds increased $50.4 million during the year ended December 31, 2024, to $2.02 billion. The increase in borrowings was largely due to the addition of Lakeland. Borrowed funds represented 8.4% of total assets at December 31, 2024, a decrease from 13.9% at December 31, 2023.
Stockholders’ equity increased $910.6 million during the year ended December 31, 2024 to $2.60 billion, primarily due to common stock issued for the purchase of Lakeland, net income earned for the period and a slight improvement in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the year ended December 31, 2024, common stock repurchases totaled 89,569 shares at an average cost of $14.90 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At December 31, 2024, approximately 3.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023
General. Net income for the year ended December 31, 2024 totaled $115.5 million, or $1.05 per basic and diluted share, compared to $128.4 million, or $1.72 per basic and $1.71 per diluted share, for the year ended December 31, 2023.
Earnings for the year ended December 31, 2024 reflect the impact of the May 16, 2024 merger with Lakeland, which added $10.59 billion to total assets, $7.91 billion to loans, and $8.62 billion to deposits, net of purchase accounting adjustments. The merger with Lakeland significantly impacted provisions for credit losses in 2024 due to the initial Current Expected Credit Loss ("CECL") provisions recorded on acquired loans in the second quarter. Transaction costs related to our merger with Lakeland totaled $20.2 million and $56.9 million, for the three months and year ended December 31, 2024, respectively, compared with transaction costs of $2.5 million and $7.8 million for the respective 2023 periods. Additionally, the Company realized a $2.8 million loss related to the sale of subordinated debt issued by Lakeland from the Provident investment portfolio, during the second quarter of 2024.
Net Interest Income. Net interest income increased $201.2 million to $600.6 million for 2024, from $399.5 million for 2023. The net interest margin increased 10 basis points to 3.26% for 2024, compared to 3.16% for 2023. Net interest income for the year ended December 31, 2024 was favorably impacted by the net assets acquired from Lakeland, combined with the favorable repricing of adjustable rate loans and higher market rates on new loan originations, partially offset by the unfavorable repricing of both deposits and borrowings.
Interest income increased $430.3 million to $1.05 billion for 2024, compared to $615.8 million for 2023. The increase in interest income was primarily driven by assets acquired from Lakeland, combined with favorable repricing of adjustable-rate loans and an increase in rates on new loan originations. Average interest-earning assets increased $5.75 billion to $18.40 billion for 2024, compared to $12.64 billion for 2023. The increase in average earning assets was primarily due to a $5.23 billion increase in average outstanding loan balances to $15.60 billion for 2024, combined with a $578.1 million increase in average available for sale debt securities. The yield on interest-earning assets increased 81 basis points to 5.68% for 2024, from 4.87% for 2023. The weighted average yield on total loans increased 68 basis points to 6.05% for 2024 and the weighted average yield on available for sale debt securities increased 99 basis points to 3.32% for 2024, from 2.33% for 2023. The weighted average yield on FHLBNY stock increased to 9.70% for 2024, compared to 7.47% for 2023.
Interest expense increased $229.2 million to $445.5 million for 2024, from $216.4 million for 2023. The increase in interest expense was primarily attributable to liabilities acquired from Lakeland, combined with an increase in the cost of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 81 basis points to 3.05% for 2024, compared to 2023. The average rate paid on interest-bearing deposits increased 84 basis points to 2.83% for 2024, from 1.99% for 2023. The average rate paid on borrowings increased 30 basis points to 3.71% for 2024, from 3.41% for 2023. The average balance of interest-bearing liabilities increased $4.92 billion to $14.60 billion for 2024, compared to $9.67 billion for 2023. Average outstanding borrowings increased $347.1 million to $1.98 billion for 2024, compared to 2023. Average non-interest bearing demand deposits increased $792.0 million to $3.12 billion for 2024, from $2.33 billion for 2023. Average interest-bearing deposits increased $4.33 billion to $12.35 billion for 2024, from $8.02 billion for 2023. Within average interest-bearing deposits, average interest-bearing core deposits increased $2.95 billion to $9.98 billion for 2024, while average time deposits increased $1.37 billion to $2.37 billion for 2024.
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

For the year ended December 31, 2024, the Company recorded an $83.6 million provision for credit losses on loans, compared to a $28.2 million provision for 2023. The Company, for the year ended December 31, 2024, had net loan charge-offs of $14.6 million, compared to net charge-offs of $8.1 million for 2023. Total charge-offs for the year ended December 31, 2024 were $17.8 million, compared to $10.4 million for the year ended December 31, 2023. Recoveries for the year ended December 31, 2024, were $3.3 million, compared to $2.3 million for the year ended December 31, 2023. The increased provision for credit losses on loans for the year ended December 31, 2024 was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast deterioration over the current twelve-month period within our CECL model, compared to last year.
Non-Interest Income. For the year ended December 31, 2024, non-interest income totaled $94.1 million, an increase of $14.3 million, compared to 2023. Fee income increased $9.7 million to $34.1 million for the year ended December 31, 2024, compared to 2023, primarily due to the addition of Lakeland. BOLI income increased $5.2 million to $11.7 million for the year ended December 31, 2024, compared to 2023, primarily due to an increase in benefit claims, combined with an increase in income related to the addition of Lakeland's BOLI, while wealth management income increased $2.9 million to $30.5 million for the year ended December 31, 2024, compared to 2023, mainly due to an increase in the average market value of assets under management during the period. Additionally, insurance agency income increased $2.3 million to $16.2 million for the year ended December 31, 2024, compared to $13.9 million for 2023, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, net gains on securities transactions decreased $3.0 million for the year ended December 31, 2024, primarily due to a $2.8 million loss related to the sale from the Provident investment portfolio of subordinated debt issued by Lakeland. Additionally, other income decreased $2.8 million to $4.5 million for the year ended December 31, 2024, compared to $7.3 million for 2023, primarily due to a $2.0 million gain from the sale of a foreclosed commercial property recorded in the prior year, combined with a decrease in gains on sales of SBA loans in the current year.
Non-Interest Expense. Non-interest expense totaled $457.5 million for the year ended December 31, 2024, an increase of $182.2 million, compared to $275.3 million for the year ended December 31, 2023. Compensation and benefits expense increased $69.8 million to $218.3 million for the year ended December 31, 2024, compared to $148.5 million for 2023. The increase in compensation and benefits expense was primarily attributable to the addition of Lakeland. Merger-related expenses increased $49.0 million to $56.9 million for the year ended December 31, 2024, compared to $7.8 million for 2023. Amortization of intangibles increased $26.0 million to $28.9 million for the year ended December 31, 2024, compared to $3.0 million for 2023, largely due to core deposit intangible amortization related to the addition of Lakeland. Net occupancy expense increased $12.7 million to $45.0 million for the year ended December 31, 2024, compared to 2023, primarily due to increases in depreciation and maintenance expense related to the addition of Lakeland, while data processing expense increased $12.6 million to $35.6 million for the year ended December 31, 2024, compared to $23.0 million for 2023, primarily due to additional software and hardware expenses related to the addition of Lakeland. Other operating expenses increased $7.3 million to $54.7 million for the year ended December 31, 2024, compared to $47.4 million for 2023, primarily due to increases in consulting and other professional service expenses, while FDIC insurance increased $4.4 million to $13.0 million for the year ended December 31, 2024, primarily due to the addition of Lakeland.
Income Tax Expense. For the year ended December 31, 2024, the Company's income tax expense was $34.1 million with an effective tax rate of 22.8%, compared with $47.4 million with an effective tax rate of 27.0% for the year ended December 31, 2023. The decrease in tax expense for the year ended December 31, 2024, compared with last year was largely due to a $10.0 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024, combined with a decrease in taxable income as a result of the initial CECL provision for credit losses on loans of $60.1 million recorded in accordance with GAAP requirements for accounting for business combinations and additional expenses from the Lakeland merger.
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
Interest expense increased $167.7 million to $216.4 million for 2023, from $48.6 million for 2022. The increase in interest expense was primarily attributable to an increase in the cost of interest-bearing liabilities, along with an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 170 basis points to 2.24% for 2023, compared to 2022. The average rate paid on interest-bearing deposits increased 152 basis points to 1.99% for 2023, from 0.47% for 2022. The average rate paid on borrowings increased 218 basis points to 3.41% for 2023, from 1.23% for 2022. The average balance of interest-bearing liabilities increased $646.3 million to $9.67 billion for 2023, compared to $9.03 billion for 2022. Average outstanding borrowings increased $880.3 million to $1.64 billion for 2023, compared to 2022. Average non-interest bearing demand deposits decreased $421.0 million to $2.33 billion for 2023, from $2.75 billion for 2022. Average interest-bearing deposits decreased $234.2 million to $8.02 billion for 2023, from $8.26 billion for 2022. Within average interest-bearing deposits, average interest-bearing core deposits decreased $539.0 million to $7.03 billion for 2023, while average time deposits increased $304.8 million to $994.9 million for 2023.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2024 and 2023, loan repayments totaled $4.88 billion and $2.68 billion, respectively.
The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $2.57 billion and $3.79 billion, respectively at December 31, 2024. Our estimated uninsured and uncollateralized deposits at December 31, 2024 totaled $4.42 billion, or 23.7% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2024 was $9.87 billion.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $4.82 billion for the year ended December 31, 2024, compared to $3.34 billion for the year ended December 31, 2023. Purchases for the investment portfolio totaled $422.4 million for the year ended December 31, 2024, compared to $57.2 million for the year ended December 31, 2023. As of December 31, 2024, the Bank had outstanding loan commitments to borrowers of $2.73 billion, including undisbursed home equity lines and personal credit lines of $382.1 million.
Total deposits increased $8.33 billion for the year ended December 31, 2024. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.05 billion as of December 31, 2024. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2024, the Bank exceeded all minimum regulatory capital requirements. As of December 31, 2024, the Bank’s leverage (Tier 1) capital ratio was 9.72%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. As of December 31, 2024, the Bank’s total risk-based capital ratio was 12.40%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%. The total capital to risk-weighted assets requirement, taking into account the capital conservation buffer, is 10.50%.

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $2.73 billion as of December 31, 2024, an increase of $644.7 million, from $2.09 billion as of December 31, 2023.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits as of December 31, 2024 were $3.17 billion, an increase of $2.07 billion, compared to $1.10 billion as of December 31, 2023. There were no security purchases in 2024 and 2023 which settled in January 2025 or January 2024, respectively.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 17.0% as of December 31, 2024, compared to 10.6% as of December 31, 2023. Certificate of deposit accounts are generally short-term. As of December 31, 2024, 96.1% of all certificates of deposit had maturities of one year or less compared to 93.1% as of December 31, 2023. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2024.

Change in Interest Rates in Basis Points - (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-300	$769,050	$(710)	(0.1)%
-200	767,087	(2,673)	(0.3)
-100	767,848	(1,912)	(0.2)
Static	769,760	—	—
+100	767,494	(2,266)	(0.3)
The interest rate risk position of the Company remains slightly asset sensitive. The preceding table indicates that, as of December 31, 2024, in the event of a 100 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a 0.3% or $2.3 million decrease to net interest income. In the event of a 300 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.1%, or $710,000 decrease in net interest income. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2024.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-300	$2,948,544	$(373,412)	(11.2)%	(11.2)%	11.5%
-200	3,108,374	(213,582)	(6.4)	(6.4)	12.3
-100	3,230,258	(91,698)	(2.8)	(2.8)	13.0
Flat	3,321,956	—	—	—	13.5
+100	3,357,980	36,024	1.1	1.1	13.9
The preceding table indicates that as of December 31, 2024, in the event of an immediate and sustained 100 basis point increase in interest rates, the Company would experience a 1.1%, or $36.0 million increase in the present value of equity. If rates were to decrease 300 basis points, the present value of equity would decrease 11.2% or $373.4 million.
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
(1)    Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
(2)    Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2024 and 2023
(2)    Condensed Statement of Income for the years ended December 31, 2024, 2023 and 2022
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value measurement of acquired loans in the Lakeland Bancorp, Inc. merger
As discussed in Note 2 to the consolidated financial statements, the Company completed its merger with Lakeland Bancorp, Inc. on May 16, 2024. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were measured at fair value at the date of acquisition, including acquired loans with a fair value of $7.91 billion. The fair value of these acquired loans was based on a discounted cash flow methodology. Monthly principal and interest cash flows, adjusted for prepayments, were discounted to present value using a discount rate based on the relative risk of the cash flows. A qualitative adjustment for expected credit losses was also applied to these discounted cash flows to arrive at the calculated fair value of the loans.
We identified the fair value measurement of the acquired loans at the date of acquisition as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurement due to significant measurement uncertainty. Specifically, the assessment of the fair value measurement encompassed the evaluation of the fair value methodology and the discount rate used in the discounted cash flow methodology.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement of the acquired loans at the date of acquisition, including controls related to (1) the development of the fair value methodology for acquired loans, and (2) the determination of the discount rate used in the fair value estimate. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the fair value methodology for compliance with U.S. generally accepted accounting principles
•developing an independent assumption of the discount rates for these acquired loans using implied rating by vintage and coupon of the acquired loans and yields from market research, and
•developing an independent estimate of the fair value for these acquired loans using the independently developed assumption of the discount rates and additional assumptions from market research, and comparing the results to the Company's fair value estimate.
Assessment of the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $186.0 million of a total allowance for credit losses of $193.4 million as of December 31, 2024. The collective ACL on loans includes the measure of expected credit losses on a collective basis for loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each loan segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate curves using segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment. Using the historical relationship between the economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast that is applied over a period that has been determined to be reasonable and supportable. After the reasonable and supportable forecast period, the Company reverts to the long-term average of selected economic factors on a straight-line basis over a reversion period. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans estimate, including controls over the:
•continued use and appropriateness of changes made to the collective ACL on loans methodology
•performance monitoring of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments
•analysis of the collective ACL on loan results, trends and ratios.
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
New York, New York
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
New York, New York
February 28, 2025

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2024 and 2023
(Dollars in Thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$205,914	$180,241
Short-term investments	25	14
Total cash and cash equivalents	205,939	180,255
Available for sale debt securities, at fair value	2,768,915	1,690,112
Held to maturity debt securities, (net of $14,000 allowance as of December 31, 2024 and $31,000 as of December 31, 2023, respectively)	327,623	363,080
Equity securities, at fair value	19,110	1,270
Federal Home Loan Bank and other stock	112,767	79,217
Loans held for sale	162,453	1,785
Loans held for investment	18,659,370	10,871,916
Less allowance for credit losses	193,432	107,200
Net loans	18,628,391	10,766,501
Foreclosed assets, net	9,473	11,651
Banking premises and equipment, net	119,622	70,998
Accrued interest receivable	91,160	58,966
Goodwill and other intangible assets	819,230	457,942
Bank-owned life insurance	405,893	243,050
Other assets	543,702	287,768
Total assets	$24,051,825	$14,210,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$13,775,991	$8,020,889
Savings deposits	1,679,667	1,175,683
Certificates of deposit of $250 thousand or more	789,342	218,549
Other time deposits	2,378,813	877,393
Total deposits	18,623,813	10,292,514
Mortgage escrow deposits	42,247	36,838
Borrowed funds	2,020,435	1,970,033
Subordinated debentures	401,608	10,695
Other liabilities	362,515	210,134
Total liabilities	21,450,618	12,520,214
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,489,493 shares outstanding as of December 31, 2024, and 75,537,186 shares outstanding as of December 31, 2023	1,376	832
Additional paid-in capital	1,834,495	989,058
Retained earnings	989,111	974,542
Accumulated other comprehensive (loss) income, net of tax	(135,355)	(141,115)
Treasury stock	(88,420)	(127,825)
Unallocated common stock held by the Employee Stock Ownership Plan	—	(4,896)
Common stock acquired by deferred compensation plans	—	(2,694)
Deferred compensation plans	—	2,694
Total stockholders’ equity	2,601,207	1,690,596
Total liabilities and stockholders’ equity	$24,051,825	$14,210,810
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2024, 2023 and 2022
(Dollars in Thousands, except share data)

	Years ended December 31,
	2024	2023	2022
Interest and dividend income:
Real estate secured loans	$655,868	$408,942	$304,321
Commercial loans	251,793	128,854	98,961
Consumer loans	36,635	18,439	14,368
Available for sale debt securities and Federal Home Loan Bank stock	85,895	46,790	36,619
Held to maturity debt securities	8,885	9,362	9,894
Deposits, federal funds sold and other short-term investments	7,062	3,433	2,018
Total interest and dividend income	1,046,138	615,820	466,181
Interest expense:
Deposits	349,523	159,459	38,704
Borrowed funds	73,523	55,856	9,310
Subordinated debentures	22,478	1,051	615
Total interest expense	445,524	216,366	48,629
Net interest income	600,614	399,454	417,552
Provision charge for credit losses	87,564	28,168	5,004
Net interest income after provision for credit losses	513,050	371,286	412,548
Non-interest income:
Fees	34,114	24,396	28,128
Wealth management income	30,533	27,669	27,870
Insurance agency income	16,201	13,934	11,440
Bank-owned life insurance	11,709	6,482	5,988
Net (loss) gain on securities transactions	(2,986)	30	181
Other income	4,542	7,318	14,182
Total non-interest income	94,113	79,829	87,789
Non-interest expense:
Compensation and employee benefits	218,341	148,497	147,203
Net occupancy expense	45,014	32,271	34,566
Data processing expense	35,579	22,993	21,729
FDIC Insurance	12,964	8,578	5,195
Advertising and promotion expense	5,146	4,822	5,191
Amortization of intangibles	28,931	2,952	3,292
Merger-related expenses	56,867	7,826	4,128
Other operating expenses	54,706	47,397	38,927
Total non-interest expense	457,548	275,336	260,231
Income before income tax expense	149,615	175,779	240,106
Income tax expense	34,090	47,381	64,458
Net income	$115,525	$128,398	$175,648
Basic earnings per share	$1.05	$1.72	$2.35
Average basic shares outstanding	109,668,911	74,844,489	74,700,623
Diluted earnings per share	$1.05	$1.71	$2.35
Average diluted shares outstanding	109,712,732	74,873,256	74,782,370
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(Dollars in Thousands)

	Years ended December 31,
	2024	2023	2022
Net income	$115,525	$128,398	$175,648
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	7,841	32,125	(186,361)
Reclassification adjustment for losses (gains) included in net income	2,087	—	(42)
Total	9,928	32,125	(186,403)
Unrealized (losses) on derivatives designated as cash flow hedges:
Net unrealized gains arising during the period	3,179	2,388	19,201
Reclassification adjustment for gains included in net income	(9,557)	(12,948)	(3,297)
Total	(6,378)	(10,560)	15,904
Amortization related to post-retirement obligations	2,210	2,365	(1,409)
Total other comprehensive income (loss), net of tax	5,760	23,930	(171,908)
Total comprehensive income	$121,285	$152,328	$3,740

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	$832	$969,815	$814,533	$6,863	$(79,603)	$(15,344)	$(3,984)	$3,984	$1,697,096
Net income	—	—	175,648	—	—	—	—	—	175,648
Other comprehensive income, net of tax	—	—	—	(171,908)	—	—	—	—	(171,908)
Cash dividends paid ($0.96 per share)	—	—	(72,023)	—	—	—	—	—	(72,023)
Distributions from deferred comp plans	—	176	—	—	—	—	557	(557)	176
Purchases of treasury stock	—	—	—	—	(46,530)	—	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,021)	—	—	—	(1,021)
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of Employee Stock Ownership Plan ("ESOP") shares	—	1,542	—	—	—	5,118	—	—	6,660
Allocation of Stock Award Plan ("SAP") shares	—	9,407	—	—	—	—	—	—	9,407
Allocation of stock options	—	198	—	—	—	—	—	—	198
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	128,398	—	—	—	—	—	128,398
Other comprehensive loss, net of tax	—	—	—	23,930	—	—	—	—	23,930
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Cash dividends paid ($0.96 per share)	—	—	(72,447)	—	—	—	—	—	(72,447)
Distributions from deferred comp plans	—	152	—	—	—	—	733	(733)	152
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1678)	—	—	—	(1,678)
Option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of ESOP shares	—	272	—	—	—	5,330	—	—	5,602
Allocation of SAP shares	—	7,569	—	—	—	—	—	—	7,569
Allocation of stock options	—	144	—	—	—	—	—	—	144
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	115,525	—	—	—	—	—	115,525
Other comprehensive loss, net of tax	—	—	—	5,760	—	—	—	—	5,760
Cash dividends paid ($0.96 per share)	—	—	(100,956)	—	—	—	—	—	(100,956)
Distributions from deferred comp plans	—	102	—	—	—	—	2,694	(2,694)	102
Reclass of stock award shares	—	(40,728)	—	—	40,728	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,323)	—	—	—	(1,323)
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	235	—	—	—	4,896	—	—	5,131
Allocation of SAP shares	—	9,517	—	—	—	—	—	—	9,517
Allocation of stock options	—	77	—	—	—	—	—	—	77
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$—	$—	$—	$2,601,207

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(Dollars in Thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$115,525	$128,398	$175,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,499	11,695	13,076
Provision charge for credit losses	87,564	28,168	5,004
Deferred tax (benefit) expense	(12,271)	2,725	2,220
Amortization of operating lease right-of-use assets	13,088	10,495	10,617
Income on Bank-owned life insurance	(11,709)	(6,482)	(5,988)
Net amortization of premiums and discounts on securities	7,135	8,326	12,673
Accretion of net deferred loan fees	(7,201)	(8,724)	(9,262)
Amortization of premiums on purchased loans, net	314	206	270
Originations of loans held for sale	(70,045)	(19,371)	(22,295)
Loans transferred to held for sale	151,281	—	—
Proceeds from sales of loans originated for sale	62,416	22,895	20,521
ESOP expense	2,601	3,086	4,140
Allocation of stock award shares	9,517	7,569	9,407
Allocation of stock options	77	144	198
Net gain on sale of loans	(1,758)	(2,019)	(1,515)
Net loss (gain) on securities transactions	2,986	(30)	(181)
Net loss (gain) on sale of premises and equipment	—	154	(22)
Net gain on sale of foreclosed assets	(214)	(2,854)	(8,541)
Net change in balance sheet:
Increase in accrued interest receivable	(4,953)	(7,063)	(9,913)
Decrease (increase) in other assets	23,214	25,085	(56,291)
Increase (decrease) in other liabilities	17,315	(29,007)	60,544
Net cash provided by operating activities	426,381	173,396	200,310
Cash flows from investing activities:
Net increase in loans	(193,990)	(625,691)	(649,216)
Proceeds from sales of loans held for investment	—	2,017	—
Proceeds from sales of foreclosed assets	708	4,340	16,155
Proceeds from maturities, calls and paydowns of investment securities held to maturity	51,782	40,816	73,841
Purchases of investment securities held to maturity	(18,363)	(17,099)	(27,043)
Proceeds from sales of securities available for sale	566,942	—	—
Proceeds from maturities calls and paydowns of securities available for sale	335,256	189,542	278,779
Purchases of securities available for sale	(403,999)	(40,089)	(290,426)
Proceeds from redemption of Federal Home Loan Bank stock	205,066	212,527	162,987
Purchases of Federal Home Loan Bank stock	(237,964)	(223,190)	(197,251)
Cash received, net of cash consideration paid for acquisition	194,548	—	—
BOLI claim benefits received	8,995	3,873	970
Purchases of loans	—	(9,263)	(6,971)
Proceeds from sales of premises and equipment	—	105	22
Purchases of premises and equipment	(1,307)	(7,488)	(9,411)
Net cash provided by (used in) investing activities	507,674	(469,600)	(647,564)
Cash flows from financing activities:
Net decrease in deposits	(291,625)	(270,510)	(670,988)
(Decrease) increase in mortgage escrow deposits	(122)	1,133	1,265
Purchase of treasury stock	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	(1,323)	(1,678)	(1,021)
Cash dividends paid to stockholders	(100,956)	(72,447)	(72,023)
Stock options exercised	—	790	—
Proceeds from long-term borrowings	635,900	534,807	3,982,100
Repayments of long-term borrowings	(1,390,028)	(58,443)	(3,252,556)
Net increase (decrease) in short-term borrowings	18,603	156,299	(18,948)
Proceeds from subordinated debentures	221,180	—	—
Net cash (used in) provided by financing activities	(908,371)	289,951	(78,701)
Net increase (decrease) in cash and cash equivalents	25,684	(6,253)	(525,955)
Cash and cash equivalents at beginning of period	180,185	186,438	685,163
Restricted cash at beginning of period	70	70	27,300
Total cash, cash equivalents and restricted cash at beginning of period	180,255	186,508	712,463
Cash and cash equivalents at end of period	205,869	180,185	186,438
Restricted cash at end of period	70	70	70
Total cash, cash equivalents and restricted cash at end of period	$205,939	180,255	186,508
Cash paid during the period for:
Interest on deposits and borrowings	$397,282	210,345	46,896
Income taxes	$36,184	46,461	51,050
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$14,742	—	—
Initial recognition of operating lease liabilities	$14,742	—	—
Transfer of loans receivable to foreclosed assets	$—	15,131	1,208
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$1,632,106	—	—
Loans held for sale	1,494	—	—
Loans held for investment	7,889,138	—	—
Bank-owned life insurance	160,646	—	—
Goodwill and other intangible assets	390,361	—	—
Bank premises and equipment	60,578	—	—
Other assets	263,722	—	—
Total non-cash assets acquired at fair value	$10,398,045	—	—

Liabilities assumed:
Deposits	8,622,924	—	—
Borrowings and subordinated debt	785,927	—	—
Subordinated debentures	166,366	—	—
Other liabilities	140,598	—	—
Total liabilities assumed	$9,715,815	—	—

Common stock issued for acquisitions	$876,779	$—	—
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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates are used in connection with the determination of the allowance for credit losses, evaluation of goodwill for impairment, evaluation of the need for valuation allowances on deferred tax assets, determination of liabilities related to retirement and other post-retirement benefits, and valuation estimates of assets acquired and liabilities assumed in connection with the merger with Lakeland, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the currently forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates will be reflected in the financial statements in future periods.
Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations. Pursuant to FASB ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. The Company generates revenue from several business channels. Those streams are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
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
On January 1, 2020, the Company adopted the current expected credit loss ("CECL") methodology which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.
All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2024 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Premiums on securities are amortized into income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted into income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis, while dividend income is recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method. Accrued interest receivable on held to maturity debt securities are excluded from the estimate of credit losses. See Notes 3 and 4 for additional information on investment securities.
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
The Bank defers loan origination fees and certain direct loan origination costs and accretes or amortizes such amounts as an adjustment to the yield over the contractual lives of the related loans using the interest method. Premiums and discounts, purchase accounting mark-to-market adjustments on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using the effective interest method.

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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2024, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision on loans of $83.6 million for the year ended December 31, 2024, and an overall coverage ratio of 104 basis points. Of the $83.6 million provision for the year, $60.1 million was recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $16.0 million, leading to an overall coverage ratio of approximately 112 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2024, the portfolio and class segments for the Company’s loan portfolio were:
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
The CECL approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics, and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. The model includes both quantitative and qualitative components. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods, and to the extent actual losses are higher than management estimates, additional provision for credit losses on loans could be required and could adversely affect our earnings or financial position in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term volatility. See Note 5 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans.
Material changes to these and other relevant factors creates greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the year ended December 31, 2024, the increase in provision was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast deterioration over the current twelve-month period within our CECL model, compared to last year.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, including share price, among others. The Company completed its annual qualitative assessment of goodwill as of July 1, 2024. Based upon its assessment of goodwill, the Company concluded that no further quantitative analysis was warranted.
Core deposit premiums represent the intangible value of depositor relationships assumed in previous purchase acquisitions and are amortized on an accelerated basis over 8.8 years, while the core deposit premiums related to SB One and Lakeland are amortized over its estimated useful life of 10.0 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisitions of Beacon Trust Company, The MDE Group, Inc., Tirschwell & Loewy, Inc., and SB One Bank and are amortized on an accelerated basis over 12.0 years, 10.4 years, 10.0 years, and 13.0 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
The Bank has a 401(k) plan, and in connection with the merger with Lakeland assumed the Lakeland Bancorp, Inc. Salary Savings 401(k) and Trust Plan, both of which cover substantially all employees of the Bank. The Bank may provide a matching contribution to eligible participants. The Bank’s matching contribution, if any, is determined by the board of directors in its sole discretion. In 2024, the board of directors approved a matching contribution of 25% of the first 6% of eligible compensation contributed by participants in the Provident Bank 401(k) plan.
The Bank has an Employee Stock Ownership Plan (“ESOP”). The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. The Company’s common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of the Company’s stock during each quarter and the amount of shares allocated during the quarter. The Bank made the final repayment on borrowed funds in December 2024 and a final allocation of shares will be made to participants.

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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. Effective November 1, 2023, the DDFP was terminated and final distributions were made on or about November 1, 2024. As of December 31, 2024, there were no shares held by the DDFP.
The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans. In addition, and in connection with the merger with Lakeland, the Bank assumed the Lakeland Bancorp, Inc. Elective Deferral Plan (“LEDP”). The LEDP was frozen effective December 31, 2024 and effective January 1, 2025, the board of directors approved the Provident Bank Non-Qualified Supplemental DC Plan, to allow certain Bank executives to defer a portion of their compensation.
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
Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2024
In November 2023, FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption in the interim period permitted. The amendments in ASU No. 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of ASU No. 2023-07 did not have a significant impact on the Company's consolidated financial statements, other than enhanced disclosures.
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
In November 2024, FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures". This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
(2) Business Combinations
Lakeland Bancorp, Inc. Merger Agreement
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"), which added $10.59 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in

New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired initially totaled $190.9 million and was recorded as goodwill. In accordance with ASC 805, the Company recorded a measurement period adjustment and decreased goodwill by $10.5 million related to finalizing the valuation. After this adjustment, goodwill totaled $180.4 million.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the merger date, net of cash consideration paid (in thousands):

As of May 16, 2024
Assets acquired:
Cash and cash equivalents, net	$194,548
Available for sale debt securities	1,585,993
Federal Home Loan Bank stock	46,113
Loans held for sale	1,494
Loans held for investment	7,906,326
Allowance for credit losses on PCD loans	(17,188)
Loans, net	7,889,138
Bank-owned life insurance	160,646
Banking premises and equipment	60,578
Accrued interest receivable	27,241
Goodwill	180,446
Other intangibles assets	209,915
Other assets	236,481
Total assets acquired	$10,592,593

Liabilities assumed:
Deposits	$8,622,924
Mortgage escrow deposits	5,532
Borrowed funds	785,927
Subordinated debentures	166,366
Other liabilities	135,066
Total liabilities assumed	$9,715,815

Net assets acquired	$876,779
The Company finalized its review of the acquired assets and liabilities, as a result of which certain adjustments to the recorded carrying values and goodwill were made.

Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Lakeland acquisition were as follows:
Securities Available for Sale
The estimated fair values of the available for sale debt securities, primarily comprised of U.S. government agency mortgage-backed securities and U.S. government agency and municipal bonds carried on Lakeland's balance sheet was confirmed using open market pricing provided by multiple independent securities brokers. Management reviewed trade prices and open market quotes used in pricing the securities and a fair value discount of $249.7 million was recorded on the investments.
Loans
Loans acquired from Lakeland were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from Lakeland were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Monthly principal and interest cash flows, adjusted for prepayments, were then discounted to present value using a discount rate based on the relative risk of the cash flows. A qualitative adjustment for expected credit losses was also applied to these discounted cash flows to arrive at the calculated fair value of the loans. The fair value of the acquired loans, not including allowance for credit losses on PCD loans, totaled $7.91 billion.
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination ("Non-PCD" loans), the Company recorded interest rate loan fair value and credit fair value adjustments. Loans were grouped into pools based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The loans were valued at the sub-pool level and were pooled at the summary level based on loan type. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these market rates was used as the fair value interest rate that a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $297.2 million. The Company used historical annual average charge-off percentages for banking institutions identified as peers of the Company and Lakeland combined as a market-participant proxy to develop the life-of-loan loss rates per loan type for the Non-PCD loans. The loss rates were then applied to the principal balance to arrive at the projected credit losses for each period, which resulted in a credit fair value discount of $82.4 million.
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
The core deposit intangible totaled $209.2 million and is being amortized over its estimated life of approximately 10 years based on dollar weighted deposit runoff on an annualized basis. The core deposit intangible is evaluated annually for impairment.
Goodwill
As noted above, the acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill, and initially totaled $190.9 million. ASC 805 provides for a period of time during which the acquirer may adjust provisional amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values, referred to as the "measurement period." Adjustments during the measurement period are not limited to just those relating to assets acquired and liabilities assumed but apply to all aspects of business combination accounting (e.g., the consideration transferred). Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASC 805, the Company recorded a measurement period adjustment which decreased goodwill by $10.5 million to $180.4 million related to finalizing the valuation of subordinated debentures and taxes. Goodwill is not deductible for tax purposes and will be evaluated annually for impairment.
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

Borrowings
The fair value of FHLBNY advances was determined based on a discounted cash flow analysis using a discount rate derived from FHLBNY rates as of May 16, 2024. The cash flows of the advances were projected based on the scheduled payments of each advance. The borrowings discount of approximately $5.1 million is being amortized into income on a straight-line method over the contractual life of the borrowings.
Subordinated Debentures
At the valuation date, Lakeland had three outstanding trust preferred issuances and a subordinated debt issuance with an initial aggregate balance of $180.2 million, all of which was assumed by the Company on May 16, 2024. The fair value of trust preferred and subordinated debt issuances was determined based on a discounted cash flow analysis using a discount rate commensurate with yields and terms of comparable issuances. The valuation was based on the probability of paying cash flows through the remaining contractual term of the trust preferred issuance and the cash flows through the exercise of the call option date. In accordance with ASC 805, the Company recorded a measurement period adjustment which decreased subordinated debt by $13.8 million to $166.4 million, related to finalizing the valuation. related to finalizing the valuation of subordinated debentures.
Merger-Related Expenses
Merger-related expenses, which is a separate line in non-interest expense on the Consolidated Statements of Income, totaled $56.9 million, for the year ended December 31, 2024, compared with transaction costs of $4.1 million for the respective 2023 period.
(3) Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $14,000 and $31,000, as of December 31, 2024 and 2023 (in thousands):

	2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(292)	9,707
State and municipal obligations	311,118	689	(14,133)	297,674
Corporate obligations	6,520	—	(168)	6,352
	$327,637	689	(14,593)	313,733

	2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Treasury obligations	$5,146	1	—	5,147
Government-agency obligations	11,058	—	(652)	10,406
State and municipal obligations	339,816	244	(9,700)	330,360
Corporate obligations	7,091	—	(403)	6,688
	$363,111	245	(10,755)	352,601
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.9 million and $3.1 million as of December 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The amortized cost and fair value of held to maturity debt securities as of December 31, 2024 by contractual maturity, excluding allowances for credit losses of $14,000, as of December 31, 2024 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2024
	Amortized cost	Fair value
Due in one year or less	$44,861	44,506
Due after one year through five years	168,560	165,304
Due after five years through ten years	96,148	89,996
Due after ten years	18,068	13,927
	$327,637	313,733
The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $269.6 million and $317.6 million as of December 31, 2024 and 2023, respectively, were pledged to secure municipal deposits.
During 2024, the Company recognized no gross gains while losses totaled $1,200 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $5.5 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2024.
For 2023, the Company recognized gains of $45,000 and losses of $15,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $11.6 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2023.
For the 2022 period, the Company recognized gains of $123,000 and no losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $39.2 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2022.
The number of securities in an unrealized loss position as of December 31, 2024 totaled 512, compared with 372 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of December 31, 2024 was due to higher current market interest rates on the intermediate part of the curve compared to rates as of December 31, 2023.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2024 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2024 (in thousands):

	December 31, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$9,999	—	—	—	—	9,999
State and municipal obligations	44,821	234,212	28,735	—	3,350	311,118
Corporate obligations	501	2,013	3,981	—	25	6,520
	$55,321	236,225	32,716	—	3,375	327,637

	December 31, 2023
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Treasury obligations	$5,146	—	—	—	—	5,146
Government-agency obligations	11,058	—	—	—	—	11,058
State and municipal obligations	43,749	156,438	137,231	—	2,398	339,816
Corporate obligations	504	2,510	4,052	—	25	7,091
	$60,457	158,948	141,283	—	2,423	363,111

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of December 31, 2024, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 72% rated AA, 10% rated A, and less than 1% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated, such as U.S. government issued mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.
(4) Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of December 31, 2024 and 2023 (in thousands):

	2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$348,621	317	(18,340)	330,598
Government-agency obligations	105,965	1,461	(191)	107,235
Mortgage-backed securities	2,243,725	4,982	(186,548)	2,062,159
Asset-backed securities	47,203	645	(285)	47,563
State and municipal obligations	126,766	243	(10,092)	116,917
Corporate obligations	103,415	3,958	(2,930)	104,443
	$2,975,695	11,606	(218,386)	2,768,915

	2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$276,618	—	(22,740)	253,878
Government-agency obligations	26,310	1,188	—	27,498
Mortgage-backed securities	1,462,159	377	(176,927)	1,285,609
Asset-backed securities	31,809	594	(168)	32,235
State and municipal obligations	64,454	—	(7,870)	56,584
Corporate obligations	40,448	—	(6,140)	34,308
	$1,901,798	2,159	(213,845)	1,690,112

Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $9.7 million and $4.9 million as of December 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Available for sale debt securities having a carrying value of $863.9 million and $1.13 billion as of December 31, 2024 and 2023, respectively, were pledged as collateral for municipal deposits and repurchase agreements.
The amortized cost and fair value of available for sale debt securities as of December 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2024
	Amortized cost	Fair value
Due in one year or less	$141,817	141,426
Due after one year through five years	308,423	290,212
Due after five years through ten years	116,395	114,993
Due after ten years	71,796	65,051
	$638,431	611,682
Investments which pay principal on a periodic basis, which are primarily related to mortgage-backed securities, totaling $2.34 billion at amortized cost and $2.16 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2024, proceeds from sales on securities in the available for sale debt securities portfolio totaled $569.9 million with no gains and $3.0 million of losses recognized, of which $2.8 million was related to the sale of subordinated debt issued by Lakeland from its investment portfolio. There were no sales of securities from the available for sale debt securities portfolio for the year ended December 31, 2023. During 2024, proceeds from calls on securities in the available for sale debt securities portfolio totaled $780,000 with no gains and no losses recognized. For 2023, proceeds from calls on securities in the available for sale debt securities portfolio totaled $2.3 million with no gains and no losses recognized.
The number of securities in an unrealized loss position as of December 31, 2024 totaled 646, compared with 436 as of December 31, 2023. The increase in the number of securities in an unrealized loss position as of December 31, 2024 was primarily due to the addition of Lakeland securities, combined with higher current market interest rates on the intermediate part of the curve compared to rates as of December 31, 2023.

(5) Loans Receivable and Allowance for Credit Losses
Loans held for investment as of December 31, 2024 and 2023 are summarized as follows (in thousands):

	2024	2023
Mortgage loans:
Commercial	$7,228,078	4,512,411
Multi-family	3,382,933	1,812,500
Construction	823,503	653,246
Residential	2,010,637	1,164,956
Total mortgage loans	13,445,151	8,143,113
Commercial loans	4,608,600	2,440,621
Consumer loans	613,819	299,164
Total gross loans	18,667,570	10,882,898
Premiums on purchased loans	1,338	1,474
Net deferred fees	(9,538)	(12,456)
Total loans	$18,659,370	10,871,916
As of December 31, 2024 and December 31, 2023, the Company had loans held for sale of $162.5 million and $1.8 million, respectively. In December of 2024, $151.3 million of the Bank's commercial loan portfolio was reclassified from loans held for investment into the held for sale portfolio as a result of a decision to exit the non-relationship equipment lease financing business.
Accrued interest on loans totaled $78.5 million and $50.9 million as of December 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
As of December 31, 2024, the Bank had aggregate loans and loan commitments of $98.8 million to its directors, or to its immediate family members and related interests. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
As of December 31, 2024, the Bank had aggregate loans and loan commitments totaling $3.5 million to its executive officers or their related entities. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
Premiums and discounts on purchased loans are amortized or accreted over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against or credited to interest income, as appropriate. For the years ended December 31, 2024, 2023 and 2022, as a result of prepayments and normal amortization, interest income decreased $314,000, $206,000 and $270,000, respectively.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	As of December 31, 2024
	30-59 Days	60-89 Days	90 days or more past due and accruing	Non-accrual	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$8,538	3,954	—	20,883	33,375	7,194,703	7,228,078	13,575
Multi-family	—	—	—	7,498	7,498	3,375,435	3,382,933	7,498
Construction	—	—	—	13,246	13,246	810,257	823,503	13,246
Residential	6,388	5,049	—	4,535	15,972	1,994,665	2,010,637	4,535
Total mortgage loans	14,926	9,003	—	46,162	70,091	13,375,060	13,445,151	38,854
Commercial loans	4,248	2,377	—	24,243	30,868	4,577,732	4,608,600	15,164
Consumer loans	3,152	856	—	1,656	5,664	608,155	613,819	1,656
Total gross loans	$22,326	12,236	—	72,061	106,623	18,560,947	18,667,570	55,674

	As of December 31, 2023
	30-59 Days	60-89 Days	90 days or more past due and accruing	Non-accrual	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$825	—	—	5,151	5,976	4,506,435	4,512,411	5,151
Multi-family	3,815	1,635	—	744	6,194	1,806,306	1,812,500	744
Construction	—	—	—	771	771	652,475	653,246	771
Residential	3,429	1,208	—	853	5,490	1,159,466	1,164,956	853
Total mortgage loans	8,069	2,843	—	7,519	18,431	8,124,682	8,143,113	7,519
Commercial loans	998	198	—	41,487	42,683	2,397,938	2,440,621	36,281
Consumer loans	875	275	—	633	1,783	297,381	299,164	633
Total gross loans	$9,942	3,316	—	49,639	62,897	10,820,001	10,882,898	44,433
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status. The principal amount of non-accrual loans was $72.1 million and $49.6 million as of December 31, 2024 and 2023, respectively. There were no loans 90-days or greater past due and still accruing interest as of December 31, 2024 and 2023.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.8 million, $1.6 million and $1.0 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

The activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$107,200	88,023	80,740
Initial allowance related to PCD loans	17,188	—	—
Provision charge for credit losses on loans (1)	83,604	27,900	8,400
Cumulative effect of adopting ASU 2022-02	—	(594)	—
Recoveries of loans previously charged off	3,263	2,292	5,431
Loans charged off	(17,823)	(10,421)	(6,548)
Balance at end of period	$193,432	107,200	88,023
(1) The provision charge for credit losses on loans for the year ended December 31, 2024 includes a $60.1 million charge recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations.

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	For the Year Ended December 31, 2024
	Mortgage loans	Commercial loans (1)	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$73,407	31,475	2,318	107,200
Initial allowance related to PCD loans	10,628	6,070	490	17,188
Provision charge for credit losses on loans	61,274	20,011	2,319	83,604
Recoveries of loans previously charged off	86	2,621	556	3,263
Loans charged off	(808)	(16,535)	(480)	(17,823)
Balance at end of period	$144,587	43,642	5,203	193,432
(1) The provision charge for credit losses on loans for the year ended December 31, 2024 includes a $2.8 million benefit to the allowance as a result of the $151.3 transfer from the commercial loans loans held for investment portfolio into the loans held for sale portfolio.

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
For the year ended December 31, 2024, the Company recorded an $83.6 million provision for credit losses on loans, compared with a provision for credit losses of $27.9 million for the year ended December 31, 2023. The increase in the year-over-year provision for credit losses was primarily attributable to an initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast deterioration over the current twelve-month period within our CECL model, compared to last year.

The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	801	801
Residential	—	—	7	—	—	—	7
Total mortgage loans	—	—	7	—	—	801	808
Commercial loans	—	1,434	2,731	10,259	1,775	335	16,535
Consumer loans (1)	25	8	9	4	—	35	81
Total gross loans	$25	1,442	2,746	10,263	1,775	1,172	17,425
(1) During the year ended December 31, 2024, charge-offs on consumer overdraft accounts totaled $398,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	1,700	1,700
Residential	—	—	—	—	—	24	24
Total mortgage loans	—	—	—	—	—	1,724	1,724
Commercial loans	—	—	—	5,000	—	3,363	8,363
Consumer loans (1)	24	—	—	—	—	13	37
Total gross loans	$24	—	—	5,000	—	5,100	10,124
(1) During the year ended December 31, 2023, charge-offs on consumer overdraft accounts totaled $297,000, which are not included in the table above.
The Company defines an impaired loan as a non-accrual, non-homogeneous loan greater than $1.0 million, or which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of December 31, 2024, there were 26 impaired loans totaling $55.4 million, with related specific reserves of $7.5 million that were individually evaluated for impairment.
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

As of December 31, 2024, the Company had collateral-dependent impaired loans with a fair value of $11.0 million secured by commercial real estate. As of December 31, 2023, the Company had collateral-dependent impaired loans with a fair value of $24.1 million secured by commercial real estate.
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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type (1)	Total	% of Total Class of Loans and Leases

Mortgage loans:
Commercial	$—	—	3,072	2,852	5,924	0.08%
Multi-family	—	1,297	—	—	1,297	0.04
Total mortgage loans	—	1,297	3,072	2,852	7,221	0.05
Commercial loans	—	12,814	8,466	—	21,280	0.46
Total gross loans	$—	14,111	11,538	2,852	28,501	0.15%

(1) The change in payment type reflects a change from monthly principal and interest payments to interest only monthly payments.

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
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024 (in thousands):

	Weighted Average Months of Term Reduction	Weighted Average Rate Increase
Mortgage loans:
Commercial	2	2.40%
Multi-family	0	5.00%
Total mortgage loans	1	5.00
Commercial loans	2	2.22
Total gross loans	3	3.03%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Increase
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23
Commercial loans	10	0.20
Total gross loans	9	0.61%
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the years ended December 31, 2024 and December 31, 2023, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$5,924	—	—	—	—	5,924
Multi-family	481	94	—	320	402	1,297
Total mortgage loans	6,405	94	—	320	402	7,221
Commercial loans	15,340	—	—	88	5,852	21,280
Total gross loans	$21,745	94	—	408	6,254	28,501
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
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of December 31, 2024, the balance of PCD loans totaled $620.4 million with a related allowance for credit losses of $15.2 million. The balance of PCD loans as of December 31, 2023, was $165.1 million with a related allowance for credit losses of $1.7 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$262	4,377	10,150	9,127	14,569	69,525	4,461	—	112,471
Substandard	3,044	73	10,952	—	21,051	50,870	—	—	85,990
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,306	4,450	21,102	9,127	35,620	120,395	4,461	—	198,461
Pass/Watch	417,991	904,924	1,623,911	997,658	884,295	2,063,646	126,297	10,895	7,029,617
Total Commercial Mortgage	$421,297	909,374	1,645,013	1,006,785	919,915	2,184,041	130,758	10,895	7,228,078
Multi-family
Special mention	$—	—	—	—	—	16,472			16,472
Substandard	—	1,560	—	1,043	—	5,439			8,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,560	—	1,043	—	21,911	—	—	24,514
Pass/Watch	363,254	478,184	701,811	460,979	460,161	882,291	10,181	1,558	3,358,419
Total Multi-Family	$363,254	479,744	701,811	462,022	460,161	904,202	10,181	1,558	3,382,933
Construction
Special mention	$—	1,064	—	—	—	—			1,064
Substandard	—	—	—	12,346	—	—			12,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,064	—	12,346	—	—	—	—	13,410
Pass/Watch	104,009	309,034	260,190	110,100	24,017	2,743	—	—	810,093
Total Construction	$104,009	310,098	260,190	122,446	24,017	2,743	—	—	823,503
Residential (1)
Special mention	$403	1,356	344	—	—	2,836	—	—	4,939
Substandard	—	764	689	1,119	—	1,963	—	—	4,535
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	2,120	1,033	1,119	—	4,799	—	—	9,474
Pass/Watch	140,382	348,493	428,269	333,150	276,703	474,166	—	—	2,001,163
Total Residential	$140,785	350,613	429,302	334,269	276,703	478,965	—	—	2,010,637
Total Mortgage
Special mention	$665	6,797	10,494	9,127	14,569	88,833	4,461	—	134,946
Substandard	3,044	2,397	11,641	14,508	21,051	58,272	—	—	110,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,709	9,194	22,135	23,635	35,620	147,105	4,461	—	245,859
Pass/Watch	1,025,636	2,040,635	3,014,181	1,901,887	1,645,176	3,422,846	136,478	12,453	13,199,292
Total Mortgage	$1,029,345	2,049,829	3,036,316	1,925,522	1,680,796	3,569,951	140,939	12,453	13,445,151
Commercial
Special mention	$298	2,612	3,084	5,804	9,493	26,924	20,030	4,761	73,006
Substandard	6,887	5,023	62,028	28,208	23,130	21,170	31,787	1,746	179,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	7,185	7,635	65,112	34,012	32,623	48,094	51,817	6,507	252,985
Pass/Watch	747,299	427,445	697,899	390,770	256,421	678,154	1,089,408	68,219	4,355,615
Total Commercial	$754,484	435,080	763,011	424,782	289,044	726,248	1,141,225	74,726	4,608,600
Consumer (1)
Special mention	$—	—	3	—	124	109	725	—	961
Substandard	—	95	—	9	—	321	950	—	1,375
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	95	3	9	124	430	1,675	—	2,336
Pass/Watch	31,975	45,605	59,669	40,080	9,433	83,728	327,107	13,886	611,483
Total Consumer	$31,975	45,700	59,672	40,089	9,557	84,158	328,782	13,886	613,819
Total Loans
Special mention	$963	9,409	13,581	14,931	24,186	115,866	25,216	4,761	208,913
Substandard	9,931	7,515	73,669	42,725	44,181	79,763	32,737	1,746	292,267
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,894	16,924	87,250	57,656	68,367	195,629	57,953	6,507	501,180
Pass/Watch	1,804,910	2,513,685	3,771,749	2,332,737	1,911,030	4,184,728	1,552,993	94,558	18,166,390
Total Loans	$1,815,804	2,530,609	3,858,999	2,390,393	1,979,397	4,380,357	1,610,946	101,065	18,667,570
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	10,926	3,048	28,511	10,558	24,598	4,500	—	82,141
Substandard	482	—	—	—	—	9,599	434	—	10,515
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	482	10,926	3,048	28,511	10,558	34,197	4,934	—	92,656
Pass/Watch	628,709	883,149	677,464	470,257	470,971	1,166,205	90,760	32,240	4,419,755
Total Commercial Mortgage	$629,191	894,075	680,512	498,768	481,529	1,200,402	95,694	32,240	4,512,411

Multi-family
Special mention	$—	—	—	—	—	9,500	—	—	9,500
Substandard	3,253	—	—	—	—	—	—	—	3,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,253	—	—	—	—	9,500	—	—	12,753
Pass/Watch	340,842	172,244	184,136	271,878	230,456	592,470	6,115	1,606	1,799,747
Total Multi-Family	$344,095	172,244	184,136	271,878	230,456	601,970	6,115	1,606	1,812,500

Construction
Special mention	$—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	771	—	—	771
Pass/Watch	41,209	342,890	185,034	68,603	1,339	13,400	—	—	652,475
Total Construction	$41,209	342,890	185,034	68,603	1,339	14,171	—	—	653,246

Residential (1)
Special mention	$—	—	—	—	—	1,208	—	—	1,208
Substandard	—	—	—	—	—	1,285	—	—	1,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	2,493	—	—	2,493
Pass/Watch	96,259	141,683	200,111	195,964	89,654	438,792	—	—	1,162,463
Total Residential	$96,259	141,683	200,111	195,964	89,654	441,285	—	—	1,164,956

Total Mortgage

	Gross Loans Held for Investment by Year of Origination as of December 31, 2023
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$—	10,926	3,048	28,511	10,558	35,306	4,500	—	92,849
Substandard	3,735	—	—	—	—	11,655	434	—	15,824
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,735	10,926	3,048	28,511	10,558	46,961	4,934	—	108,673
Pass/Watch	1,107,019	1,539,966	1,246,745	1,006,702	792,420	2,210,867	96,875	33,846	8,034,440
Total Mortgage	$1,110,754	1,550,892	1,249,793	1,035,213	802,978	2,257,828	101,809	33,846	8,143,113

Commercial
Special mention	$450	17,008	9,338	2,409	152	22,752	23,333	687	76,129
Substandard	686	—	20,262	9,235	2,034	11,313	10,736	508	54,774
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	8,147	17,008	29,600	11,644	2,186	34,065	34,069	1,195	137,914
Pass/Watch	358,578	316,015	318,416	131,647	143,677	491,406	471,962	71,006	2,302,707
Total Commercial	$366,725	333,023	348,016	143,291	145,863	525,471	506,031	72,201	2,440,621

Consumer (1)
Special mention	$—	—	—	—	—	97	178	—	275
Substandard	—	—	—	—	9	146	389	90	634
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	9	243	567	90	909
Pass/Watch	29,083	26,098	18,101	3,459	14,375	85,383	108,431	13,325	298,255
Total Consumer	$29,083	26,098	18,101	3,459	14,384	85,626	108,998	13,415	299,164

Total Loans
Special mention	$450	27,934	12,386	30,920	10,710	58,155	28,011	687	169,253
Substandard	4,421	—	20,262	9,235	2,043	23,114	11,559	598	71,232
Doubtful	7,011	—	—	—	—	—	—	—	7,011
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	11,882	27,934	32,648	40,155	12,753	81,269	39,570	1,285	247,496
Pass/Watch	1,494,680	1,882,079	1,583,262	1,141,808	950,472	2,787,656	677,268	118,177	10,635,402
Total Loans	$1,506,562	1,910,013	1,615,910	1,181,963	963,225	2,868,925	716,838	119,462	10,882,898
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

(6) Banking Premises and Equipment
A summary of banking premises and equipment as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Land	$27,627	13,394
Banking premises	128,931	72,905
Furniture, fixtures and equipment	80,269	56,082
Leasehold improvements	59,084	45,154
Construction in progress	4,870	5,331
Total banking premises and equipment	300,781	192,866
Less accumulated depreciation and amortization	181,159	121,868
Net banking premises and equipment	$119,622	70,998
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $12.6 million, $8.7 million and $9.8 million, respectively.
(7) Goodwill and Other Intangible Assets
Goodwill and other intangible assets as of December 31, 2024 and 2023 are summarized as follows (in thousands):

	2024	2023
Goodwill	$624,069	443,623
Core deposit premiums	184,238	1,901
Customer relationship and other intangibles	9,819	11,867
Mortgage servicing rights	1,104	551
Total goodwill and other intangible assets	$819,230	457,942
Amortization expense of intangible assets for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Core deposit premiums	$26,827	544	730
Customer relationship and other intangibles	2,047	2,335	2,488
Mortgage servicing rights	57	73	74
Total amortization expense of intangible assets	$28,931	2,952	3,292
Scheduled amortization of core deposit premiums and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2025	$37,140
2026	33,283
2027	29,543
2028	25,817
2029	21,148

(8) Deposits
Deposits as of December 31, 2024 and 2023 are summarized as follows (in thousands):

	2024	Weighted average interest rate	2023	Weighted average interest rate
Savings deposits	$1,679,667	0.22%	$1,175,683	0.21%
Money market accounts	3,364,564	2.67	2,325,364	2.67
NOW accounts (1)	6,622,642	2.64	3,492,184	2.77
Non-interest bearing deposits	3,788,785	—	2,203,341	—
Certificates of deposit (2)	3,168,155	4.10	1,095,942	3.85
Total deposits	$18,623,813		$10,292,514
(1) The Bank's insured cash sweep product totaled $1.16 billion and $520.2 million as of December 31, 2024 and December 31, 2023, respectively, and are reported within NOW accounts.
(2)Time deposits equal to or in excess of $250,000 were $789.0 million and $218.5 million as of December 31, 2024 and December 31, 2023, respectively. Additionally, the Bank's reciprocal Certificate of Deposit Account Registry Service product totaled $3.5 million and $3.3 million as of December 31, 2024 and December 31, 2023, respectively.
Within total deposits, brokered deposits totaled $251.5 million and $165.7 million as of December 31, 2024 and December 31, 2023, respectively.
 Scheduled maturities of certificates of deposit accounts as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Within one year	$3,045,860	1,020,285
One to three years	110,684	63,866
Three to five years	11,608	11,773
Five years and thereafter	3	18
	$3,168,155	1,095,942
Interest expense on deposits for the years ended December 31, 2024, 2023 and 2022 is summarized as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Savings deposits	$3,443	2,184	1,276
NOW and money market accounts	245,874	125,471	32,048
Certificates of deposits	100,206	31,804	5,380
	$349,523	159,459	38,704

(9) Borrowed Funds
Borrowed funds as of December 31, 2024 and 2023 are summarized as follows (in thousands):

	2024	2023
Securities sold under repurchase agreements	$113,224	72,161
FHLBNY line of credit	385,000	148,000
FHLBNY advances	1,518,497	1,299,836
FRBNY BTFP borrowing	—	450,000
Purchase accounting adjustment ("PAA") on borrowed funds	3,714	36
Total borrowed funds	$2,020,435	1,970,033
Total long-term borrowings totaled $513.9 million and $534.8 million as of December 31, 2024 and December 31, 2023, respectively, while total short-term borrowings totaled $1.51 billion and $1.44 billion for the same periods.
As of December 31, 2024, FHLBNY advances were at fixed rates and mature between January 2025 and September 2027, and as of December 31, 2023, FHLBNY advances were at fixed rates and mature between January 2024 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
In March 2023, the Company established a facility under the Bank Term Funding Program ("BTFP" or "Program") with the Federal Reserve Bank of New York ("FRBNY"). The Company elected to participate in the BTFP due to significant cost savings compared to other wholesale funding sources. The funding was used to pay off existing wholesale borrowings. The ability to prepay at any time without penalty also enhanced our ability to manage our interest rate risk position. The balance was fully paid off in November of 2024.
Scheduled maturities of FHLBNY advances, FRBNY BTFP borrowings and lines of credit, including purchase accounting adjustments resulting from the Lakeland acquisition as of December 31, 2024 are as follows (in thousands):

2024
Due in one year or less	$1,268,262
Due after one year through two years	160,235
Due after two years through three years	475,000
Due after three years through four years	—
Due after four years through five years	—
Thereafter	—
Purchase accounting adjustment on borrowed funds	3,714
Total FHLBNY advances, FRBNY BTFP borrowings and overnight borrowings	$1,907,211
Scheduled maturities of securities sold under repurchase agreements as of December 31, 2024 are as follows (in thousands):

2024
Due in one year or less	$113,224
Thereafter	—
Total securities sold under repurchase agreements	$113,224

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2024 and 2023 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2024
Securities sold under repurchase agreements	$117,323	102,043	2.03%
FHLBNY overnight borrowings	567,000	115,902	5.45
FHLBNY advances	1,518,497	1,290,836	3.41
FRBNY BTFP Borrowing	550,000	472,077	4.78
2023
Securities sold under repurchase agreements	$99,669	87,227	1.69%
FHLBNY overnight borrowings	500,000	262,289	5.29
FHLBNY advances	1,592,277	1,282,124	3.14
FRBNY BTFP Borrowing	450,000	4,932	4.83
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of December 31, 2024 and December 31, 2023, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $1.12 billion and $924.6 million, respectively. Additionally, as of December 31, 2024, there was no par value of securities pledged to secure BTFP, since the plan was fully paid off in November of 2024, compared to a par value of securities pledged to secure BTFP of $589.1 million as of December 31, 2023.
Interest expense on borrowings for the years ended December 31, 2024, 2023 and 2022 amounted to $74.9 million, $56.0 million and $9.5 million, respectively, while amortization expense related to purchase accounting for the years ended December 31, 2024, 2023 and 2022 amounted to a benefit of $1.4 million, $105,000 and $188,000, respectively.

(10) Subordinated Debentures
On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The Notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity. Amortization expense on these costs for the year ended December 31, 2024 amounted to $490,000.
On May 16, 2024, the Company assumed Lakeland’s obligations with respect to $150.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due September 15, 2031, with an initial quarterly call option of September 15, 2026. The Notes bear interest at a rate of 2.875% until September 15, 2026, and will then reset quarterly to the then current Benchmark rate, which is expected to be the three-month term SOFR plus a spread of 220 basis points. The debt is included in Tier 2 capital for the Company.
1st Constitution Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established on June 15, 2006, issued $18.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, 1st Constitution Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Lakeland Bancorp Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in June 2003, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Lakeland Bancorp Capital Trust IV, a non-consolidated subsidiary of the Company acquired as part of the Lakeland acquisition and a Delaware statutory business trust established in May 2007, issued $20.0 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Lakeland Bancorp Capital Trust IV is not included in our consolidated financial statements. On August 3, 2015, Lakeland acquired and extinguished $10.0 million of Lakeland Bancorp Capital Trust IV debentures. The debt is included in Tier 2 capital for the Company.
Sussex Capital Trust II, a non-consolidated subsidiary of the Company acquired as part of the SB One acquisition and a Delaware statutory business trust established on June 28, 2007, issued $12.5 million of variable rate capital trust pass-through securities to investors. In accordance with FASB ASC 810, Consolidation, Sussex Capital Trust II is not included in our consolidated financial statements. The debt is included in Tier 2 capital for the Company.
Subordinated debentures as of December 31, 2024 and 2023 totaled $401.6 million and $10.7 million, respectively.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2024, no contributions will be made to the pension plan in 2025.
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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2024	2023	2022	2024	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$24,423	24,550	32,517	11,344	12,095	16,748
Service cost	—	—	—	11	13	28
Interest cost	1,154	1,208	855	540	600	443
Actuarial (gain) loss	(65)	(149)	(48)	(10)	(357)	140
Benefits paid	(1,639)	(1,648)	(1,658)	(681)	(658)	(933)
Change in actuarial assumptions	(1,275)	462	(7,116)	(111)	(349)	(4,331)
Benefit obligation at end of year	$22,598	24,423	24,550	11,093	11,344	12,095
Change in plan assets:
Fair value of plan assets at beginning of year	$52,734	47,930	58,451	—	—	—
Actual (loss) return on plan assets	4,775	6,452	(8,863)	—	—	—
Employer contributions	—	—	—	681	658	933
Benefits paid	(1,639)	(1,648)	(1,658)	(681)	(658)	(933)
Fair value of plan assets at end of year	55,870	52,734	47,930	—	—	—
Funded status at end of year	$33,272	28,311	23,380	(11,093)	(11,344)	(12,095)
For the years ended December 31, 2024 and 2023, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the PRI 2012 mortality table with the fully generational projection scale MP 2021 issued by The Society of Actuaries ("SOA") in October 2021. The prepaid pension benefits of $33.3 million and the unfunded post-retirement healthcare and life insurance benefits of $11.1 million as of December 31, 2024 are included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (income) related to the pension plan and other post-retirement benefits, on a pre-tax basis, as of December 31, 2024 and 2023 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2024	2023	2024	2023
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (income)	2,573	5,633	(8,381)	(10,378)
Total accumulated other comprehensive loss (income)	$2,573	5,633	(8,381)	(10,378)

Net periodic (benefit) increase cost for the years ending December 31, 2024, 2023 and 2022, included the following components (in thousands):

	Pension			Post-retirement
	2024	2023	2022	2024	2023	2022
Service cost	$—	—	—	11	13	28
Interest cost	1,154	1,208	855	540	600	443
Return on plan assets	(3,112)	(2,824)	(3,456)	—	—	—
Amortization of:
Net loss (gain)	57	709	—	(2,118)	(2,130)	(1,304)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(1,901)	(907)	(2,601)	(1,567)	(1,517)	(833)
The weighted average actuarial assumptions used in the plan determinations as of December 31, 2024, 2023 and 2022 were as follows:

	Pension			Post-retirement
	2024	2023	2022	2024	2023	2022
Discount rate	5.50%	4.90%	5.10%	5.50%	4.90%	5.10%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	5.00	5.50	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 5.50% was selected for the December 31, 2024 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits as of December 31, 2024 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$60	(55)
Effect on post-retirement benefits obligation	$1,100	(950)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2025	$1,759	751
2026	1,769	756
2027	1,786	777
2028	1,791	785
2029	1,803	800

The weighted-average asset allocation of pension plan assets as of December 31, 2024 and 2023 were as follows:

Asset Category	2024	2023
Domestic equities	37%	38%
Foreign equities	11%	11%
Fixed income	50%	49%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	37%	30-41%
Foreign equities	11%	5-13%
Fixed income	50%	40-65%
Real estate	2%	0-4%
Cash	—%	0%
Total	100%
The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
The following tables present the assets that are measured at fair value on a recurring basis by level within the GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits as of December 31, 2024 and 2023, respectively (in thousands):
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements as of December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$73	—	73	—
Mutual funds:
Fixed income	27,740	27,740	—	—
International equity	6,042	6,042	—	—
Large U.S. equity	1,654	1,654	—	—
Small/Mid U.S. equity	1,127	1,127	—	—
Total mutual funds	36,563	36,563	—	—
Pooled separate accounts	19,234	—	19,234	—
Total Plan assets	$55,870	36,563	19,307	—

	Fair value measurements as of December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$76	—	76	—
Mutual funds:
Fixed income	25,728	25,728	—	—
International equity	5,713	5,713	—	—
Large U.S. equity	1,577	1,577	—	—
Small/Mid U.S. equity	1,114	1,114	—	—
Total mutual funds	34,132	34,132	—	—
Pooled separate accounts	18,526	—	18,526	—
Total Plan assets	$52,734	34,132	18,602	—
401(k) Plan
The Bank has a 401(k) plan, and in connection with the merger with Lakeland assumed the Lakeland Bancorp, Inc. Salary Savings 401(k) and Trust Plan, both of which cover substantially all employees of the Bank. For 2024, 2023 and 2022, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the board of directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2024, 2023 and 2022 were $2.5 million, $1.3 million and $1.2 million, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $76,000, $73,000 and $73,000 for the years 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $1.6 million and $1.6 million, respectively, were recorded in Other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $57,000, net of tax, was recorded in other comprehensive income (loss) for 2024, while there was no change recorded in other comprehensive income (loss) for 2023, while an increase of $283,000, net of tax, was recorded for 2022.
Retirement Plan for the Board of Directors of Provident Bank
The Bank maintains a Retirement Plan for the board of directors of the Bank, a non-qualified plan that provides cash payments for up to 10 years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $2,500. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $10,000, $5,000, and $5,000 to former board members under this plan for each of the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $776,000 and $128,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. A minimal increase of $500, net of tax, was recorded in other comprehensive income for 2024, while there was a decrease of $7,000, net of tax, recorded in other comprehensive income for 2023 and an increase of $11,000 recorded in 2022, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. As of December 31, 2024, there was no outstanding loan principal, as the Bank made the final repayment on borrowed funds in December 2024. A final allocation of shares will be made to participants in May.
For the years ending December 31, 2024 and 2023, 286,564 shares and 311,946 shares from the ESOP were released, respectively. As of December 31, 2024, there were no remaining unallocated ESOP shares held in suspense, as final repayment was made in December. ESOP compensation expense for the years ended December 31, 2024, 2023 and 2022 was $2.6 million, $3.1 million and $4.1 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense (benefit) for the years ending December 31, 2024, 2023 and 2022 was $37,000, $262,000 and $312,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2024, 2023 and 2022 was $23,000, $432,000 and $144,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
2024 Equity Plan
Upon stockholders’ approval of the 2024 Equity Plan on April 25, 2024, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2024 Equity Plan. No additional grants of stock awards and stock options will be made under the Amended and Restated Long-Term Incentive Plan. The new plan authorized the issuance of up to 2,100,000 shares of Company common stock to be issued as stock awards. As of December 31, 2024, 2,271,833 shares remain available for grant under the plan. Shares previously awarded under prior equity incentive plans that are subsequently forfeited or expire may also be issued under this new plan.
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $8.4 million, $7.6 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2024	2023	2022
Outstanding at beginning of year	1,053,092	1,023,130	900,483
Granted	901,360	427,053	447,526
Forfeited	(428,307)	(328,761)	(105,556)
Vested	(63,307)	(68,330)	(219,323)
Outstanding at the end of year	1,462,838	1,053,092	1,023,130
As of December 31, 2024, unrecognized compensation cost relating to unvested restricted stock totaled $8.8 million. This amount will be recognized over a remaining weighted average period of 1.6 years.
Restricted Stock Units ("RSUs")
RSUs earn dividend equivalents (equal to cash dividends paid on the Company's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee on the quarterly dividend date, or forfeited if the applicable performance or service conditions are not met.
As part of the Lakeland acquisition, 302,805 shares were acquired on May 16, 2024. During the year, 3,414 shares vested and 2,843 shares were forfeited. Outstanding shares at the end of the year totaled 296,548, with unrecognized compensation cost relating to unvested RSUs totaling $3.2 million. This amount will be recognized over a remaining weighted average period of 1.9 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2024, 2023 and 2022, and changes during the year is presented below:

	2024		2023		2022
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	548,925	$19.37	600,806	$19.01	566,453	$18.73
Granted	—	—	—	—	34,353	23.70
Exercised	—	—	(51,881)	15.23	—	—
Forfeited	—	—	—	—	—	—
Expired	(80,762)	16.38	—	—	—	—
Outstanding at the end of year	468,163	$19.89	548,925	$19.37	600,806	$19.01

The total fair value of options vesting during 2024, 2023 and 2022 was $133,000, $198,000 and $195,000, respectively.

Compensation expense of approximately $11,000 and $77,000 is projected for 2025 and 2026 respectively, on stock options outstanding as of December 31, 2024. After March 2025, there are no unvested stock options expensed.
The following table summarizes information about stock options outstanding as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$18.34-18.70	142,299	1.1	$18.53	142,299	$18.53
$20.62-27.25	325,864	4.8	$23.20	314,413	$23.19

The stock options outstanding and stock options exercisable as of December 31, 2024, both had an aggregate intrinsic value of $48,000.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $77,000, $144,000 and $198,000 for 2024, 2023 and 2022, respectively.
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
There were no options granted during 2024 or 2023.
(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$30,510	31,972	41,379
State	15,851	12,684	20,859
Total current income tax expense	46,361	44,656	62,238
Deferred:
Federal	(1,406)	905	1,825
State	(10,865)	1,820	395
Total deferred income tax expense	(12,271)	2,725	2,220
Total income tax expense	$34,090	47,381	64,458
The Company recorded a deferred tax (benefit) expense of ($5.0) million, $11.1 million and ($68.2) million during 2024, 2023 and 2022, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. The Company recorded a deferred tax (benefit) expense of ($2.0) million, ($3.9) million and $6.2 million in 2024, 2023 and 2022, respectively, related to the unrealized gains (losses) on cash flow hedge advances, which is reported in accumulated other comprehensive income (losses), net of tax. Also, the Company recorded a deferred tax expense (benefit) of $1.1 million, $884,000 and $(517,000) in 2024, 2023 and 2022, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Tax expense at statutory rates	$31,419	36,932	50,422
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	11,027	11,313	16,791
Rate Change	(7,008)	—	—
Tax-exempt interest income	(2,861)	(2,514)	(2,590)
Bank-owned life insurance	(2,459)	(1,361)	(1,257)
Other, net	3,972	3,011	1,092
Total income tax expense	$34,090	47,381	64,458
The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses on loans	$54,931	28,404
Allowance for credit loss on off-balance sheet ("OBS") credit exposure	1,998	924
Post-retirement benefit	5,485	5,758
Deferred compensation	2,926	384
Purchase accounting adjustments	105,950	—
Depreciation	4,836	1,126
SERP	1,991	1,137
ESOP	—	402
Stock-based compensation	3,694	2,963
Non-accrual interest	807	172
State Net Operating Loss ("NOL")	2,268	—
Federal NOL	1,389	160
Unrealized losses on available for sale debt securities	66,646	57,198
Lease liability	18,489	15,914
Other	4,666	112
Total gross deferred tax assets	276,076	114,654
Deferred tax liabilities:
Pension expense	10,161	8,997
Contingent consideration	436	283
Deferred loan costs	17,668	11,376
Investment securities, principally due to accretion of discounts	71	66
Purchase accounting adjustments	—	371
Intangibles	2,151	1,620
Originated mortgage servicing rights	129	147
Pension liability adjustments	2,546	1,459
Net unrealized gain on hedging activities	1,641	3,674
Lease right-of-use asset	17,648	15,084
Total gross deferred tax liabilities	52,451	43,077
Net deferred tax asset	$223,625	71,577
Retained earnings as of December 31, 2024 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. As of December 31, 2024, the Company had an unrecognized tax liability of $14.7 million with respect to this reserve.
As a result of the Beacon acquisition in 2011 and the Lakeland acquisition in 2024, the Company acquired federal net operating loss carryforwards. There are approximately $6.6 million of NOL carryforwards available to offset future taxable income as of December 31, 2024. If not utilized, $653,000 of carryforward will expire in 2031, but the balance can be carried forward indefinitely subject to an 80% limitation on utilization. The federal NOLs are subject to annual Code Section 382 limitation in the amount of approximately $197,000. The Company has a state NOL carryforward of $61.9 million, as a result of the Lakeland acquisition. These net operating losses are subject to an annual limitation of approximately $30 million under IRS section 382. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions as of December 31, 2024 and 2023.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return. For tax periods prior to December 31, 2018, New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. The Company and its subsidiaries is required to file a combined New Jersey state income tax return on apportioned and allocated income. Also, the Company and its subsidiaries file a combined tax income tax return in New York State, New York City, and will file a Connecticut income tax return based upon apportioned and allocated income. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return.
The Company's Federal and Pennsylvania Mutual Thrift Institutions tax returns are open for examination from 2021. The Company's New York State tax returns are open for examination from 2021. The Company's New Jersey State tax returns are open for examination from 2020.
(13) Commitments and Concentrations of Credit Risk
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $2.73 billion and $2.09 billion as of December 31, 2024 and 2023, respectively, and undisbursed home equity and personal credit lines of $382.1 million and $273.0 million, as of December 31, 2024 and 2023, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

(14) Contingencies
The Company is involved in various legal actions and claims arising in the normal course of its business. Liabilities for loss contingencies arising from such litigation and claims are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
As a result of a pending claim, a $1.4 million charge was recorded in the fourth quarter of 2024 for estimated contingent litigation reserves, which increased the Company's total contingent litigation reserves to $2.0 million as of December 31, 2024.

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect as of December 31, 2024, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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
As of December 31, 2024 and 2023, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2024 and 2023, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2024 and 2023, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 leverage capital	$1,984,052	8.50%	$933,491	4.00%	$933,491	4.00%	$1,166,864	5.00%
Common equity Tier 1 risk-based capital	1,984,052	9.98	894,957	4.50	1,392,156	7.00	1,292,716	6.50
Tier 1 risk-based capital	1,984,052	9.98	1,193,276	6.00	1,690,475	8.50	1,591,035	8.00
Total risk-based capital	2,614,625	13.15	1,591,035	8.00	2,088,233	10.50	1,988,794	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 leverage capital	$1,396,512	10.22%	$546,662	4.00%	$546,662	4.00%	$683,327	5.00%
Common equity Tier 1 risk-based capital	1,383,625	11.45	543,720	4.50	845,786	7.00	785,373	6.50
Tier 1 risk-based capital	1,396,512	11.56	724,959	6.00	1,027,026	8.50	966,612	8.00
Total risk-based capital	1,496,545	12.39	966,612	8.00	1,268,679	10.50	1,208,266	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 leverage capital	$2,265,907	9.72%	$932,593	4.00%	$932,593	4.00%	$1,165,742	5.00%
Common equity Tier 1 risk-based capital	2,265,907	11.42	892,544	4.50	1,388,402	7.00	1,289,231	6.50
Tier 1 risk-based capital	2,265,907	11.42	1,190,059	6.00	1,685,917	8.50	1,586,745	8.00
Total risk-based capital	2,458,799	12.40	1,586,745	8.00	2,082,603	10.50	1,983,432	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 leverage capital	$1,343,223	9.84%	$546,168	4.00%	$546,168	4.00%	$682,709	5.00%
Common equity Tier 1 risk-based capital	1,343,223	11.12	543,465	4.50	845,390	7.00	785,005	6.50
Tier 1 risk-based capital	1,343,223	11.12	724,620	6.00	1,026,545	8.50	966,160	8.00
Total risk-based capital	1,443,256	11.95	966,160	8.00	1,268,085	10.50	1,207,700	10.00

(16) Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

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
For the years ended December 31, 2024, 2023 and 2022, the Company recorded a $4.0 million provision, a $264,000 provision and a $3.4 million negative provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $7.4 million and $3.4 million as of December 31, 2024 and 2023, respectively, and are included in Other liabilities on the Consolidated Statements of Financial Condition.
(17) Fair Value Measurements
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2024 and December 31, 2023.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2024 and 2023.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2024 and 2023.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2024 and 2023, by level within the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	—	—
Government-agency obligations	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	—	47,563	—
State and municipal obligations	116,917	—	116,917	—
Corporate obligations	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	330,598	2,438,317	—
Equity Securities	19,110	19,110	—	—
Derivative assets	188,940	—	188,940	—
	$2,976,965	349,708	2,627,257	—

Derivative liabilities	$172,601	—	172,601	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,023	—	—	11,023
Foreclosed assets	9,473	—	—	9,473
	$20,496	—	—	20,496

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$253,878	253,878	—	—
Agency obligations	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	—	32,235	—
State and municipal obligations	56,584	—	56,584	—
Corporate obligations	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	253,878	1,436,234	—
Equity Securities	1,270	1,270	—	—
Derivative assets	101,754	—	101,754	—
	$1,793,136	255,148	1,537,988	—

Derivative liabilities	$88,835	—	88,835	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,139	—	—	24,139
Foreclosed assets	11,651	—	—	11,651
	$35,790	—	—	35,790
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 and 2023.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of December 31, 2024 and December 31, 2023, $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2024 and December 31, 2023. Fair values are presented by level within the fair value hierarchy:

		Fair Value Measurements as of December 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$205,939	205,939	205,939	—	—
Available for sale debt securities:
U.S. Treasury obligations	330,598	330,598	330,598	—	—
Government-agency obligations	107,235	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	47,563	—	47,563	—
State and municipal obligations	116,917	116,917	—	116,917	—
Corporate obligations	104,443	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	2,768,915	330,598	2,438,317	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	$9,999	9,707	—	9,707	—
State and municipal obligations	311,106	297,674	—	297,674	—
Corporate obligations	6,518	6,352	—	6,352	—
Total held to maturity debt securities, net of allowance for credit losses	$327,623	313,733	—	313,733	—
FHLBNY and other stock	112,767	112,767	112,767	—	—
Equity Securities	19,110	19,110	19,110	—	—
Loans, net of allowance for credit losses	18,628,391	18,442,167	—	—	18,442,167
Derivative assets	188,940	188,940	—	188,940	—

Financial liabilities:
Deposits other than certificates of deposits	$15,455,658	15,455,658	15,455,658	—	—
Certificates of deposit	3,168,155	3,168,216	—	3,168,216	—
Total deposits	$18,623,813	18,623,874	15,455,658	3,168,216	—
Borrowings	2,020,435	2,017,013	—	2,017,013	—
Subordinated Debentures	401,608	423,675	—	423,675	—
Derivative liabilities	172,601	172,601	—	172,601	—

		Fair Value Measurements as of December 31, 2023 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$180,255	180,255	180,255	—	—
Available for sale debt securities:
U.S. Treasury obligations	253,878	253,878	253,878	—	—
Government-agency obligations	27,498	27,498	—	27,498	—
Mortgage-backed securities	1,285,609	1,285,609	—	1,285,609	—
Asset-backed securities	32,235	32,235	—	32,235	—
State and municipal obligations	56,584	56,584	—	56,584	—
Corporate obligations	34,308	34,308	—	34,308	—
Total available for sale debt securities	$1,690,112	1,690,112	253,878	1,436,234	—
Held to maturity debt securities:
US Treasury obligations	$5,146	5,146	5,146	—	—
Government-agency obligations	11,058	10,406	10,406	—	—
State and municipal obligations	339,789	330,360	—	330,360	—
Corporate obligations	7,087	6,688	—	6,688	—
Total held to maturity debt securities, net of allowance for credit losses	$363,080	352,600	15,552	337,048	—
FHLBNY stock	79,217	79,217	79,217	—	—
Equity Securities	1,270	1,270	1,270	—	—
Loans, net of allowance for credit losses	10,766,501	10,437,204	—	—	10,437,204
Derivative assets	101,754	101,754	—	101,754	—

Financial liabilities:
Deposits other than certificates of deposits	$9,196,572	9,196,572	9,196,572	—	—
Certificates of deposit	1,095,942	1,093,125	—	1,093,125	—
Total deposits	$10,292,514	10,289,697	9,196,572	1,093,125	—
Borrowings	1,970,033	1,960,174	—	1,960,174	—
Subordinated Debentures	10,695	9,198	—	9,198	—
Derivative liabilities	88,835	88,835	—	88,835	—

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net income	$115,525	128,398	175,648
Basic weighted average common shares outstanding	109,668,911	74,844,489	74,700,623
Plus:
Dilutive shares	43,821	28,767	81,747
Diluted weighted average common shares outstanding	109,712,732	74,873,256	74,782,370
Earnings per share:
Basic	$1.05	1.72	2.35
Diluted	$1.05	1.71	2.35
Anti-dilutive stock options and awards totaling 1,447,878 shares, 1,222,890 shares and 884,333 shares as of December 31, 2024, 2023 and 2022, respectively, were excluded from the earnings per share calculations.

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$47,677	7,948
Available for sale debt securities, at fair value	1,241	1,084
Investment in subsidiary	2,883,062	1,652,767
Due from subsidiary—SAP	61,836	28,677
ESOP loan	—	6,411
Other assets	13,382	4,571
Total assets	$3,007,198	1,701,458
Liabilities and Stockholders’ Equity
Other liabilities	4,383	167
Subordinated Debentures	401,608	10,695
Total stockholders’ equity	2,601,207	1,690,596
Total liabilities and stockholders’ equity	$3,007,198	1,701,458

Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
Dividends from subsidiary	$105,406	61,213	109,013
Interest income	324	529	785
Investment gain	157	169	178
Total income	105,887	61,911	109,976
Interest expense on subordinated debentures	22,478	1,051	615
Non-interest expense	2,156	2,200	1,451
Total expense	24,634	3,251	2,066
Income before income tax expense	81,253	58,660	107,910
Income tax expense	—	247	—
Income before undistributed net income of subsidiary	81,253	58,413	107,910
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	34,272	69,985	67,738
Net income	$115,525	128,398	175,648

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$115,525	128,398	175,648
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(34,272)	(69,985)	(67,738)
ESOP allocation	2,601	3,086	4,140
SAP allocation	9,517	7,569	9,407
Stock option allocation	77	144	198
(Increase) decrease in due from subsidiary—SAP	(33,159)	5,762	3,847
Increase (decrease) in other assets	30,364	(11,317)	(13,817)
Decrease (increase) in other liabilities	4,216	(45)	(142)
Net cash provided by (used in) operating activities	94,869	63,612	111,543
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	—	—	—
Net decrease in ESOP loan	6,411	6,817	6,387
Net cash provided by investing activities	6,411	6,817	6,387
Cash flows from financing activities:
Purchases of treasury stock	—	—	(46,530)
Purchase of employee restricted shares to fund statutory tax withholding	(1,323)	(1,678)	(1,021)
Cash dividends paid	(100,956)	(72,447)	(72,023)
Reclassification of stock award shares	40,728	—	—
Shares issued dividend reinvestment plan	—	—	—
Stock options exercised	—	790	—
Net cash used in financing activities	(61,551)	(73,335)	(119,574)
Net increase (decrease) in cash and cash equivalents	39,729	(2,906)	(1,644)
Cash and cash equivalents at beginning of period	7,948	10,854	12,498
Cash and cash equivalents at end of period	$47,677	7,948	10,854

(20) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024			2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net (losses) gains arising during the period	$11,216	(3,375)	7,841	43,250	(11,125)	32,125	(254,591)	68,230	(186,361)
Reclassification adjustment for gains included in net income	2,986	(899)	2,087	—	—	—	(58)	16	(42)
Total	14,202	(4,274)	9,928	43,250	(11,125)	32,125	(254,649)	68,246	(186,403)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Net (losses) gains arising during the period	4,547	(1,368)	3,179	3,288	(900)	2,388	26,231	(7,030)	19,201
Reclassification adjustment for gains included in net income	(13,670)	4,113	(9,557)	(17,713)	4,765	(12,948)	(4,504)	1,207	(3,297)
Total	(9,123)	2,745	(6,378)	(14,425)	3,865	(10,560)	21,727	(5,823)	15,904
Amortization related to post-retirement obligations	3,162	(952)	2,210	3,249	(884)	2,365	(1,926)	517	(1,409)
Total other comprehensive (loss) income	$8,241	(2,481)	5,760	32,074	(8,144)	23,930	(234,848)	62,940	(171,908)
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2024 and 2023 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2024				2023
	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of the period	$(154,489)	3,937	9,437	(141,115)	(186,614)	1,572	19,997	(165,045)
Current period change in other comprehensive (loss) income	9,928	2,210	(6,378)	5,760	32,125	2,365	(10,560)	23,930
Balance at the end of the period	$(144,561)	6,147	3,059	(135,355)	(154,489)	3,937	9,437	(141,115)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2024	2023	2022
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(2,986)	—	(58)	Net gain on securities transactions
	899	—	16	Income tax expense
	(2,087)	—	(42)	Net of tax

Cash flow hedges:
Unrealized gains (losses) on derivatives designated as cash flow hedges	(13,670)	(17,713)	(4,504)	Interest expense
	4,113	4,765	1,207	Income tax expense
	(9,557)	(12,948)	(3,297)

Post-retirement obligations:
Amortization of actuarial (gains) losses	(2,061)	(1,421)	(1,304)	Compensation and employee benefits (1)
	620	384	349	Income tax expense
	(1,441)	(1037)	(955)	Net of tax
Total reclassifications	$(13,085)	(13,985)	(4,293)	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

(21) Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2024 and 2023, the Company had 482 and 154 interest rate swaps with an aggregate notional amount of $4.54 billion and $2.30 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $70,000 against the potential risk of default by the borrower under these agreements. As of December 31, 2024 and 2023 the Company had 9 and 12 credit derivatives with aggregate notional amounts of $79.2 million and $142.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of December 31, 2024, the asset and liability positions of these fair value credit derivatives were insignificant, compared to $17,000 and $8,000, respectively, as of December 31, 2023 .
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2024, 2023 and 2022, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $4.6 million will be reclassified as a reduction to interest expense. As of December 31, 2024, the Company had 6 outstanding interest rate derivatives with an aggregate notional amount of $300.0 million that was designated as a cash flow hedge of interest rate risk.
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

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of December 31, 2024 and December 31, 2023 (in thousands).

	Fair Values of Derivative Instruments as of December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,272,162	Other assets	$174,196	$2,272,162	Other liabilities	$174,344
Credit contracts	11,662	Other assets	—	67,560	Other liabilities	—
Total derivatives not designated as a hedging instrument			174,196			174,344

Derivatives designated as a hedging instrument:
Interest rate products	225,000	Other assets	5,136	75,000	Other liabilities	204
Total gross derivative amounts recognized on the balance sheet			179,332			174,548

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$179,332			$174,548

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,255			$2,255
Cash collateral - institutional counterparties			174,904			—
Net derivatives not offset			$2,173			$172,293

	Fair Values of Derivative Instruments as of December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,152,200	Other assets	$89,261	$1,152,200	Other liabilities	$89,461
Credit contracts	46,359	Other assets	17	96,462	Other liabilities	8
Total derivatives not designated as a hedging instrument			89,278			89,469

Derivatives designated as a hedging instrument:
Interest rate products	330,000	Other assets	15,886	125,000	Other liabilities	1,365
Total gross derivative amounts recognized on the balance sheet			105,164			90,834

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,164			$90,834

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$—			—
Cash collateral - institutional counterparties			101,328			—
Net derivatives not offset			$3,836			$90,834
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended December 31, 2024 and December 31, 2023.
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (in thousands).

		Gain recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate products	Other income	$435	133	722
Credit contracts	Other income	30	(7)	(49)
Total derivatives not designated as hedging instruments		$465	126	673

Derivatives designated as hedging instruments:		(Gain) Loss recognized in Expense on derivatives

Interest rate products	Interest (income) expense	$(13,670)	(17,713)	(4,504)
Total derivatives designated as a hedging instruments		$(13,670)	(17,713)	(4,504)
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
As of December 31, 2024, the Company had five dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.
(22) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2024, 2023 and 2022 the out-of-scope revenue related to financial instruments were 92%, 89% and 84% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024, 2023 and 2022:

	December 31,
(in-thousands)	2024	2023	2022
Non-interest income
In-scope of Topic 606:
Wealth management fees	$30,533	27,669	27,870
Insurance agency income	16,201	13,934	11,440
Banking service charges and other fees:
Service charges on deposit accounts	16,903	12,959	12,553
Debit card and ATM fees	4,651	2,963	3,124
Total banking service charges and other fees	21,554	15,922	15,677
Total in-scope non-interest income	68,288	57,525	54,987
Total out-of-scope non-interest income	25,825	22,304	32,802
Total non-interest income	$94,113	79,829	87,789
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

(23) Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of December 31, 2024 and December 31, 2023 (in thousands):

	Classification	December 31, 2024	December 31, 2023
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$62,258	$56,907
Lease Liabilities:
Operating lease liabilities	Other liabilities	$65,226	$60,039
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
All of the leases in which the Company is the lessee are classified as operating leases and are primarily comprised of real estate property for branches and administrative offices with terms extending through 2046.
As of December 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.3 years and 3.23%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Lease Costs
Operating lease cost	$13,088	10,495
Variable lease cost	3,057	3,193
Total Lease Cost	$16,145	13,688

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2024	Year ended December 31, 2023
Operating cash flows from operating leases	$12,818	9,904
During the year ended December 31, 2024, the Company added 39 new lease obligations related to the Lakeland merger. The Company recorded a $14.7 million right-of-use asset and lease liability for these lease obligations.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows (in thousands):

Operating Leases
Years ended:
2025	$13,170
2026	11,715
2027	10,203
2028	8,742
2029	7,431
Thereafter	22,239
Total future minimum lease payments	73,500
Amounts representing interest	8,274
Present value of net future minimum lease payments	$65,226
(24) Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations. Pursuant to FASB ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. The Company generates revenue from several business channels. Those streams are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
The following table represents segment information for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
Interest income on loans	$944,296	556,235	417,650
Interest income on cash and debt securities	101,842	59,585	48,531
Total interest income	1,046,138	615,820	466,181
Total interest expense	445,524	216,366	48,629
Net interest income	600,614	399,454	417,552

Provision for credit losses	87,564	28,168	5,004
Net interest income after provision	513,050	371,286	412,548

Non interest income:
Wealth management income	30,533	27,669	27,870
Insurance Agency Income	16,201	13,934	11,440
Other non-interest income (1)	47,379	38,226	48,479
Total non-interest income	94,113	79,829	87,789

Non interest expense:
Compensation and employee benefits	218,341	148,497	147,203
Net occupancy expense	45,014	32,271	34,566
Data processing expense	35,579	22,993	21,729
Other non interest expense (2)	158,614	71,575	56,733
Total non-interest expense	457,548	275,336	260,231

Income tax expense	34,090	47,381	64,458

Net income	$115,525	$128,398	$175,648
(1) Other non-interest income items includes fees and commissions, BOLI and other miscellaneous income.
(2) Other non-interest expense items includes merger-related expenses, amortization of intangibles and other miscellaneous expenses.
Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position.
(25) Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that there were no other significant events identified requiring recognition or disclosure.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Anthony J. Labozzetta, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This report appears on page 73 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
(a) During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 9C.    Disclosure Regarding Jurisdictions that Prevent Inspections
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 24, 2025.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 24, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 24, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2024 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	468,163	$19.89	2,271,833
Total	468,163	19.89	2,271,833
________________________
1.Consists of outstanding stock options to purchase 468,163 shares of common stock granted under the Company’s stock-based compensation plans.
2.The weighted average exercise price reflects: an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019; an exercise price of $20.62 for 107,240 stock options granted in 2020; an exercise price of $20.66 for 56,605 stock options granted in 2021; and an exercise price of $23.70 for 34,353 stock options granted in 2022 under the Company’s stock-based compensation plans. There were no new grants in 2023 and 2024.
3.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 24, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 24, 2025.

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

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated March 29, 2024, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on March 29, 2024)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

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

10.22
Amendment to Executive Chairman Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 28, 2024 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 29, 2024.)

10.23
Amendment to Change in Control Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 28, 2024, dated May 28, 2024 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 29, 2024.)

10.24
Executive Vice Chairman Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara 2024 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

10.25
Change in Control Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

10.26
Retention and Award Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

10.27
Non-Competition and Non-Solicitation Agreement, dated as of September 26, 2022, by and between Provident Financial Services, Inc. and Thomas J. Shara (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

10.28
Supplemental Executive Retirement Plan Agreement for Thomas J. Shara, effective as of April 2, 2008, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

10.29
Deferred Compensation Agreement, dated February 27, 2015, among Lakeland Bancorp, Inc., Lakeland Bank and Thomas J. Shara (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-31566) filed with the Securities and Exchange Commission on May 16, 2024.)

19	Provident Financial Services, Inc. Insider Trading Policy

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	February 28, 2025	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Labozzetta	By:	/s/ Thomas M. Lyons
	Anthony J. Labozzetta, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2025	Date:	February 28, 2025

	/s/ Christopher Martin	By:	/s/ Thomas J. Shara
	Christopher Martin Executive Chairman		Thomas J. Shara Executive Vice Chairman

	February 28, 2025	Date:	February 28, 2025

By:	/s/ Adriano M. Duarte	By:	/s/ James P. Dunigan
	Adriano M. Duarte Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)		James P. Dunigan, Director

Date:	February 28, 2025	Date:	February 28, 2025

By:	/s/ Frank L. Fekete	By:	/s/ Brian M. Flynn
	Frank L. Fekete, Director		Brian M. Flynn, Director

Date:	February 28, 2025	Date:	February 28, 2025

By:	/s/ Ursuline F. Foley	By:	/s/ Brian A. Gragnolati
	Ursuline F. Foley, Director		Brian A. Gragnolati Director

Date:	February 28, 2025	Date:	February 28, 2025

By:	/s/ James E. Hanson II	By:	/s/ Matthew K. Harding
	James E. Hanson II, Director		Matthew K. Harding, Director

Date:	February 28, 2025	Date:	February 28, 2025

By:	/s/ Edward J. Leppert	By:	/s/ Nadine Leslie
	Edward J. Leppert, Director		Nadine Leslie, Director

Date:	February 28, 2025	Date:	February 28, 2025

By:	/s/ Robert E. McCracken		/s/ John Pugliese
	Robert E. McCracken, Director		John Pugliese, Director

Date:	February 28, 2025	Date:	February 28, 2025