Form 10-Q
period 2025-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2025-05-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2025 there were 137,565,966 shares issued and 130,659,942 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2025 (Unaudited) and December 31, 2024
(Dollars in Thousands)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$234,076	$205,939
Available for sale debt securities, at fair value	2,878,785	2,768,915
Held to maturity debt securities, (net of $17,000 allowance as of March 31, 2025 and $14,000 allowance as of December 31, 2024)	314,005	327,623
Equity securities, at fair value	19,219	19,110
Federal Home Loan Bank and other bank stock	126,923	112,767
Loans held for sale	149,961	162,453
Loans held for investment	18,791,371	18,659,370
Less allowance for credit losses	191,770	193,432
Net loans	18,749,562	18,628,391
Foreclosed assets, net	6,755	9,473
Banking premises and equipment, net	115,424	119,622
Accrued interest receivable	91,776	91,160
Intangible assets	809,725	819,230
Bank-owned life insurance	407,986	405,893
Other assets	470,523	543,702
Total assets	$24,224,759	$24,051,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$13,612,189	$13,775,991
Savings deposits	1,670,920	1,679,667
Certificates of deposit of $250,000 or more	767,626	789,342
Other time deposits	2,398,128	2,378,813
Total deposits	18,448,863	18,623,813
Mortgage escrow deposits	51,261	42,247
Borrowed funds	2,336,191	2,020,435
Subordinated debentures	402,853	401,608
Other liabilities	326,797	362,515
Total liabilities	21,565,965	21,450,618
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,663,184 shares outstanding as of March 31, 2025 and 130,489,493 outstanding as of December 31, 2024	1,376	1,376
Additional paid-in capital	1,836,665	1,834,495
Retained earnings	1,021,266	989,111
Accumulated other comprehensive loss	(110,246)	(135,355)
Treasury stock	(90,267)	(88,420)
Total stockholders’ equity	2,658,794	2,601,207
Total liabilities and stockholders’ equity	$24,224,759	$24,051,825
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2025 and 2024 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2025	2024
Interest and dividend income:
Real estate secured loans	$187,054	$107,456
Commercial loans	75,819	36,100
Consumer loans	10,158	4,523
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	29,644	12,330
Held to maturity debt securities	1,996	2,268
Deposits, Federal funds sold and other short-term investments	675	1,182
Total interest and dividend income	305,346	163,859
Interest expense:
Deposits	97,420	52,534
Borrowed funds	17,778	17,383
Subordinated debt	8,420	272
Total interest expense	123,618	70,189
Net interest income	181,728	93,670
Provision charge (benefit) for credit losses	638	(320)
Net interest income after provision charge for credit losses	181,090	93,990
Non-interest income:
Fees	9,655	5,912
Wealth management income	7,328	7,488
Insurance agency income	5,651	4,793
Bank-owned life insurance	2,092	1,817
Net gain (loss) on securities transactions	87	(1)
Other income	2,217	798
Total non-interest income	27,030	20,807
Non-interest expense:
Compensation and employee benefits	62,366	40,048
Net occupancy expense	13,927	8,520
Data processing expense	9,605	6,783
FDIC insurance	3,385	2,272
Amortization of intangibles	9,501	705
Advertising and promotion expense	1,060	966
Merger-related expenses	—	2,202
Other operating expenses	16,423	10,331
Total non-interest expense	116,267	71,827
Income before income tax expense	91,853	42,970
Income tax expense	27,825	10,888
Net income	$64,028	$32,082
Basic earnings per share	$0.49	$0.43
Weighted average basic shares outstanding	130,325,393	75,260,029
Diluted earnings per share	$0.49	$0.43
Weighted average diluted shares outstanding	130,380,475	75,275,660

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2025	2024
Net income	$64,028	$32,082
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	26,786	(9,957)
Reclassification adjustment for gains included in net income	(62)	—
Total	26,724	(9,957)
Unrealized gains and losses on derivatives:
Net unrealized gains arising during the period	106	3,385
Reclassification adjustment for gains included in net income	(1,391)	(3,069)
Total	(1,285)	316
Amortization related to post-retirement obligations	(330)	(829)
Total other comprehensive income (loss)	25,109	(10,470)
Total comprehensive income	$89,137	$21,612

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	32,082	—	—	—	—	—	32,082
Other comprehensive income net of tax	—	—	—	(10,470)	—	—	—	—	(10,470)
Cash dividends paid	—	—	(18,144)	—	—	—	—	—	(18,144)
Distributions from deferred comp plans	—	33	—	—	—	—	148	(148)	33
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,237)	—	—	—	(1,237)
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(58)	—	—	—	811	—	—	753
Allocation of Stock Award Plan ("SAP") shares	—	1,521	—	—	—	—	—	—	1,521
Allocation of stock options	—	28	—	—	—	—	—	—	28
Balance as of March 31, 2024	$832	$990,582	$988,480	$(151,585)	$(129,062)	$(4,085)	$(2,546)	$2,546	$1,695,162
See accompanying notes to unaudited consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2025 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	1,376	1,834,495	989,111	(135,355)	(88,420)	2,601,207
Net income	—	—	64,028	—	—	64,028
Other comprehensive loss, net of tax	—	—	—	25,109	—	25,109
Cash dividends paid	—	—	(31,873)	—		(31,873)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,847)	(1,847)
Stock option exercises	—	—	—	—	—	—
Allocation of SAP shares	—	2,153	—	—	—	2,153
Allocation of stock options	—	17	—	—	—	17
Balance as of March 31, 2025	$1,376	$1,836,665	$1,021,266	$(110,246)	$(90,267)	$2,658,794

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$64,028	$32,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,165	2,801
Provision charge (benefit) for credit losses on loans and securities	638	(320)
Deferred tax expense	3,600	4,419
Amortization of operating lease right-of-use assets	3,544	2,627
Income on Bank-owned life insurance	(2,092)	(1,817)
Net amortization of premiums and discounts on securities	4,272	1,824
Accretion of net deferred loan fees	(1,522)	(1,866)
Amortization of premiums on purchased loans, net	62	50
Originations of loans held for sale	(15,683)	(2,169)
Proceeds from sales of loans originated for sale	10,640	645
ESOP expense	—	753
Allocation of stock award expense	2,153	1,521
Allocation of stock option expense	17	28
Net gain on sale of loans	(368)	(45)
Net (gain) loss on securities transactions	(87)	1
Net gain on sale of premises and equipment	(624)	—
Net gain on sale of foreclosed assets	—	(42)
(Increase) decrease in accrued interest receivable	(616)	289
Decrease (increase) in other assets	43,106	(13,379)
(Decrease) increase in other liabilities	(35,718)	14,007
Net cash provided by operating activities	88,515	41,409
Cash flows from investing activities:
Net (increase) decrease in loans	(112,317)	34,378
Purchases of loans	(321)	—
Proceeds from sales of foreclosed assets	—	98
Proceeds from maturities, calls and paydowns of held to maturity debt securities	14,113	13,983
Purchases of investment securities held to maturity	(700)	(5,743)
Proceeds from sales of available for sale debt securities	1,670	—
Proceeds from maturities, calls and paydowns of available for sale debt securities	150,843	40,891
Purchases of available for sale debt securities	(217,721)	(30,775)
Proceeds from redemption of Federal Home Loan Bank stock	76,930	28,792
Purchases of Federal Home Loan Bank stock	(91,086)	(27,325)
BOLI claim benefits received	906	820
Proceeds from sales of premises and equipment	2,348	—
Purchases of premises and equipment	(1,142)	(536)
Net cash (used in) provided by investing activities	(176,477)	54,583
Cash flows from financing activities:
Net decrease in deposits	(174,950)	(193,622)
Increase in mortgage escrow deposits	9,014	7,043
Cash dividends paid to stockholders	(31,874)	(18,144)

	Three months ended March 31,
	2025	2024
Purchase of employee restricted shares to fund statutory tax withholding	(1,847)	(1,237)
Proceeds from long-term borrowings	—	—
Payments on long-term borrowings	(254,600)	—
Net increase in short-term borrowings	570,356	88,065
Net cash provided by (used in) financing activities	116,099	(117,895)
Net increase (decrease) in cash and cash equivalents	28,137	(21,903)
Cash and cash equivalents at beginning of period	205,869	180,185
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	205,939	180,255
Cash and cash equivalents at end of period	234,076	158,282
Restricted cash at end of period	—	70
Total cash, cash equivalents and restricted cash at end of period	$234,076	$158,352

Cash paid during the period for:
Interest on deposits and borrowings	$125,711	$65,911
Income taxes	$1,029	$1,317
Transfer of loans receivable to foreclosed assets	$—	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for all of 2025.
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
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2024 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2025			2024
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$64,028			$32,082
Basic earnings per share:
Income available to common stockholders	$64,028	130,325,393	$0.49	$32,082	75,260,029	$0.43
Dilutive shares		55,082			15,631
Diluted earnings per share:
Income available to common stockholders	$64,028	130,380,475	$0.49	$32,082	75,275,660	$0.43
Anti-dilutive stock options and awards totaling 1.4 million shares as of March 31, 2025 and 2024, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three months ended March 31, 2025, an increase in specific reserves on impaired credits led to a provision for credit losses, while an increase in loans approved and awaiting closing led to a provision for credit losses on off-balance sheet credit exposures. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2024. As of March 31, 2025, the Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Business Combinations
Lakeland Bancorp, Inc. - Merger Agreement
On May 16, 2024, the Company completed its merger with Lakeland Bancorp, Inc. ("Lakeland"). Under the merger agreement, each share of Lakeland common stock was converted into the right to receive 0.8319 shares of the Company's common stock, a total of 54,356,954 shares converted, plus cash in lieu of fractional shares. The total consideration paid for the acquisition of Lakeland was $876.8 million.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $180.4 million and was recorded as goodwill.
While there were no transaction costs related to our merger with Lakeland for the 2025 period, these costs totaled $2.2 million for the three months ended March 31, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income.
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
The Company finalized its review of the acquired assets and liabilities as of December 31, 2024. No adjustments to the recorded carrying values or goodwill were made as of and for the quarter ended March 31, 2025.
Note 3. Investment Securities
As of March 31, 2025, the Company had $2.88 billion and $314.0 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$330,547	339	(14,574)	316,312
Government-agency obligations	48,309	1,187	(167)	49,329
Mortgage-backed securities	2,399,880	8,690	(152,732)	2,255,838
Asset-backed securities	45,974	619	(207)	46,386
State and municipal obligations	125,239	437	(10,279)	115,397
Corporate obligations	93,229	4,877	(2,583)	95,523
	$3,043,178	16,149	(180,542)	2,878,785

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$348,621	317	(18,340)	330,598
Government-agency obligations	105,965	1,461	(191)	107,235
Mortgage-backed securities	2,243,725	4,982	(186,548)	2,062,159
Asset-backed securities	47,203	645	(285)	47,563
State and municipal obligations	126,766	243	(10,092)	116,917
Corporate obligations	103,415	3,958	(2,930)	104,443
	$2,975,695	11,606	(218,386)	2,768,915
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $10.1 million and $9.7 million as of March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The amortized cost and fair value of available for sale debt securities as of March 31, 2025, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2025
	Amortized cost	Fair value
Due in one year or less	$67,891	67,545
Due after one year through five years	303,663	290,043
Due after five years through ten years	111,816	111,182
Due after ten years	70,591	63,419
	$553,961	532,189
Investments which pay principal on a periodic basis, and are primarily related to mortgage-backed securities totaling $2.49 billion at amortized cost and $2.35 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2025 proceeds from sales on securities in the available for sale debt portfolio totaled $1.7 million with gross gains of $87,000 and no losses recognized, while calls from securities from the available for sale debt portfolio totaled $9.6 million with no gross gains and no losses recognized. For March 31, 2024, no securities were sold or called from the available for sale debt securities portfolio.

The number of available for sale debt securities in an unrealized loss position as of March 31, 2025 totaled 502, compared with 646 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of March 31, 2025 was due to lower current market interest rates compared to rates as of December 31, 2024. All securities in an unrealized loss position were investment grade as of March 31, 2025.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(198)	9,801
State and municipal obligations	297,966	14	(12,540)	285,440
Corporate obligations	6,057	—	(108)	5,949
	$314,022	14	(12,846)	301,190

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(292)	9,707
State and municipal obligations	311,118	689	(14,133)	297,674
Corporate obligations	6,520	—	(168)	6,352
	$327,637	689	(14,593)	313,733
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.3 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $5.0 million, with no gross gains and no gross losses. For the three months ended March 31, 2024, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $1.2 million with no gross gains and gross losses of $1,200.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of March 31, 2025 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2025
	Amortized cost	Fair value
Due in one year or less	$48,529	48,232
Due after one year through five years	160,896	158,405
Due after five years through ten years	87,360	81,152
Due after ten years	17,237	13,401
	$314,022	301,190
The allowance for credit losses on held to maturity debt securities as of March 31, 2025 and December 31, 2024 was $17,000 and $14,000, respectively, and are excluded from amortized cost in the table above.
The number of held to maturity debt securities in an unrealized loss position as of March 31, 2025 totaled 479, compared with 512 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of March 31, 2025, was due to lower current market interest rates compared to rates as of December 31, 2024.

Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of March 31, 2025, that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	9,999	—	—	—	—	9,999
State and municipal obligations	44,785	223,348	24,938	—	4,895	297,966
Corporate obligations	500	2,005	3,527	—	25	6,057
	$55,284	225,353	28,465	—	4,920	314,022

	December 31, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$9,999	—	—	—	—	9,999
State and municipal obligations	44,821	234,212	28,735	—	3,350	311,118
Corporate obligations	501	2,013	3,981	—	25	6,520
	$55,321	236,225	32,716	—	3,375	327,637

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of March 31, 2025, the held to maturity debt securities portfolio was comprised of 18% rated AAA, 72% rated AA, 9% rated A, and less than 1% either below an A rating or not rated by Moody’s or Standard and Poor’s. Securities not explicitly rated, such as U.S. Government mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,295,651	7,228,078
Multi-family	3,458,190	3,382,933
Construction	756,356	823,503
Residential	1,994,404	2,010,637
Total mortgage loans	13,504,601	13,445,151
Commercial loans	4,682,902	4,608,600
Consumer loans	613,453	613,819
Total gross loans	18,800,956	18,667,570
Premiums on purchased loans	1,337	1,338
Net deferred fees	(10,922)	(9,538)
Total loans held for investment	$18,791,371	18,659,370
Accrued interest on loans totaled $79.3 million and $78.5 million as of March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The following tables summarize the aging of loans by portfolio segment and class of loans (in thousands):

	March 31, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$13,696	196	42,931	—	56,823	7,238,828	7,295,651	35,753
Multi-family	7,433	—	7,294	—	14,727	3,443,463	3,458,190	7,294
Construction	—	—	18,929	—	18,929	737,427	756,356	18,930
Residential	6,905	5,009	5,246	—	17,160	1,977,244	1,994,404	5,246
Total mortgage loans	28,034	5,205	74,400	—	107,639	13,396,962	13,504,601	67,223
Commercial loans	12,422	2,849	23,580	—	38,851	4,644,051	4,682,902	18,570
Consumer loans	1,604	854	1,352	—	3,810	609,643	613,453	1,352
Total gross loans	$42,060	8,908	99,332	—	150,300	18,650,656	18,800,956	87,145

	December 31, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$8,538	3,954	20,883	—	33,375	7,194,703	7,228,078	13,575
Multi-family	—	—	7,498	—	7,498	3,375,435	3,382,933	7,498
Construction	—	—	13,246	—	13,246	810,257	823,503	13,246
Residential	6,388	5,049	4,535	—	15,972	1,994,665	2,010,637	4,535
Total mortgage loans	14,926	9,003	46,162	—	70,091	13,375,060	13,445,151	38,854
Commercial loans	4,248	2,377	24,243	—	30,868	4,577,732	4,608,600	15,164
Consumer loans	3,152	856	1,656	—	5,664	608,155	613,819	1,656
Total gross loans	$22,326	12,236	72,061	—	106,623	18,560,947	18,667,570	55,674

The increase in accruing past due loans versus the trailing quarter was primarily attributable to two loans: a $10.5 million commercial real estate loan which is expected to be fully resolved in the second quarter through the completion of a pending note sale with no anticipated loss and a $7.4 million commercial real estate loan that is in the process of refinancing with the Bank.
As of March 31, 2025 and December 31, 2024, total non-accrual loans held for sale, which are not in the tables above, totaled $3.9 million and $2.4 million, respectively. Additionally, total past due loans held for sale, including non-accrual loans held for sale, totaled $5.8 million and $4.8 million, respectively. Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $103.2 million and $72.1 million as of March 31, 2025 and December 31, 2024, respectively. Included in non-accrual loans were $58.0 million and $24.6 million of loans which were less than 90 days past due as of March 31, 2025 and December 31, 2024, respectively. There were no loans 90 days or greater past due and still accruing interest as of March 31, 2025 and December 31, 2024.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision (benefit) charge to operations	(3,820)	4,175	(30)	325
Recoveries of loans previously charged-off	806	279	191	1,276
Loans charged-off	(890)	(2,195)	(178)	(3,263)
Balance at end of period	$140,683	45,901	5,186	191,770

2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Provision (benefit) charge to operations	(7,580)	7,924	(144)	200
Recoveries of loans previously charged-off	63	687	145	895
Loans charged-off	—	(1,794)	(72)	(1,866)
Balance at end of period	$65,890	38,292	2,247	106,429
For the three months ended March 31, 2025, the Company recorded a $325,000 provision for credit losses on loans, compared to a $200,000 provision on loans for the same period in 2024. The increase in the provision for credit losses on loans was due to an increase in specific reserves on impaired credits. For the three months ended March 31, 2025, net charge-offs totaled $2.0 million.
The following table summarizes the Company's gross charge-offs recorded during the three months ended March 31, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	358	—	532	890
Total mortgage loans	—	—	—	358	—	532	890
Commercial loans	—	—	—	2,130	65	—	2,195
Consumer loans (1)	12	10	12	3	—	26	63
Total gross loans	$12	10	12	2,491	65	558	3,148
(1) During the three months ended March 31, 2025, charge-offs on consumer overdraft accounts totaled $115,000, which are not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of March 31, 2025, there were 31 loans totaling $86.1 million, compared to 26 loans totaling $55.4 million as of December 31, 2024, that were individually evaluated for impairment.
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
As of March 31, 2025 and December 31, 2024, the Company had collateral-dependent loans with fair values of $12.8 million and $11.0 million secured by commercial real estate, respectively.
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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (in thousands):

	For the three months ended March 31, 2025
	Term Extension	Interest Rate Increase	Interest Rate Reduction and Term Extension	Total of loan modifications	% of Total Class of Loans and Leases

Mortgage loans:
Commercial	$2,984	—	1,027	4,011	0.05%
Total mortgage loans	2,984	—	1,027	4,011	0.03%
Commercial loans	1,144	—	603	1,747	0.04%
Total gross loans	$4,128	—	1,630	5,758	0.03%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase (Decrease)
Mortgage loans:
Commercial	3	0.75%
Total mortgage loans	3	0.75%
Commercial loans	20	(0.25)%
Total gross loans	14	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025, that subsequently defaulted.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2025 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$9,847	—	—	—	—	9,847
Multi-family	747	—	—	89	402	1,238
Total mortgage loans	10,594	—	—	89	402	11,085
Commercial loans	1,747	313	—	—	1,153	3,213
Total gross loans	$12,341	313	—	89	1,555	14,298
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of March 31, 2025, the balance of PCD loans totaled $585.8 million with a related allowance for credit losses of $15.0 million. The balance of PCD loans as of December 31, 2024 was $620.4 million with a related allowance for credit losses of $15.2 million.
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

The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2025 and December 31, 2024 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of March 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	—	3,185	20,698	48,125	56,524	4,436	—	132,968
Substandard	2,984	—	67	7,844	8,620	84,408	—	—	103,923
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	2,984	—	3,252	28,542	56,745	140,932	4,436	—	236,891
Pass/Watch	202,526	349,529	918,995	1,596,950	948,395	2,905,300	126,351	10,714	7,058,760

Total Commercial Mortgage	$205,510	349,529	922,247	1,625,492	1,005,140	3,046,232	130,787	10,714	7,295,651

Multi-family
Special mention	$—	—	1,425	—	—	16,022	—	—	17,447
Substandard	—	—	1,520	—	1,043	6,631	—	—	9,194
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	2,945	—	1,043	22,653	—	—	26,641
Pass/Watch	78,299	329,224	489,380	752,254	415,477	1,354,589	10,778	1,548	3,431,549
Total Multi-Family	$78,299	329,224	492,325	752,254	416,520	1,377,242	10,778	1,548	3,458,190

Construction
Special mention	$—	—	1,154	6,639	—	—	—	—	7,793
Substandard	—	—	12,158	—	6,772	—	—	—	18,930
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	13,312	6,639	6,772	—	—	—	26,723
Pass/Watch	10,446	136,029	296,508	193,387	91,561	1,702	—	—	729,633
Total Construction	$10,446	136,029	309,820	200,026	98,333	1,702	—	—	756,356

Residential (1)
Special mention	$—	553	1,196	722	—	2,690	—	—	5,161
Substandard	—	—	1,234	686	1,115	2,059	—	—	5,094
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	553	2,430	1,408	1,115	4,749	—	—	10,255
Pass/Watch	23,199	132,180	342,672	421,182	328,738	736,178	—	—	1,984,149
Total Residential	$23,199	132,733	345,102	422,590	329,853	740,927	—	—	1,994,404

Total Mortgage
Special mention	$—	553	6,960	28,059	48,125	75,236	4,436	—	163,369
Substandard	2,984	—	14,979	8,530	17,550	93,098	—	—	137,141
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of March 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	2,984	553	21,939	36,589	65,675	168,334	4,436	—	300,510
Pass/Watch	314,470	946,962	2,047,555	2,963,773	1,784,171	4,997,769	137,129	12,262	13,204,091
Total Mortgage	$317,454	947,515	2,069,494	3,000,362	1,849,846	5,166,103	141,565	12,262	13,504,601

Commercial
Special mention	$179	2,298	7,096	11,296	20,247	44,172	16,016	3,385	104,689
Substandard	—	5,141	2,163	71,960	30,118	54,072	28,062	2,943	194,459
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	179	7,439	9,259	83,256	50,365	98,244	44,078	6,328	299,148
Pass/Watch	216,232	668,944	442,195	674,072	378,063	916,130	1,023,122	64,996	4,383,754
Total Commercial	$216,411	676,383	451,454	757,328	428,428	1,014,374	1,067,200	71,324	4,682,902

Consumer (1)
Special mention	$—	—	—	—	—	204	600	146	950
Substandard	—	—	—	—	9	245	854	1	1,109
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	—	9	449	1,454	147	2,059
Pass/Watch	11,171	35,468	42,655	56,512	39,132	84,960	326,954	14,542	611,394
Total Consumer	$11,171	35,468	42,655	56,512	39,141	85,409	328,408	14,689	613,453

Total Loans
Special mention	$179	2,851	14,056	39,355	68,372	119,612	21,052	3,531	269,008
Substandard	2,984	5,141	17,142	80,490	47,677	147,415	28,916	2,944	332,709
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,163	7,992	31,198	119,845	116,049	267,027	49,968	6,475	601,717
Pass/Watch	541,873	1,651,374	2,532,405	3,694,357	2,201,366	5,998,859	1,487,205	91,800	18,199,239
Total Gross Loans	$545,036	1,659,366	2,563,603	3,814,202	2,317,415	6,265,886	1,537,173	98,275	18,800,956
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$262	4,377	10,150	9,127	14,569	69,525	4,461	—	112,471
Substandard	3,044	73	10,952	—	21,051	50,870	—	—	85,990
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	3,306	4,450	21,102	9,127	35,620	120,395	4,461	—	198,461
Pass/Watch	417,991	904,924	1,623,911	997,658	884,295	2,063,646	126,297	10,895	7,029,617
Total Commercial Mortgage	$421,297	909,374	1,645,013	1,006,785	919,915	2,184,041	130,758	10,895	7,228,078

Multi-family
Special mention	$—	—	—	—	—	16,472	—	—	16,472
Substandard	—	1,560	—	1,043	—	5,439	—	—	8,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,560	—	1,043	—	21,911	—	—	24,514
Pass/Watch	363,254	478,184	701,811	460,979	460,161	882,291	10,181	1,558	3,358,419
Total Multi-Family	$363,254	479,744	701,811	462,022	460,161	904,202	10,181	1,558	3,382,933

Construction
Special mention	$—	1,064	—	—	—	—	—	—	1,064
Substandard	—	—	—	12,346	—	—	—	—	12,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,064	—	12,346	—	—	—	—	13,410
Pass/Watch	104,009	309,034	260,190	110,100	24,017	2,743	—	—	810,093
Total Construction	$104,009	310,098	260,190	122,446	24,017	2,743	—	—	823,503

Residential (1)
Special mention	$403	1,356	344	—	—	2,836	—	—	4,939
Substandard	—	764	689	1,119	—	1,963	—	—	4,535
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	2,120	1,033	1,119	—	4,799	—	—	9,474
Pass/Watch	140,382	348,493	428,269	333,150	276,703	474,166	—	—	2,001,163
Total Residential	$140,785	350,613	429,302	334,269	276,703	478,965	—	—	2,010,637

Total Mortgage
Special mention	$665	6,797	10,494	9,127	14,569	88,833	4,461	—	134,946
Substandard	3,044	2,397	11,641	14,508	21,051	58,272	—	—	110,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,709	9,194	22,135	23,635	35,620	147,105	4,461	—	245,859
Pass/Watch	1,025,636	2,040,635	3,014,181	1,901,887	1,645,176	3,422,846	136,478	12,453	13,199,292
Total Mortgage	$1,029,345	2,049,829	3,036,316	1,925,522	1,680,796	3,569,951	140,939	12,453	13,445,151

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans

Commercial
Special mention	$298	2,612	3,084	5,804	9,493	26,924	20,030	4,761	73,006
Substandard	6,887	5,023	62,028	28,208	23,130	21,170	31,787	1,746	179,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	7,185	7,635	65,112	34,012	32,623	48,094	51,817	6,507	252,985
Pass/Watch	747,299	427,445	697,899	390,770	256,421	678,154	1,089,408	68,219	4,355,615
Total Commercial	$754,484	435,080	763,011	424,782	289,044	726,248	1,141,225	74,726	4,608,600

Consumer (1)
Special mention	$—	—	3	—	124	109	725	—	961
Substandard	—	95	—	9	—	321	950	—	1,375
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	95	3	9	124	430	1,675	—	2,336
Pass/Watch	31,975	45,605	59,669	40,080	9,433	83,728	327,107	13,886	611,483
Total Consumer	$31,975	45,700	59,672	40,089	9,557	84,158	328,782	13,886	613,819

Total Loans
Special mention	$963	9,409	13,581	14,931	24,186	115,866	25,216	4,761	208,913
Substandard	9,931	7,515	73,669	42,725	44,181	79,763	32,737	1,746	292,267
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,894	16,924	87,250	57,656	68,367	195,629	57,953	6,507	501,180
Pass/Watch	1,804,910	2,513,685	3,771,749	2,332,737	1,911,030	4,184,728	1,552,993	94,558	18,166,390
Total Gross Loans	$1,815,804	2,530,609	3,858,999	2,390,393	1,979,397	4,380,357	1,610,946	101,065	18,667,570
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 5. Deposits
Deposits as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Savings	$1,670,920	1,679,667
Money market	3,342,546	3,364,564
NOW (1)	6,479,797	6,622,642
Non-interest bearing	3,789,846	3,788,785
Certificates of deposit (2)	3,165,754	3,168,155
Total deposits	$18,448,863	18,623,813
(1) Our insured cash sweep product totaled $1.14 billion and $1.16 billion as of March 31, 2025 and December 31, 2024, respectively, and are located within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $767.6 million and $789.0 million as of March 31, 2025 and December 31, 2024, respectively. Additionally, our reciprocal Certificate of Deposit Account Registry Service product as of March 31, 2025 and December 31, 2024 totaled $3.5 million.
Within total deposits, brokered deposits totaled $327.7 million and $251.5 million as of March 31, 2025 and December 31, 2024, respectively.
Note 6. Borrowed Funds
Borrowed funds as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Securities sold under repurchase agreements	$114,132	113,224
FHLBNY line of credit	555,000	385,000
FHLBNY advances	1,663,897	1,518,497
Purchase accounting adjustment ("PAA") on borrowed funds	3,162	3,714
Total Borrowed Funds	$2,336,191	2,020,435
Total long-term borrowings totaled $510.6 million and $513.9 million as of March 31, 2025 and December 31, 2024, respectively, while total short-term borrowings totaled $1.83 billion and $1.51 billion for the same periods.
As of March 31, 2025, FHLBNY advances were at fixed rates and mature between April 2025 and September 2027, and as of December 31, 2024, FHLBNY advances were at fixed rates with maturities between January 2025 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland merger as of March 31, 2025 are as follows (in thousands):

2025
Due in one year or less	$1,708,290
Due after one year through two years	157,445
Due after two years through three years	353,162
Due after three years through four years	—
Thereafter	—
Purchase accounting adjustment on borrowed funds	3,162
Total FHLBNY advances and overnight borrowings	$2,222,059
Scheduled maturities of securities sold under repurchase agreements as of March 31, 2025 are as follows (in thousands):

2025
Due in one year or less	$114,132
Thereafter	—
Total securities sold under repurchase agreements	$114,132
The following tables set forth certain information as to borrowed funds for the periods ended March 31, 2025 and December 31, 2024 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
March 31, 2025
Securities sold under repurchase agreements	$117,946	113,407	2.06%
FHLBNY overnight borrowings	555,000	319,278	4.53
FHLBNY advances	1,732,427	1,481,860	3.88
December 31, 2024
Securities sold under repurchase agreements	$117,323	102,043	2.03%
FHLBNY overnight borrowings	567,000	115,902	5.45
FHLBNY advances	1,518,497	1,290,836	3.41
FRBNY BTFP Borrowing	550,000	472,077	4.78
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of March 31, 2025 and December 31, 2024, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $1.19 billion and $1.12 billion, respectively.
Interest expense on borrowings for the three months ended March 31, 2025 and 2024, was $18.3 million and $17.4 million, respectively, while amortization expense related to purchase accounting adjustments for the three months ended March 31, 2025 and 2024 amounted to a benefit of $552,000 and $15,000, respectively.

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2025 and 2024, includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024
Service cost	$—	—	1	3
Interest cost	299	289	148	135
Expected return on plan assets	(825)	(778)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	—	14	(459)	(530)
Net periodic (decrease) increase in benefit cost	$(526)	(475)	(310)	(392)
In its consolidated financial statements for the year ended December 31, 2024, the Company previously disclosed that it does not expect to contribute to the pension plan in 2025. As of March 31, 2025, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2025 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.
Note 8. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2025
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024, with early adoption in the interim period permitted. The adoption of ASU No. 2023-09 did not have a significant impact on the Company's consolidated financial statements, other than enhanced annual disclosures.
Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures". This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company is currently evaluating the impact and does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
Note 9. Contingencies
The Company is involved in various legal actions and claims arising in the normal course of its business. Liabilities for loss contingencies arising from such litigation and claims are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
As of March 31, 2025, $2.1 million was recorded in total contingent litigation reserves.

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
For the three months ended March 31, 2025, the Company recorded a $310,000 provision for credit losses on off-balance sheet credit exposures. For the three months ended March 31, 2024, the Company recorded a $506,000 benefit to the provision for credit losses for off-balance sheet credit exposures.

The allowance for credit losses for off-balance sheet credit exposures was $7.7 million as of March 31, 2025 and $7.4 million as of December 31, 2024, and is included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2025 and December 31, 2024.
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
Derivatives
The Company records all derivatives on the statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in loan-related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of these derivatives are recognized directly in earnings.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2025 and December 31, 2024.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2025 or December 31, 2024.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$316,312	316,312	—	—
Government-agency obligations	49,329	—	49,329	—
Mortgage-backed securities	2,255,838	—	2,255,838	—
Asset-backed securities	46,386	—	46,386	—
State and municipal obligations	115,397	—	115,397	—
Corporate obligations	95,523	—	95,523	—
Total available for sale debt securities	2,878,785	316,312	2,562,473	—
Equity securities	19,219	19,219	—	—
Derivative assets	143,377	—	143,377	—
	$3,041,381	335,531	2,705,850	—

Derivative liabilities	$141,383	—	141,383	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$12,757	—	—	12,757
Foreclosed assets	6,755	—	—	6,755
	$19,512	—	—	19,512

	Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	—	—
Government-agency obligations	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	—	47,563	—
State and municipal obligations	116,917	—	116,917	—
Corporate obligations	104,443	—	104,443	—
Total available for sale debt securities	2,768,915	330,598	2,438,317	—
Equity Securities	19,110	19,110	—	—
Derivative assets	188,940	—	188,940	—
	$2,976,965	349,708	2,627,257	—

Derivative liabilities	$172,601	—	172,601	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,023	—	—	11,023
Foreclosed assets	9,473	—	—	9,473
	$20,496	—	—	20,496

There were no transfers into or out of Level 3 during the three months ended March 31, 2025.
Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of December 31, 2024 $70,000 was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2025 and December 31, 2024. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of March 31, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$234,076	234,076	234,076	—	—
Available for sale debt securities:
U.S. Treasury obligations	316,312	316,312	316,312	—	—
Government-agency obligations	49,329	49,329	—	49,329	—
Mortgage-backed securities	2,255,838	2,255,838	—	2,255,838	—
Asset-backed securities	46,386	46,386	—	46,386	—
State and municipal obligations	115,397	115,397	—	115,397	—
Corporate obligations	95,523	95,523	—	95,523	—
Total available for sale debt securities	$2,878,785	2,878,785	316,312	2,562,473	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	9,999	9,801	—	9,801	—
State and municipal obligations	297,950	285,440	—	285,440	—
Corporate obligations	6,056	5,949	—	5,949	—
Total held to maturity debt securities, net of allowance for credit losses	$314,005	301,190	—	301,190	—
FHLBNY and other stock	126,923	126,923	126,923	—	—
Equity Securities	19,219	19,219	19,219	—	—
Loans, net of allowance for credit losses	18,749,562	18,709,144	—	—	18,709,144
Derivative assets	143,377	143,377	—	143,377	—

Financial liabilities:
Deposits other than certificates of deposits	$15,283,109	15,283,109	15,283,109	—	—
Certificates of deposit	3,165,754	3,163,545	—	3,163,545	—
Total deposits	$18,448,863	18,446,654	15,283,109	3,163,545	—
Borrowings	2,336,191	2,339,287	—	2,339,287	—
Subordinated debentures	402,853	423,451	—	423,451	—
Derivative liabilities	141,383	141,383	—	141,383	—

		Fair Value Measurements as of December 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$205,939	205,939	205,939	—	—
Available for sale debt securities:
U.S. Treasury obligations	330,598	330,598	330,598	—	—
Government-agency obligations	107,235	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	47,563	—	47,563	—
State and municipal obligations	116,917	116,917	—	116,917	—
Corporate obligations	104,443	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	2,768,915	330,598	2,438,317	—
Held to maturity debt securities:
Government-agency obligations	$9,999	9,707	—	9,707	—
State and municipal obligations	311,106	297,674	—	297,674	—
Corporate obligations	6,518	6,352	—	6,352	—
Total held to maturity debt securities	$327,623	313,733	—	313,733	—
FHLBNY stock	112,767	112,767	112,767	—	—
Equity Securities	19,110	19,110	19,110	—	—
Loans, net of allowance for credit losses	18,628,391	18,442,167	—	—	18,442,167
Derivative assets	188,940	188,940	—	188,940	—

Financial liabilities:
Deposits other than certificates of deposits	$15,455,658	15,455,658	15,455,658	—	—
Certificates of deposit	3,168,155	3,168,216	—	3,168,216	—
Total deposits	$18,623,813	18,623,874	15,455,658	3,168,216	—
Borrowings	2,020,435	2,017,013	—	2,017,013	—
Subordinated debentures	401,608	423,675	—	423,675	—
Derivative liabilities	172,601	172,601	—	172,601	—

Note 12. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss), both gross and net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$42,388	(15,602)	26,786	(13,547)	3,590	(9,957)
Reclassification adjustment for gains included in net income	(87)	25	(62)	—	—	—
Total	42,301	(15,577)	26,724	(13,547)	3,590	(9,957)
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	147	(42)	105	4,605	(1,220)	3,385
Reclassification adjustment for (gains) included in net income	(1,940)	550	(1,390)	(4,175)	1,106	(3,069)
Total	(1,793)	508	(1,285)	430	(114)	316
Amortization related to post-retirement obligations	(460)	130	(330)	(1,128)	299	(829)
Total other comprehensive gain (loss)	$40,048	(14,939)	25,109	(14,245)	3,775	(10,470)
The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended March 31,
	2025				2024
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(144,561)	6,147	3,059	(135,355)	(154,489)	3,937	9,437	(141,115)
Current - period other comprehensive income (loss)	26,724	(330)	(1,285)	25,109	(9,957)	(829)	316	(10,470)
Balance as of March 31,	$(117,837)	5,817	1,774	(110,246)	(164,446)	3,108	9,753	(151,585)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2025	2024
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$87	—	Net gain on securities transactions
	(25)	—	Income tax expense
	$62	—	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$1,940	(4,175)	Interest expense
	(550)	1,106	Income tax expense
	$1,390	(3,069)

Post-retirement obligations:
Amortization of actuarial gains	$(460)	(516)	Compensation and employee benefits (1)
	130	137	Income tax expense
Total reclassification	$(330)	(379)	Net of tax

Total reclassifications	$1,122	(3,448)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan-related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2025 and December 31, 2024, the Company had 478 and 482 loan-related interest rate swaps with aggregate notional amounts of $4.58 billion and $4.54 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of March 31, 2025, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For March 31, 2025 and December 31, 2024, the Company had 9 credit derivatives with aggregate notional amounts of $78.6 million and $79.2 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of March 31, 2025 and December 31, 2024, the asset and liability positions of these fair value credit derivatives were insignificant, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $2.6 million will be reclassified as a reduction to interest expense. As of March 31, 2025 and December 31, 2024, the Company had 6 outstanding interest rate derivatives with an aggregate notional amount of $300.0 million that were each designated as a cash flow hedge of interest rate risk.
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Financial Condition and/or subject to enforceable master netting arrangements or similar agreements. The Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Financial Condition.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of March 31, 2025 and December 31, 2024 (in thousands).

	Fair Values of Derivative Instruments as of March 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,289,257	Other assets	$141,399	2,289,257	Other liabilities	141,633
Credit contracts	11,593	Other assets	—	66,968	Other liabilities	—
Total derivatives not designated as a hedging instrument			141,399			141,633

Derivatives designated as a hedging instrument:
Interest rate products	175,000	Other assets	3,355	125,000	Other liabilities	881
Total gross derivative amounts recognized on the balance sheet			144,754			142,514

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$144,754			142,514

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$6,118			6,118
Cash collateral - institutional counterparties			133,514			—
Net derivatives not offset			$5,122			136,396

	Fair Values of Derivative Instruments as of December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,272,162	Other assets	$174,196	$2,272,162	Other liabilities	174,344
Credit contracts	11,662	Other assets	—	67,560	Other liabilities	—
Total derivatives not designated as a hedging instrument			174,196			174,344

Derivatives designated as a hedging instrument:
Interest rate products	225,000	Other assets	5,136	75,000	Other liabilities	204
Total gross derivative amounts recognized on the balance sheet			179,332			174,548

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$179,332			174,548

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,255			2,255
Cash collateral - institutional counterparties			174,904			—
Net derivatives not offset			$2,173			172,293
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended March 31, 2025 and December 31, 2024.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2025 and 2024 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2025	March 31, 2024
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(86)	96
Credit contracts	Other income	(1)	(3)
Total		$(87)	93

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(1,940)	(4,175)
Total		$(1,940)	(4,175)

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
As of March 31, 2025, the Company had five dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.
Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2025, the out-of-scope revenue related to financial instruments was 91.9% of the Company's total revenue, compared to 88.7% for the three months ended March 31, 2024, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,328	7,488
Insurance agency income	5,651	4,793
Banking service charges and other fees:
Service charges on deposit accounts	4,743	3,316
Debit card and ATM fees	1,148	688
Total banking service charges and other fees	5,891	4,004
Total in-scope non-interest income	18,870	16,285
Total out-of-scope non-interest income	8,160	4,522
Total non-interest income	$27,030	20,807
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
Service charges on deposit accounts include account analysis fees and other deposit-related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services is generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-

based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at the time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.

Note 15. Leases
The following table represents the Consolidated Statements of Financial Condition classification of the Company’s right-of use-assets and lease liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	Classification	March 31, 2025	December 31, 2024
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$59,955	62,258
Lease Liabilities:
Operating lease liabilities	Other liabilities	$62,883	65,226
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
As of March 31, 2025, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.2 years and 3.23%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Lease Costs
Operating lease cost	$3,544	2,627
Variable lease cost	1,107	785
Total lease cost	$4,651	3,412

Cash paid for amounts included in the measurement of lease liabilities:	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating cash flows from operating leases	$3,493	2,557

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2025	$9,870
2026	11,892
2027	10,359
2028	8,830
2029	7,519
Thereafter	22,246
Total future minimum lease payments	70,716
Amounts representing interest	7,833
Present value of net future minimum lease payments	$62,883
Note 16. Segment Reporting
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
The following table represents segment information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Interest income on loans	$273,031	148,079
Interest income on cash and debt securities	32,315	15,780
Total interest income	305,346	163,859
Total interest expense	123,618	70,189
Net interest income	181,728	93,670

Provision for credit losses	638	(320)
Net interest income after provision	181,090	93,990

Non-interest income:
Wealth management income	7,328	7,488
Insurance Agency Income	5,651	4,793
Other non-interest income (1)	14,051	8,526
Total non-interest income	27,030	20,807

Non-interest expense:
Compensation and employee benefits	62,366	40,048
Net occupancy expense	13,927	8,520
Data processing expense	9,605	6,783
Other non-interest expense (2)	30,369	16,476
Total non-interest expense	116,267	71,827

Income tax expense	27,825	10,888

Net income	$64,028	$32,082

(1) Other non-interest income items include fees and commissions, BOLI and other miscellaneous income.
(2) Other non-interest expense items include merger-related expenses in the prior year, amortization of intangibles and other miscellaneous expenses.
Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position.
Note 17. Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that there were no other significant events identified requiring recognition or disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation, recessionary indicators and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government (including tariff and trade policies), changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and the impact of a potential shutdown of the federal government.
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
Lakeland Bancorp, Inc. Merger Agreement
On May 16, 2024, the Company completed its merger with Lakeland, which added $10.59 billion to total assets, $7.91 billion to total loans, $8.62 billion to total deposits and 68 full-service banking offices in New Jersey and New York. The Company closed 13 of the acquired Lakeland banking offices and nine legacy Bank branches in the third quarter of 2024 due to geographic overlap.
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

While there were no merger-related expenses with Lakeland for the 2025 period, these costs totaled $2.2 million for the three months ended March 31, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision on loans of $325,000 for the three months ended March 31, 2025, and an overall coverage ratio of 102 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision on loans would have risen by approximately $20.5 million, leading to an overall coverage ratio of approximately 113 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2025, the portfolio and class segments for the Company’s loan portfolio were:
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since their origination are considered PCD loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modification designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. Subsequent to the acquisition date, the initial allowance for credit losses on PCD loans will increase or decrease based on future evaluations, with changes recognized in the provision for credit losses on loans.
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
COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2025 AND DECEMBER 31, 2024
Total assets as of March 31, 2025 were $24.22 billion, a $172.9 million increase from December 31, 2024. The increase in total assets was primarily due to a $132.0 million increase in total loans and a $110.5 million increase in total investments, partially offset by a decrease in intangible and other assets.
The Company’s loan held for investment portfolio increased $132.0 million to $18.79 billion as of March 31, 2025, from $18.66 billion as of December 31, 2024. The loan portfolio consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,295,651	7,228,078
Multi-family	3,458,190	3,382,933
Construction	756,356	823,503
Residential	1,994,404	2,010,637
Total mortgage loans	13,504,601	13,445,151
Commercial loans (1)	4,682,902	4,608,600
Consumer loans	613,453	613,819
Total gross loans	18,800,956	18,667,570
Premiums on purchased loans	1,337	1,338
Net deferred fees	(10,922)	(9,538)
Total loans	$18,791,371	18,659,370
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
During the three months ended March 31, 2025, the loans held for investment portfolio had net increases of $75.3 million of multi-family loans, $74.3 million of commercial loans and $67.6 million of commercial mortgage loans, partially offset by net decreases of $67.1 million of construction loans and $16.2 million of residential mortgage loans. Total commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, represented 86.1% of the loan portfolio as of March 31, 2025, compared to 85.9% as of December 31, 2024.
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
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of March 31, 2025, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.51 billion, or 61.22% of total loans.
The Company believes the CRE loans it originates are appropriately collateralized under its credit standards. Collateral properties include multi-family apartment buildings, warehouse/distribution buildings, shopping centers, office buildings, mixed-use buildings, hotels/motels, senior living, residential and commercial tract developments, and raw land or lots to be developed into single-family homes. The primary source of repayment on the permanent loan portion of these loans is generally expected to come from the cash flow stream of the underlying leases which are dependent on the successful operations of the respective tenants. The primary source of the repayment on the construction portfolio is dependent on the successful completion of the project and the related sale, permanent financing or lease of the real property collateral. As a result, the performance of these loans is generally impacted by fluctuations in collateral values, the ability of the borrower to obtain permanent financing, and, in the case of loans to residential builders/developers, volatility in consumer demand.
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments ("PAA"), based on the collateral securing the loans, as of March 31, 2025 (in thousands):

	Amount	Percentage of Total
Multi-family	$3,938,808	33.8%
Retail	2,569,769	22.0%
Industrial	2,196,076	18.8%
Mixed	888,998	7.6%
Office	868,836	7.4%
Special use property	639,733	5.5%
Hotel	127,150	1.1%
Residential	375,082	3.2%
Land	61,342	0.5%
Total CRE, multi-family and construction loans	$11,665,794	100.0%
The determination of collateral value is critically important when financing real estate. As a result, obtaining current and objectively prepared appraisals is an important part of the underwriting process. The Company engages a variety of professional firms to supply appraisals, market studies and feasibility reports, environmental assessments and project site inspections to complement its internal resources to underwrite and monitor these credit exposures.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans as of March 31, 2025, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,124,329	61.1%
New York	1,866,090	16.0%
Pennsylvania	1,564,177	13.4%
Other states	1,111,197	9.5%
Total commercial real estate loans	$11,665,794	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $159.2 million and $57.0 million, respectively, as of March 31, 2025, compared to $168.4 million and $86.8 million, respectively, as of December 31, 2024.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Mortgage loans:
Commercial	$42,931	20,883
Multi-family	7,294	7,498
Construction	18,929	13,246
Residential	5,246	4,535
Total mortgage loans	74,400	46,162
Commercial loans	23,580	24,243
Consumer loans	1,352	1,656
Total non-performing loans	99,332	72,061
Foreclosed assets	6,755	9,473
Total non-performing assets	$106,087	81,534
As of March 31, 2025 and December 31, 2024, total non-accrual loans held for sale, which are not in the table above, totaled $3.9 million and $2.4 million, respectively.
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Mortgage loans:
Commercial	$196	3,954
Multi-family	—	—
Residential	5,009	5,049
Total mortgage loans	5,205	9,003
Commercial loans	2,849	2,377
Consumer loans	854	856
Total 60-89 day delinquent loans	$8,908	12,236
As of March 31, 2025, the Company’s allowance for credit losses related to the loan portfolio was 1.02% of total loans, compared to 1.04% as of December 31, 2024 and 0.98% as of March 31, 2024, respectively. The Company recorded a provision for credit losses on loans of $325,000 for the three months ended March 31, 2025, compared with a provision on loans of $200,000 for the three months ended March 31, 2024, respectively. For the three months ended March 31, 2025, the Company had net charge-offs of $2.0 million compared to net charge-offs of $971,000 for the same period in 2024. The allowance for credit losses decreased $1.7 million to $191.8 million as of March 31, 2025 from $193.4 million as of December 31, 2024.
Total non-performing loans were $103.2 million, or 0.54% of total loans as of March 31, 2025, compared to $72.1 million, or 0.39% of total loans as of December 31, 2024. The $31.2 million increase in non-performing loans as of March 31, 2025, compared to the trailing quarter, was primarily attributable to two loans: a $20.3 million commercial real estate loan secured by a mixed use property with a current loan-to-value of 53% and an $11.5 million construction loan secured by a nearly complete warehouse facility with a current loan-to-value of 62%. These loans have no prior charge-off history and carry no specific reserve allocations.
As of March 31, 2025 and December 31, 2024, the Company held foreclosed assets of $6.8 million and $9.5 million, respectively. Foreclosed assets as of March 31, 2025 were comprised of commercial real estate. Total non-performing assets as of March 31, 2025 increased $28.4 million to $110.0 million, or 0.45% of total assets, from $81.5 million, or 0.34% of total assets as of December 31, 2024. During the three months ended March 31, 2025, there was a write-down of a foreclosed commercial property of $2.7 million based on a contracted sales price. The sale of this property closed on April 25, 2025 and will reduce foreclosed assets by $5.8 million.

Total investment securities were $3.34 billion as of March 31, 2025, a $110.5 million increase from December 31, 2024. This increase was primarily due to purchases of mortgage-backed and municipal securities and a decrease in unrealized losses on available for sale debt securities.
Total deposits decreased $175.0 million during the three months ended March 31, 2025, to $18.45 billion. Total savings and demand deposit accounts decreased $172.5 million to $15.28 billion as of March 31, 2025, while total time deposits decreased $2.4 million to $3.17 billion as of March 31, 2025. The decrease in savings and demand deposits consisted of a $142.8 million decrease in interest bearing demand deposits, a $22.0 million decrease in money market deposits and a $8.7 million decrease in savings deposits, partially offset by a $1.1 million increase in non-interest-bearing demand deposits. Within total savings and demand deposits, total municipal deposits decreased $130.8 million to $3.38 billion as of March 31, 2025. Additionally, within total deposits, brokered deposits totaled $327.7 million as of March 31, 2025, compared to $251.5 million as of December 31, 2024. The decrease in time deposits consisted of a $78.6 million decrease in retail time deposits, partially offset by a $76.2 million increase in brokered time deposits.
Borrowed funds increased $315.8 million during the three months ended March 31, 2025, to $2.34 billion. The increase in borrowings was largely due to asset funding requirements. Borrowed funds represented 9.6% of total assets as of March 31, 2025, an increase from 8.4% as of December 31, 2024.
Stockholders’ equity increased $57.6 million during the three months ended March 31, 2025, to $2.66 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the three months ended March 31, 2025, common stock repurchases totaled 99,541 shares at an average cost of $18.19 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of March 31, 2025, approximately 873,000 shares remained eligible for repurchase under the current authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the three months ended March 31, 2025 and 2024, loan repayments totaled $1.72 billion and $648.8 million, respectively.
The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $2.40 billion and $3.65 billion, respectively as of March 31, 2025. Our estimated uninsured and uncollateralized deposits as of March 31, 2025 totaled $4.47 billion, or 24.2% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of March 31, 2025, was $9.81 billion. Within time deposits, approximately $352.8 million, or 11.1% was uninsured as of March 31, 2025.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.93 billion for the three months ended March 31, 2025, compared to $622.7 million for the same period in 2024. Purchases for the investment portfolio totaled $227.0 million for the three months ended March 31, 2025, compared to $422.4 million for the year ended December 31, 2024. As of March 31, 2025, the Bank had outstanding loan commitments to borrowers of $2.88 billion, including undisbursed home equity lines and personal credit lines of $404.1 million.
Total deposits decreased $175.0 million for the three months ended March 31, 2025. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.05 billion as of March 31, 2025. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
As of March 31, 2025, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2025
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$937,688	4.00%	937,688	4.00%	2,340,251	9.98%
Common equity Tier 1 risk-based capital	899,422	4.50	1,399,101	7.00	2,340,251	11.71
Tier 1 risk-based capital	1,199,229	6.00	1,698,908	8.50	2,340,251	11.71
Total risk-based capital	1,598,972	8.00	2,098,651	10.50	2,539,742	12.71

Company:
Tier 1 leverage capital	$938,333	4.00%	938,333	4.00%	2,015,937	8.59%
Common equity Tier 1 risk-based capital	898,009	4.50	1,396,903	7.00	2,015,937	10.10
Tier 1 risk-based capital	1,197,345	6.00	1,696,239	8.50	2,015,937	10.10
Total risk-based capital	1,596,460	8.00	2,095,354	10.50	2,653,109	13.29
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
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
General. The Company reported net income of $64.0 million, or $0.49 per basic and diluted share for the three months ended March 31, 2025, compared to net income of $32.1 million, or $0.43 per basic and diluted share, for the three months ended March 31, 2024.
Net income for the three months ended March 31, 2025 was negatively impacted by a $2.7 million write-down on a foreclosed property, partially offset by a $624,000 profit on fixed asset sales related to the consolidation of three branches. While there were no transaction costs with Lakeland for the 2025 period, these costs totaled $2.2 million for the three months ended March 31, 2024.
The following tables sets forth certain information for the three months ended March 31, 2025 and 2024. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$80,074	$675	4.21%	87,869	1,182	5.41%
Available for sale debt securities	2,827,699	27,621	3.89	1,673,950	10,022	2.39
Held to maturity debt securities, net (1)	320,036	1,996.00	2.50	357,246	2,268	2.54
Equity securities, at fair value	19,840	—	—	1,099	—	—
Federal Home Loan Bank stock	107,527	2,023.00	7.53	73,754	2,308	12.52
Net loans: (2)
Total mortgage loans	13,297,168	187,054.00	5.70	7,990,218	107,456	5.33
Total commercial loans	4,684,572	75,819.00	6.56	2,381,965	36,100	6.03
Total consumer loans	609,137	10,158.00	6.76	296,809	4,523	6.13
Total net loans	18,590,877	273,031.00	5.95	10,668,992	148,079	5.51
Total interest earning assets	$21,946,053	305,346	5.63	12,862,910	163,859	5.06
Non-Interest Earning Assets:
Cash and due from banks	134,205			116,563
Other assets	1,969,060			1,114,294

Total assets	$24,049,318			14,093,767
Interest Bearing Liabilities:
Demand deposits	$10,095,570	$65,433	2.63%	5,894,062	41,566	2.84%
Savings deposits	1,682,596	924.00	0.22	1,163,181	637	0.22
Time deposits	3,199,620	31,063.00	3.94	1,065,170	10,331	3.90
Total deposits	14,977,786	97,420.00	2.64	8,122,413	52,534	2.60
Borrowed funds	1,918,069	17,778.00	3.76	1,940,981	17,383	3.60
Subordinated debentures	402,037	8,420.00	8.49	10,712	272	10.23
Total interest bearing liabilities	$17,297,892	123,618.00	2.90	10,074,106	70,189	2.80
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,719,177			2,072,001
Other non-interest bearing liabilities	393,888			249,490
Total non-interest bearing liabilities	4,113,065			2,321,491
Total liabilities	21,410,957			12,395,597
Stockholders' equity	2,638,361			1,698,170
Total liabilities and stockholders' equity	$24,049,318			14,093,767
Net interest income		$181,728			93,670
Net interest rate spread			2.73%			2.26%
Net interest-earning assets	$4,648,161			2,788,804
Net interest margin (3)			3.34%			2.87%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.28x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $88.1 million to $181.7 million for the three months ended March 31, 2025, from $93.7 million for same period in 2024. Net interest income for the three months ended March 31, 2025 was favorably impacted by net assets acquired from Lakeland and accretion of purchase accounting adjustments, combined with the favorable repricing of adjustable rate loans and the originations of higher-yielding loans, partially offset by the unfavorable repricing of both deposits and borrowings.
The net interest margin increased 47 basis points to 3.34% for the quarter ended March 31, 2025, compared to 2.87% for the quarter ended March 31, 2024. The weighted average yield on interest-earning assets increased 57 basis points to 5.63% for the quarter ended March 31, 2025, compared to 5.06% for the quarter ended March 31, 2024, while the weighted average cost of interest-bearing liabilities increased 10 basis points for the quarter ended March 31, 2025, to 2.90%, compared to 2.80% for the quarter ended March 31, 2024. The average cost of interest-bearing deposits for the quarter ended March 31, 2025, was 2.64%, compared to 2.60% for the same period last year. Average non-interest-bearing demand deposits totaled $3.72 billion for the quarter ended March 31, 2025, compared to $2.07 billion for the quarter ended March 31, 2024. The average cost of total deposits, including non-interest-bearing deposits, was 2.11% for the quarter ended March 31, 2025, compared with 2.04% for the quarter ended March 31, 2024. The average cost of borrowed funds for the quarter ended March 31, 2025, was 3.76%, compared to 3.60% for the same period last year.
Interest income on loans secured by real estate increased $79.6 million to $187.1 million for the three months ended March 31, 2025, from $107.5 million for the three months ended March 31, 2024. Commercial loan interest income increased $39.7 million to $75.8 million for the three months ended March 31, 2025, from $36.1 million for the three months ended March 31, 2024. Consumer loan interest income increased $5.6 million to $10.2 million for the three months ended March 31, 2025, from $4.5 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the average balance of total loans increased $7.92 billion to $18.59 billion, compared to the same period in 2024. The average yield on total loans for the three months ended March 31, 2025, increased 44 basis points to 5.95%, from 5.51% for the same period in 2024.
Interest income on held to maturity debt securities decreased $272,000 to $2.0 million for the three months ended March 31, 2025, compared to the same period last year. Average held to maturity debt securities decreased $37.2 million to $320.0 million for the three months ended March 31, 2025, from $357.2 million for the same period in 2024.
Interest income on available for sale debt securities decreased $17,599,000 to $27.6 million for the three months ended March 31, 2025, from $10.0 million for the three months ended March 31, 2024. The average balance of available for sale debt securities increased $1.15 billion to $2.83 billion for the three months ended March 31, 2025, compared to the same period in 2024.
Dividend income on FHLBNY stock decreased $285,000 to $2.0 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024. The average balance of FHLBNY stock increased $33.8 million to $107.5 million for the three months ended March 31, 2025, compared to the same period in 2024.
The average yield on total securities increased to 3.86% for the three months ended March 31, 2025, compared with 2.87% for the same period in 2024.
Interest expense on deposit accounts increased $44.9 million to $97.4 million for the three months ended March 31, 2025, compared with $52.5 million for the three months ended March 31, 2024. The average cost of interest-bearing deposits increased to 2.64% for the three months ended March 31, 2025, from 2.60% for the three months ended March 31, 2024. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended March 31, 2025, increased $4.72 billion to $11.78 billion. Average time deposit account balances increased $2.13 billion to $3.20 billion for the three months ended March 31, 2025, from $1.07 billion for the three months ended March 31, 2024.
Interest expense on borrowed funds increased $395,000 to $17.8 million for the three months ended March 31, 2025, from $17.4 million for the three months ended March 31, 2024. The average cost of borrowings increased to 3.76% for the three months ended March 31, 2025, from 3.60% for the three months ended March 31, 2024. Average borrowings decreased $22.9 million to $1.92 billion for the three months ended March 31, 2025, from $1.94 billion for the three months ended March 31, 2024.
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

The Company recorded a $325,000 provision for credit losses on loans, compared with a $200,000 provision for credit losses on loans for the quarter ended March 31, 2024.
Non-Interest Income. Non-interest income totaled $27.0 million for the quarter ended March 31, 2025, an increase of $6.2 million, compared to the same period in 2024. Fee income increased $3.7 million to $9.7 million for the three months ended March 31, 2025, compared to the prior year quarter, primarily due to increases in deposit fee income, debit card-related fee income and commercial loan prepayment fees, resulting from the Lakeland merger. Other income increased $1.4 million to $2.2 million for the three months ended March 31, 2025, compared to the quarter ended March 31, 2024, primarily due to an increase in profit on fixed asset sales, combined with an increase in net fees on loan-level interest rate swap transactions and an increase in gains on sales of mortgage loans. Insurance agency income increased $858,000 to $5.7 million for the three months ended March 31, 2025, compared to the quarter ended March 31, 2024, largely due to an increase in contingency income and business activity, while BOLI income increased $275,000 to $2.1 million for the three months ended March 31, 2025, compared to the prior year quarter, related to the addition of Lakeland's BOLI, partially offset by a decrease in equity valuations.
Non-Interest Expense. For the three months ended March 31, 2025, non-interest expense totaled $116.3 million, an increase of $44.4 million, compared to the three months ended March 31, 2024. Compensation and benefits expense increased $22.3 million to $62.4 million for three months ended March 31, 2025, compared to $40.0 million for the same period in 2024. The increase was primarily due to the addition of Lakeland, combined with an increase in salary expense associated with Company-wide annual merit increases. Amortization of intangibles increased $8.8 million to $9.5 million for the three months ended March 31, 2024, compared to $705,000 for 2024, largely due to core deposit intangible amortization related to the addition of Lakeland. Other operating expense increased $6.1 million to $16.4 million for the three months ended March 31, 2025, compared to $10.3 million for the three months ended March 31, 2024, largely due to the addition of Lakeland and a $2.7 million write-down on a foreclosed property in the current quarter. Net occupancy expense increased $5.4 million to $13.9 million for the three months ended March 31, 2024, compared to the same period in 2024, primarily due to increased depreciation and maintenance expenses because of the addition of Lakeland. Data processing expense increased $2.8 million to $9.6 million for three months ended March 31, 2025, compared to $6.8 million for the same period in 2024. The increase in data processing expense was primarily due to increases in software service, telecommunication and core service expenses, due to the addition of Lakeland. Additionally, FDIC insurance expense increased $1.1 million to $3.4 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in the assessment rate and average assets, as a result of the addition of Lakeland. Partially offsetting these increases in non-interest expense, merger-related expenses, which completed at the end of 2024, decreased $2.2 million for the three months ended March 31, 2025, compared to the same period in 2024.
Income Tax Expense. For the three months ended March 31, 2025, the Company's income tax expense was $27.8 million with an effective tax rate of 30.3%, compared with $10.9 million with an effective tax rate of 25.3% for the three months ended March 31, 2024. The increase in tax expense for the three months ended March 31, 2025, compared with the same period last year, was largely the result of an increase in taxable income and an increase in state tax rates as a result of the May 2024 Lakeland merger, as well as a discrete item related to stock-based compensation. The increase in state tax rates is a result of the Company no longer receiving benefit of a reduced New Jersey state rate available for the Company's REIT and New Jersey investment company subsidiaries. The state of New Jersey allows certain bank subsidiaries with assets under $15 billion to benefit from the lower rate, however due to the Lakeland merger in May of 2024, the $15 billion asset threshold was crossed and the increased New Jersey rate was applicable.

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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2025 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$773,769	$(1,014)	(0.1)%
-100	774,162	(621)	(0.1)
Static	774,783	—	—
+100	771,151	(3,632)	(0.5)
+200	766,938	(7,845)	(1.0)
The interest rate risk position of the Company is slightly liability-sensitive. As a result, the preceding table indicates that, as of March 31, 2025, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.0%, or $7.8 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 0.1%, or $1.0 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31,

2025 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$3,090,161	$(240,002)	(7.2)%	12.1%	(9.7)%
-100	3,229,222	(100,941)	(3.0)	12.8	(4.4)
Flat	3,330,163	—	—	13.4	—
+100	3,367,674	37,511	1.1	13.8	2.9
+200	3,392,091	61,928	1.9	14.1	5.4
The preceding table indicates that as of March 31, 2025, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 1.9%, or $61.9 million. If rates were to decrease 200 basis points, the present value of equity would decrease 7.2%, or $240.0 million.
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
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
January 1, 2025 through January 31, 2025	—	$—	—	972,539
February 1, 2025 through February 28, 2025	—	—	—	972,539
March 1, 2025 through March 31, 2025	99,541	18.19	99,541	872,998
Total	99,541	18.19	99,541
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
(a) During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 8, 2025	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2025	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer