Form 10-Q
period 2025-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2025-08-07
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2025 there were 137,565,966 shares issued and 130,624,153 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2025 (Unaudited) and December 31, 2024
(Dollars in Thousands)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$258,925	$205,939
Available for sale debt securities, at fair value	3,019,796	2,768,915
Held to maturity debt securities, (net of $20,000 allowance as of June 30, 2025 (unaudited) and $14,000 allowance as of December 31, 2024)	308,704	327,623
Equity securities, at fair value	19,410	19,110
Federal Home Loan Bank stock	127,021	112,767
Loans held for sale	6,922	162,453
Loans held for investment	19,104,830	18,659,370
Less allowance for credit losses	187,871	193,432
Net loans	18,923,881	18,628,391
Foreclosed assets, net	963	9,473
Banking premises and equipment, net	115,709	119,622
Accrued interest receivable	92,714	91,160
Intangible assets	800,232	819,230
Bank-owned life insurance	409,949	405,893
Other assets	469,982	543,702
Total assets	$24,547,286	$24,051,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$13,812,120	$13,775,991
Savings deposits	1,628,971	1,679,667
Certificates of deposit of $250,000 or more	842,389	789,342
Other time deposits	2,425,044	2,378,813
Total deposits	18,708,524	18,623,813
Mortgage escrow deposits	50,291	42,247
Borrowed funds	2,374,660	2,020,435
Subordinated debentures	404,098	401,608
Other liabilities	302,158	362,515
Total liabilities	21,839,731	21,450,618
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,624,243 shares outstanding as of June 30, 2025 and 130,489,493 outstanding as of December 31, 2024	1,376	1,376
Additional paid-in capital	1,839,314	1,834,495
Retained earnings	1,061,897	989,111
Accumulated other comprehensive (loss) income	(103,770)	(135,355)
Treasury stock	(91,262)	(88,420)
Total stockholders’ equity	2,707,555	2,601,207
Total liabilities and stockholders’ equity	$24,547,286	$24,051,825
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Real estate secured loans	$192,792	$156,318	$379,845	$263,774
Commercial loans	78,854	58,532	154,673	94,632
Consumer loans	10,464	8,351	20,623	12,874
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	31,444	20,394	61,088	32,724
Held to maturity debt securities	1,966	2,357	3,962	4,625
Due from banks, Federal funds sold and other short-term investments	788	1,859	1,463	3,041
Total interest income	316,308	247,811	621,654	411,670
Interest expense:
Deposits	96,257	81,058	193,678	133,592
Borrowed funds	24,470	20,566	42,247	37,949
Subordinated debt	8,487	4,681	16,907	4,953
Total interest expense	129,214	106,305	252,832	176,494
Net interest income	187,094	141,506	368,822	235,176
Provision (benefit) charge for credit losses	(2,888)	69,705	(2,250)	69,385
Net interest income after provision for credit losses	189,982	71,801	371,072	165,791
Non-interest income:
Fees	10,736	8,699	20,391	14,611
Wealth management income	6,948	7,769	14,275	15,257
Insurance agency income	4,942	4,488	10,593	9,281
Bank-owned life insurance	2,585	3,323	4,678	5,140
Net gain (loss) on securities transactions	—	(2,973)	87	(2,974)
Other income	1,864	969	4,081	1,766
Total non-interest income	27,075	22,275	54,105	43,081
Non-interest expense:
Compensation and employee benefits	63,249	54,888	125,615	94,936
Net occupancy expense	13,011	11,142	26,938	19,662
Data processing expense	9,599	8,433	19,203	15,217
FDIC insurance	3,341	3,100	6,727	5,372
Amortization of intangibles	9,497	6,483	18,998	7,188
Advertising and promotion expense	1,429	1,171	2,489	2,137
Merger-related expenses	—	18,915	—	21,117
Other operating expenses	14,488	11,262	30,911	21,592
Total non-interest expense	114,614	115,394	230,881	187,221
Income (loss) before income tax expense	102,443	(21,318)	194,296	21,651
Income tax expense (benefit)	30,462	(9,833)	58,287	1,055
Net income (loss)	$71,981	$(11,485)	$136,009	$20,596
Basic earnings per share	$0.55	$(0.11)	$1.04	$0.23
Weighted average basic shares outstanding	130,484,287	102,957,521	130,405,490	89,108,775
Diluted earnings per share	$0.55	$(0.11)	$1.04	$0.23
Weighted average diluted shares outstanding	130,500,143	102,957,521	130,440,958	89,116,590

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$71,981	$(11,485)	$136,009	$20,596
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	9,145	11,561	35,931	1,604
Reclassification adjustment for losses (gains) included in net income	—	2,056	(62)	2,056
Total	9,145	13,617	35,869	3,660
Unrealized gains and losses on derivatives:
Net unrealized (losses) gains arising during the period	(699)	941	(594)	4,144
Reclassification adjustment for gains included in net income	(1,641)	(2,582)	(3,031)	(5,469)
Total	(2,340)	(1,641)	(3,625)	(1,325)
Amortization related to post-retirement obligations	(329)	(355)	(659)	(1,184)
Total other comprehensive income	6,476	11,621	31,585	1,151
Total comprehensive income	$78,457	$136	$167,594	$21,747

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2025 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2025	$1,376	$1,836,665	$1,021,266	$(110,246)	$(90,267)	$2,658,794
Net income	—	—	71,981	—	—	71,981
Other comprehensive income, net of tax	—	—	—	6,476	—	6,476
Cash dividends paid	—	—	(31,350)	—	—	(31,350)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(995)	(995)
Allocation of Stock Award Plan ("SAP") shares	—	2,649	—	—	—	2,649
Allocation of stock options	—	—	—	—	—	—
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555

For the six months ended June 30, 2025	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	136,009	—	—	136,009
Other comprehensive income, net of tax	—	—	—	31,585	—	31,585
Cash dividends paid	—	—	(63,223)	—	—	(63,223)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,842)	(2,842)
Allocation of SAP shares	—	4,802	—	—	—	4,802
Allocation of stock options	—	17	—	—	—	17
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2024	$832	$990,582	$988,480	$(151,585)	$(129,062)	$(4,085)	$(2,546)	$2,546	$1,695,162
Net loss	—	—	(11,485)	—	—	—	—	—	(11,485)
Other comprehensive income, net of tax	—	—	—	11,621	—	—	—	—	11,621
Cash dividends paid	—	—	(19,016)	—	—	—	—	—	(19,016)
Distributions from deferred comp plans	—	30	—	—	—	—	148	(148)	30
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(53)	—	—	—	(53)
Allocation of ESOP shares	—	(123)	—	—	—	812	—	—	689
Allocation of SAP shares	—	1,904	—	—	—	—	—	—	1,904
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	16	—	—	—	—	—	—	16
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646

For the six months ended June 30, 2024	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	20,596	—	—	—	—	—	20,596
Other comprehensive income, net of tax	—	—	—	1,151	—	—	—	—	1,151
Cash dividends paid	—	—	(37,159)	—	—	—	—	—	(37,159)
Distributions from deferred comp plans	—	63	—	—	—	—	296	(296)	63
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,290)	—	—	—	(1,290)
Allocation of ESOP shares	—	(181)	—	—	—	1,623	—	—	1,442
Allocation of SAP shares	—	3,425	—	—	—	—	—	—	3,425
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	44	—	—	—	—	—	—	44
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$136,009	$20,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	26,312	12,346
Provision (benefit) charge for credit losses on loans and securities	(2,319)	66,239
Provision charge for credit losses on off-balance sheet credit exposures	69	3,146
Deferred tax expense (benefit)	7,153	(1,020)
Amortization of operating lease right-of-use assets	7,015	6,398
Income on Bank-owned life insurance	(4,678)	(5,140)
Net amortization of premiums and discounts on securities	8,449	694
Accretion of net deferred loan fees	(3,012)	(3,611)
Amortization of premiums on purchased loans, net	129	100
Originations of loans held for sale	(36,107)	(5,285)
Proceeds from sales of loans held for sale	170,708	3,005
ESOP expense	—	1,442
Allocation of stock award expense	4,802	3,425
Allocation of stock option expense	17	44
Net gain on sale of loans	(1,760)	(385)
Net (gain) loss on securities transactions	(87)	2,974
Net gain on sale of premises and equipment	(624)	—
Net loss (gain) on sale of foreclosed assets	11	(203)
Increase in accrued interest receivable	(1,554)	(7,634)
Decrease (increase) in other assets	25,106	(27,968)
(Decrease) increase in other liabilities	(60,357)	48,748
Net cash provided by operating activities	275,282	117,911
Cash flows from investing activities:
Net (increase) decrease in loans	(419,566)	5,236
Purchases of loans	(321)	—
Proceeds from sales of foreclosed assets	—	426
Proceeds from maturities, calls and paydowns of held to maturity debt securities	29,424	22,908
Purchases of investment securities held to maturity	(10,928)	(15,122)
Proceeds from sales of available for sale debt securities	1,670	568,360
Proceeds from maturities, calls and paydowns of available for sale debt securities	242,868	122,363
Purchases of available for sale debt securities	(430,010)	(60,338)
Proceeds from redemption of Federal Home Loan Bank stock	185,663	121,738
Purchases of Federal Home Loan Bank stock	(199,917)	(142,589)
Cash received, net of cash consideration paid for acquisition	—	194,548
BOLI claim benefits received	906	1,356
Proceeds from sales of premises and equipment	2,348	—
Purchases of premises and equipment	(5,348)	(1,513)
Net cash (used in) provided by investing activities	(603,211)	817,373
Cash flows from financing activities:
Net increase (decrease) in deposits	84,711	(562,194)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2025	2024
Increase in mortgage escrow deposits	8,044	8,324
Cash dividends paid to stockholders	(63,223)	(37,159)
Purchase of employee restricted shares to fund statutory tax withholding	(2,842)	(1,290)
Proceeds from subordinated debentures	—	221,243
Proceeds from long-term borrowings	504,500	—
Payments on long-term borrowings	(327,702)	—
Net increase (decrease) in short-term borrowings	177,427	(453,902)
Net cash provided by (used in) financing activities	380,915	(824,978)
Net increase in cash and cash equivalents	52,986	110,306
Cash and cash equivalents at beginning of period	205,869	180,185
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	205,939	180,255
Cash and cash equivalents at end of period	257,953	290,491
Restricted cash at end of period	972	70
Total cash, cash equivalents and restricted cash at end of period	$258,925	$290,561

Cash paid during the period for:
Interest on deposits and borrowings	$248,338	$137,204
Income taxes	$56,551	$18,419
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$14,742
Initial recognition of operating lease liabilities	$—	$14,742
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$—	$1,632,107
Loans held for sale	—	1,494
Loans held for investment	—	7,889,138
Bank-owned life insurance	—	160,646
Goodwill and other intangible assets	—	400,773
Bank premises and equipment	—	60,578
Other assets	—	269,251
Total non-cash assets acquired at fair value	$—	$10,413,987

Liabilities assumed
Deposits	$—	$8,622,924
Borrowings	—	785,927
Subordinated debentures	—	180,198
Other Liabilities	—	142,708
Total liabilities assumed	$—	$9,731,757

Common stock issued for acquisitions	$—	$876,778
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for all of 2025.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2025			2024
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income (loss)	$71,981			$(11,485)
Basic earnings per share:
Income (loss) available to common stockholders	$71,981	130,484,287	$0.55	$(11,485)	102,957,521	$(0.11)
Dilutive shares		15,856			—
Diluted earnings per share:
Income (loss) available to common stockholders	$71,981	130,500,143	$0.55	$(11,485)	102,957,521	$(0.11)

	Six months ended June 30,
	2025			2024
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$136,009			$20,596
Basic earnings per share:
Income available to common stockholders	$136,009	130,405,490	$1.04	$20,596	89,108,775	$0.23
Dilutive shares		35,468			7,815
Diluted earnings per share:
Income available to common stockholders	$136,009	130,440,958	$1.04	$20,596	89,116,590	$0.23
Anti-dilutive stock options and awards as of June 30, 2025 and 2024, totaling 1.2 million shares and 1.5 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. For the three and six months ended June 30, 2025, the benefits to the provision for credit losses on loans was primarily attributable to an improved economic forecast and an overall improvement in the Company's asset quality, partially offset by an increase in specific reserves required on individually analyzed loans. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2025. The Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
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
While there were no transaction costs related to our merger with Lakeland for the 2025 period, these costs totaled $18.9 million and $21.1 million for the three and six months ended June 30, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income. Additionally, an initial Current Expected Credit Loss ("CECL") provision for credit losses of $60.1 million was recorded as part of the Lakeland merger, for the three and six months ended June 30, 2024, respectively.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the merger date, net of cash consideration paid (in thousands):

As of May 16, 2024
Assets acquired:
Cash and cash equivalents, net	$194,548
Available for sale debt securities	1,585,993
Federal Home Loan Bank stock	46,113
Loans held for sale	1,494
Loans held for investment	7,906,326
Allowance for credit losses on PCD loans	(17,188)
Loans, net	7,889,138
Bank-owned life insurance	160,646
Banking premises and equipment	60,578
Accrued interest receivable	27,241
Goodwill	180,446
Other intangibles assets	209,915
Other assets	236,481
Total assets acquired	$10,592,593

Liabilities assumed:
Deposits	$8,622,924
Mortgage escrow deposits	5,532
Borrowed funds	785,927
Subordinated debentures	166,366
Other liabilities	135,066
Total liabilities assumed	$9,715,815

Net assets acquired	$876,778
The Company finalized its review of the acquired assets and liabilities as of December 31, 2024. No adjustments to the recorded carrying values or goodwill were made as of and for the quarter ended June 30, 2025.
Note 3. Investment Securities
As of June 30, 2025, the Company had $3.02 billion and $308.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$331,283	263	(12,101)	319,445
Government-agency obligations	39,483	1,128	(50)	40,561
Mortgage-backed securities	2,537,641	12,708	(140,824)	2,409,525
Asset-backed securities	44,855	429	(353)	44,931
State and municipal obligations	119,730	467	(10,602)	109,595
Corporate obligations	93,496	4,779	(2,536)	95,739
	$3,166,488	19,774	(166,466)	3,019,796

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$348,621	317	(18,340)	330,598
Government-agency obligations	105,965	1,461	(191)	107,235
Mortgage-backed securities	2,243,725	4,982	(186,548)	2,062,159
Asset-backed securities	47,203	645	(285)	47,563
State and municipal obligations	126,766	243	(10,092)	116,917
Corporate obligations	103,415	3,958	(2,930)	104,443
	$2,975,695	11,606	(218,386)	2,768,915
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $10.5 million and $9.7 million as of June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of June 30, 2025, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2025
	Amortized cost	Fair value
Due in one year or less	$107,849	106,282
Due after one year through five years	258,931	248,809
Due after five years through ten years	110,734	110,382
Due after ten years	66,995	59,307
	$544,509	524,780
Investments which pay principal on a periodic basis totaling $2.62 billion at amortized cost and $2.50 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended June 30, 2025, no securities were sold or called from the available for sale debt securities portfolio. For the six months ended June 30, 2025, proceeds from sales on securities in the available for sale debt securities portfolio totaled $1.7 million, with gross gains of $87,000 and no losses recognized. For the three and six months ended June 30, 2024, proceeds from sales on available for sale debt securities portfolio totaled $568.4 million, with no gains and $3.0 million of losses recognized. For the three months ended June 30, 2025 no securities were called from the available for sale debt securities portfolio. For the six months ended June 30, 2025, proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.6 million with no gains or losses recognized. For the three and six months ended June 30, 2024, there were no proceeds from calls on securities in the available for sale debt securities portfolio.
The number of available for sale debt securities in an unrealized loss position as of June 30, 2025 totaled 504, compared with 646 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of June 30, 2025, was due to lower current market interest rates compared to rates as of December 31, 2024. All securities in an unrealized loss position were investment grade as of June 30, 2025.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $20,000 and $14,000, as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$8,399	—	(115)	8,284
State and municipal obligations	296,727	32	(10,120)	286,639
Corporate obligations	3,598	—	(63)	3,535
	$308,724	32	(10,298)	298,458

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	9,999	—	(292)	9,707
State and municipal obligations	311,118	689	(14,133)	297,674
Corporate obligations	6,520	—	(168)	6,352
	$327,637	689	(14,593)	313,733
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.8 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $5.2 million and $10.1 million, respectively. For the three and six months ended June 30, 2025 there were no gross gains or gross losses related to these calls on securities. For the three and six months ended June 30, 2024, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $1.2 million and $2.4 million, respectively. As to these calls on securities, for the three months ended June 30, 2024, there were no gross gains or gross losses, while for the six months ended June 30, 2024, there were no gross gains, while gross losses totaled $1,200.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of June 30, 2025 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2025
	Amortized cost	Fair value
Due in one year or less	$50,292	50,125
Due after one year through five years	158,612	157,107
Due after five years through ten years	83,208	78,181
Due after ten years	16,612	13,045
	$308,724	298,458

The allowance for credit losses on held to maturity debt securities as of June 30, 2025 and December 31, 2024 was $20,000 and $14,000, respectively, and are excluded from amortized cost in the table above.
The number of held to maturity debt securities in an unrealized loss position as of June 30, 2025 totaled 420, compared with 512 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of June 30, 2025, was due to lower current market interest rates compared to rates as of December 31, 2024.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of June 30, 2025 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$8,399	—	—	—	—	8,399
State and municipal obligations	45,144	219,904	21,601	—	10,078	296,727
Corporate obligations	—	575	3,023		—	3,598
	$53,543	220,479	24,624	—	10,078	308,724

	December 31, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	9,999	—	—	—	—	9,999
State and municipal obligations	44,821	234,212	28,735	—	3,350	311,118
Corporate obligations	501	2,013	3,981	—	25	6,520
	$55,321	236,225	32,716	—	3,375	327,637

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of June 30, 2025, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 71% rated AA, 8% rated A, and less than 3% either below an A rating or not rated by Moody’s or Standard and Poor’s. Securities not explicitly rated, such as U.S. government issued mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,313,904	7,228,078
Multi-family	3,517,509	3,382,933
Construction	751,914	823,503
Residential	1,985,355	2,010,637
Total mortgage loans	13,568,682	13,445,151
Commercial loans	4,929,022	4,608,600
Consumer loans	617,190	613,819
Total gross loans	19,114,894	18,667,570
Premiums on purchased loans	1,308	1,338
Net deferred fees	(11,372)	(9,538)
Total loans	$19,104,830	18,659,370
Accrued interest on loans totaled $79.5 million and $78.5 million as of June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	June 30, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$129	347	42,828	—	43,304	7,270,600	7,313,904	36,003
Multi-family	—	431	6,143	—	6,574	3,510,935	3,517,509	6,143
Construction	—	—	18,901	—	18,901	733,013	751,914	18,901
Residential	5,541	3,816	7,209	—	16,566	1,968,789	1,985,355	7,209
Total mortgage loans	5,670	4,594	75,081	—	85,345	13,483,337	13,568,682	68,256
Commercial loans	997	4,389	30,531	—	35,917	4,893,105	4,929,022	18,260
Consumer loans	1,592	699	1,547	—	3,838	613,352	617,190	1,547
Total gross loans	$8,259	9,682	107,159	—	125,100	18,989,794	19,114,894	88,063

	December 31, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$8,538	3,954	20,883	—	33,375	7,194,703	7,228,078	13,575
Multi-family	—	—	7,498	—	7,498	3,375,435	3,382,933	7,498
Construction	—	—	13,246	—	13,246	810,257	823,503	13,246
Residential	6,388	5,049	4,535	—	15,972	1,994,665	2,010,637	4,535
Total mortgage loans	14,926	9,003	46,162	—	70,091	13,375,060	13,445,151	38,854
Commercial loans	3,026	1,117	24,243	—	30,868	4,577,732	4,608,600	15,164
Consumer loans	3,152	856	1,656	—	5,664	608,155	613,819	1,656
Total gross loans	$21,104	10,976	72,061	—	106,623	18,560,947	18,667,570	55,674
There were no non-accrual or past due loans held for sale as of June 30, 2025. As of December 31, 2024, total non-accrual loans held for sale, which are not in the tables above totaled $2.4 million. Additionally, as of December 31, 2024, total past due loans held for sale, including non-accrual loans held for sale, totaled $4.8 million. Included in loans held for investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $107.2 million and $72.1 million as of June 30, 2025 and December 31, 2024, respectively. Included in non-accrual loans were $41.7 million and $24.6 million of loans which were less than 90 days past due as of June 30, 2025 and December 31, 2024, respectively. There were no loans 90 days or greater past due and still accruing interest as of June 30, 2025 and December 31, 2024.
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2025
Balance at beginning of period	$140,683	45,901	5,186	191,770
Provision (benefit) charge to operations	(8,233)	5,582	1	(2,650)
Recoveries of loans previously charged-off	41	75	113	229
Loans charged-off	(1,044)	(330)	(104)	(1,478)
Balance at end of period	$131,447	51,228	5,196	187,871

2024
Balance at beginning of period	$65,890	38,292	2,247	106,429
Provision charge to operations	58,790	5,038	2,226	66,054
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Recoveries of loans previously charged-off	4	825	134	963
Loans charged-off	—	(2,222)	(81)	(2,303)
Balance at end of period	$135,312	48,003	5,016	188,331

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision (benefit) charge to operations	(12,054)	9,758	(29)	(2,325)
Recoveries of loans previously charged-off	847	354	304	1,505
Loans charged-off	(1,933)	(2,526)	(282)	(4,741)
Balance at end of period	$131,447	51,228	5,196	187,871

2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Provision charge to operations	51,210	12,963	2,081	66,254
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Recoveries of loans previously charged-off	67	1,512	279	1,858
Loans charged-off	—	(4,017)	(152)	(4,169)
Balance at end of period	$135,312	48,003	5,016	188,331
For the three and six months ended June 30, 2025, the Company recorded a $2.7 million and a $2.3 million benefit to the provision for credit losses on loans, respectively. The benefit to the provision for credit losses on loans in the quarter was primarily attributable to an improved economic forecast and an overall improvement in the Company's asset quality, partially offset by an increase in specific reserves required on individually analyzed loans. For the three and six months ended June 30, 2025, net charge-offs totaled $1.2 million and $3.2 million, respectively.

The following table summarizes the Company's gross charge-offs recorded during the three months ended June 30, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	977	977
Multi-family	—	—	—	—	—	67	67
Total mortgage loans	—	—	—	—	—	1,044	1,044
Commercial loans	—	—	39	231	60	—	330
Consumer loans (1)	6	3	—	—	—	10	19
Total gross loans	$6	3	39	231	60	1,054	1,393
(1) During the three months ended June 30, 2025, charge-offs on consumer overdraft accounts totaled $85,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the six months ended June 30, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	358	—	1,508	1,866
Multi-family	—	—	—	—	—	67	67
Total mortgage loans	—	—	—	358	—	1,575	1,933
Commercial loans	—	—	39	2,362	125	—	2,526
Consumer loans (1)	18	13	12	3	—	37	83
Total gross loans	$18	13	51	2,723	126	1,611	4,542
(1) During the six months ended June 30, 2025, charge-offs on consumer overdraft accounts totaled $199,000, which are not included in the table above.
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
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of June 30, 2025, there were 29 loans totaling $92.7 million, compared to 26 loans totaling $55.4 million as of December 31, 2024, that were individually evaluated for impairment.
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
For loans deemed collateral-dependent as defined above, the fair value is based on the underlying collateral. As of June 30, 2025 and December 31, 2024, the Company had collateral-dependent loans with fair values of $79.6 million and $11.0 million secured by commercial real estate, respectively.
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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 (in thousands):

	For the three months ended June 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$—	—	10,918	0.15%
Total mortgage loans	—	—	10,918	0.08%
Commercial loans	158	—	—	0.003%
Total gross loans	$158	—	10,918	0.06%

	For the six months ended June 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$2,984	—	11,945	0.20%
Total mortgage loans	2,984	—	11,945	0.11%
Commercial loans	1,302	—	603	0.04%
Total gross loans	$4,286	—	12,548	0.09%
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 (in thousands):

	For the three months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans
Commercial loans	$—	—	1,609	0.03%
Total gross loans	$—	—	1,609	0.01%

	For the six months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans
Commercial loans	$—	—	8,796	0.19%
Total gross loans	$—	—	8,796	0.05%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	33	0.13%
Total mortgage loans	33	0.13%
Commercial loans	20	—%
Total gross loans	23	0.08%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	18	0.44%
Total mortgage loans	18	0.44%
Commercial loans	12	(0.20)%
Total gross loans	15	0.08%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Commercial loans	3	1.25%
Total gross loans	3	1.25%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2024 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Commercial loans	1	1.63%
Total gross loans	1	1.63%
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and six months ended June 30, 2025 and June 30, 2024, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2025 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$20,445	—	—	—	—	20,445
Multi-family	736	—	—	—	85	821
Total mortgage loans	21,182	—	—	—	85	21,267
Commercial loans	2,058	—	—	—	158	2,216
Total gross loans	$23,240	—	—	—	243	23,483
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total
Commercial loans	$8,796	—	—	—	—	$8,796
Total gross loans	$8,796	—	—	—	—	$8,796
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as Purchase Credit Deteriorated ("PCD") loans. As of June 30, 2025, the balance of PCD loans totaled $559.4 million with a related allowance for credit losses of $13.9 million. The balance of PCD loans as of December 31, 2024 was $620.4 million with a related allowance for credit losses of $15.2 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2025 and December 31, 2024 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of June 30, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	3,647	20,532	50,197	33,308	138	—	113,835
Substandard	7,890	—	67	7,710	11,573	77,765	4,322	—	109,327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	13,903	—	3,714	28,242	61,770	111,073	4,460	—	223,162
Pass/Watch	317,137	336,705	916,376	1,554,791	932,579	2,838,927	184,253	9,974	7,090,742

Total Commercial Mortgage	$331,040	336,705	920,090	1,583,033	994,349	2,950,000	188,713	9,974	7,313,904

Multi-family
Special mention	$—	—	—	—	—	7,696	—	—	7,696
Substandard	—	—	1,501	505	1,043	6,323	—	—	9,372
Doubtful	—		—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,501	505	1,043	14,019	—	—	17,068
Pass/Watch	253,106	327,192	477,281	722,878	377,553	1,326,242	14,652	1,537	3,500,441
Total Multi-Family	$253,106	327,192	478,782	723,383	378,596	1,340,261	14,652	1,537	3,517,509

Construction
Special mention	$—	—	—	6,639	—	—	—	—	6,639
Substandard	—	—	12,078	—	6,824	—	—	—	18,902
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	12,078	6,639	6,824	—	—	—	25,541
Pass/Watch	22,509	178,694	274,248	172,143	77,077	1,702	—	—	726,373
Total Construction	$22,509	178,694	286,326	178,782	83,901	1,702	—	—	751,914

Residential (1)
Special mention	$—	—	1,847	547	—	1,423	—	—	3,817
Substandard	—	553	2,496	1,148	1,100	1,912	—	—	7,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	553	4,343	1,695	1,100	3,335	—	—	11,026
Pass/Watch	58,265	131,691	336,883	412,451	323,596	711,443	—	—	1,974,329
Total Residential	$58,265	132,244	341,226	414,146	324,696	714,778	—	—	1,985,355

Total Mortgage

	Gross Loans Held for Investment by Year of Origination as of June 30, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$6,013	—	5,494	27,718	50,197	42,427	138	—	131,987
Substandard	7,890	553	16,142	9,363	20,540	86,000	4,322	—	144,810
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	13,903	553	21,636	37,081	70,737	128,427	4,460	—	276,797
Pass/Watch	651,017	974,282	2,004,788	2,862,263	1,710,805	4,878,314	198,905	11,511	13,291,885
Total Mortgage	$664,920	974,835	2,026,424	2,899,344	1,781,542	5,006,741	203,365	11,511	13,568,682

Commercial
Special mention	$179	542	11,429	4,785	9,987	55,071	25,448	1,087	108,528
Substandard	—	162	4,767	70,791	27,623	44,767	29,547	2,851	180,508
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	179	704	16,196	75,576	37,610	99,838	54,995	3,938	289,036
Pass/Watch	340,052	675,436	365,161	696,796	351,234	1,028,362	1,118,497	64,448	4,639,986
Total Commercial	$340,231	676,140	381,357	772,372	388,844	1,128,200	1,173,492	68,386	4,929,022

Consumer (1)
Special mention	$—	33	—	—	—	94	591	51	769
Substandard	—	—	—	—	—	519	764	57	1,340
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	33	—	—	—	613	1,355	108	2,109
Pass/Watch	18,592	29,944	40,922	55,435	36,696	97,096	320,552	15,844	615,081
Total Consumer	$18,592	29,977	40,922	55,435	36,696	97,709	321,907	15,952	617,190

Total Loans
Special mention	$6,192	575	16,923	32,503	60,184	97,592	26,177	1,138	241,284
Substandard	7,890	715	20,909	80,154	48,163	131,286	34,633	2,908	326,658
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	14,082	1,290	37,832	112,657	108,347	228,878	60,810	4,046	567,942
Pass/Watch	1,009,661	1,679,662	2,410,871	3,614,494	2,098,735	6,003,772	1,637,954	91,803	18,546,952
Total Gross Loans	$1,023,743	1,680,952	2,448,703	3,727,151	2,207,082	6,232,650	1,698,764	95,849	19,114,894
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$262	4,377	10,150	9,127	14,569	69,525	4,461	—	112,471

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Substandard	3,044	73	10,952	—	21,051	50,870	—	—	85,990
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,306	4,450	21,102	9,127	35,620	120,395	4,461	—	198,461
Pass/Watch	417,991	904,924	1,623,911	997,658	884,295	2,063,646	126,297	10,895	7,029,617
Total Commercial Mortgage	$421,297	909,374	1,645,013	1,006,785	919,915	2,184,041	130,758	10,895	7,228,078

Multi-family
Special mention	$—	—	—	—	—	16,472	—	—	16,472
Substandard	—	1,560	—	1,043	—	5,439	—	—	8,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,560	—	1,043	—	21,911	—	—	24,514
Pass/Watch	363,254	478,184	701,811	460,979	460,161	882,291	10,181	1,558	3,358,419
Total Multi-Family	$363,254	479,744	701,811	462,022	460,161	904,202	10,181	1,558	3,382,933

Construction
Special mention	$—	1,064	—	—	—	—	—	—	1,064
Substandard	—	—	—	12,346	—	—	—	—	12,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,064	—	12,346	—	—	—	—	13,410
Pass/Watch	104,009	309,034	260,190	110,100	24,017	2,743	—	—	810,093
Total Construction	$104,009	310,098	260,190	122,446	24,017	2,743	—	—	823,503

Residential (1)
Special mention	$403	1,356	344	—	—	2,836	—	—	4,939
Substandard	—	764	689	1,119	—	1,963	—	—	4,535
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	2,120	1,033	1,119	—	4,799	—	—	9,474
Pass/Watch	140,382	348,493	428,269	333,150	276,703	474,166	—	—	2,001,163
Total Residential	$140,785	350,613	429,302	334,269	276,703	478,965	—	—	2,010,637

Total Mortgage
Special mention	$665	6,797	10,494	9,127	14,569	88,833	4,461	—	134,946
Substandard	3,044	2,397	11,641	14,508	21,051	58,272	—	—	110,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	3,709	9,194	22,135	23,635	35,620	147,105	4,461	—	245,859
Pass/Watch	1,025,636	2,040,635	3,014,181	1,901,887	1,645,176	3,422,846	136,478	12,453	13,199,292
Total Mortgage	$1,029,345	2,049,829	3,036,316	1,925,522	1,680,796	3,569,951	140,939	12,453	13,445,151

Commercial
Special mention	$298	2,612	3,084	5,804	9,493	26,924	20,030	4,761	73,006
Substandard	6,887	5,023	62,028	28,208	23,130	21,170	31,787	1,746	179,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	7,185	7,635	65,112	34,012	32,623	48,094	51,817	6,507	252,985
Pass/Watch	747,299	427,445	697,899	390,770	256,421	678,154	1,089,408	68,219	4,355,615
Total Commercial	$754,484	435,080	763,011	424,782	289,044	726,248	1,141,225	74,726	4,608,600

Consumer (1)
Special mention	$—	—	3	—	124	109	725	—	961
Substandard	—	95	—	9	—	321	950	—	1,375
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	95	3	9	124	430	1,675	—	2,336
Pass/Watch	31,975	45,605	59,669	40,080	9,433	83,728	327,107	13,886	611,483
Total Consumer	$31,975	45,700	59,672	40,089	9,557	84,158	328,782	13,886	613,819

Total Loans
Special mention	$963	9,409	13,581	14,931	24,186	115,866	25,216	4,761	208,913
Substandard	9,931	7,515	73,669	42,725	44,181	79,763	32,737	1,746	292,267
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,894	16,924	87,250	57,656	68,367	195,629	57,953	6,507	501,180
Pass/Watch	1,804,910	2,513,685	3,771,749	2,332,737	1,911,030	4,184,728	1,552,993	94,558	18,166,390
Total Gross Loans	$1,815,804	2,530,609	3,858,999	2,390,393	1,979,397	4,380,357	1,610,946	101,065	18,667,570
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 5. Deposits
Deposits as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Savings	$1,628,971	1,679,667
Money market	3,416,772	3,364,564
Negotiable Order of Withdrawal ("NOW") (1)	6,643,324	6,622,642
Non-interest bearing	3,752,024	3,788,785
Certificates of deposit (2)	3,267,433	3,168,155
Total deposits	$18,708,524	18,623,813
(1) Our insured cash sweep product totaled $1.13 billion and $1.16 billion as of June 30, 2025 and December 31, 2024, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $842.4 million and $789.0 million as of June 30, 2025 and December 31, 2024, respectively. Additionally, reciprocal Certificate of Deposit Account Registry Service product totaled $2.4 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.
Within total deposits, brokered deposits totaled $763.2 million and $255.0 million as of June 30, 2025 and December 31, 2024, respectively.
Note 6. Borrowed Funds
Borrowed funds as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$98,519	113,224
FHLBNY line of credit	378,000	385,000
FHLBNY advances	1,895,295	1,518,497
Purchase accounting adjustment on borrowed funds	2,846	3,714
Total borrowed funds	$2,374,660	2,020,435
Total long-term borrowings totaled $614.8 million and $513.9 million as of June 30, 2025 and December 31, 2024, respectively, while total short-term borrowings totaled $1.76 billion and $1.51 billion for the same periods.
As of June 30, 2025, FHLBNY advances were at fixed rates and mature between July 2025 and May 2030, and as of December 31, 2024, FHLBNY advances were at fixed rates with maturities between January 2025 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland merger as of June 30, 2025 are as follows (in thousands):

2025
Due in one year or less	$1,136,350
Due after one year through two years	386,945
Due after two years through three years	450,000
Due after three years through four years	200,000
Due after four years through five years	100,000
Thereafter	—
Purchase accounting adjustment on borrowed funds	2,846
Total FHLBNY advances and overnight borrowings	$2,276,141
Scheduled maturities of securities sold under repurchase agreements as of June 30, 2025 are as follows (in thousands):

2025
Due in one year or less	$98,519
Thereafter	—
Total securities sold under repurchase agreements	$98,519
The following tables set forth certain information as to borrowed funds for the periods ended June 30, 2025 and December 31, 2024 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
June 30, 2025
Securities sold under repurchase agreements	$117,946	111,631	2.16%
FHLBNY overnight borrowings	704,000	355,525	4.54
FHLBNY advances	2,368,897	1,735,392	3.94
December 31, 2024
Securities sold under repurchase agreements	$117,323	102,043	2.03%
FHLBNY overnight borrowings	567,000	115,902	5.45
FHLBNY advances	1,518,497	1,290,836	3.41
FRBNY BTFP Borrowing	550,000	472,077	4.78
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of June 30, 2025 and December 31, 2024, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.40 billion and $1.12 billion, respectively.
Interest expense on borrowings for the three and six months ended June 30, 2025 amounted to $24.8 million and $43.1 million, respectively, while amortization expense related to purchase accounting adjustments for the three and six months ended June 30, 2025 amounted to a benefit of $316,000 and $868,000, respectively. Interest expense on borrowings for the three and six months ended June 30, 2024 amounted to $20.8 million and $38.2 million, respectively, while amortization expense related to purchase accounting for the three and six months ended June 30, 2024 amounted to a benefit of $291,000 and $307,000, respectively.
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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2025 and 2024 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	—	1	3	$—	—	2	6
Interest cost	299	289	148	135	598	578	296	270
Expected return on plan assets	(825)	(778)	—	—	(1,650)	(1,556)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	—	14	(459)	(530)	—	28	(918)	(1,060)
Net periodic (decrease) in benefit cost	$(526)	(475)	(310)	(392)	$(1,052)	(950)	(620)	(784)
In its consolidated financial statements for the year ended December 31, 2024, the Company previously disclosed that it does not expect to contribute to the pension plan in 2025. As of June 30, 2025, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2025 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.
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
As of June 30, 2025, $2.3 million was recorded in total contingent litigation reserves.

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
For the three and six months ended June 30, 2025, the Company recorded a $241,000 provision benefit and a $69,000 provision charge for credit losses for off-balance sheet credit exposures, respectively. For the three and six months ended June 30, 2024, the Company recorded a $3.7 million and a $3.1 million provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $7.5 million as of June 30, 2025 and $7.4 million as of December 31, 2024, and is included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2025 and December 31, 2024.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities by benchmarking to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services have generally not resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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
The fair value of the Company's derivatives is determined by using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2025 and December 31, 2024.
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
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs, which range between 5% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for credit losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements as of June 30, 2025 or December 31, 2024.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$319,445	319,445	—	—
Government-agency obligations	40,561	—	40,561	—
Mortgage-backed securities	2,409,525	—	2,409,525	—
Asset-backed securities	44,931	—	44,931	—
State and municipal obligations	109,595	—	109,595	—
Corporate obligations	95,739	—	95,739	—
Total available for sale debt securities	3,019,796	319,445	2,700,351	—
Equity securities	19,410	19,410	—	—
Derivative assets	122,776	—	122,776	—
	$3,161,982	338,855	2,823,127	—

Derivative liabilities	$124,183	—	124,183	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$79,624	—	—	79,624
Foreclosed assets	963	—	—	963
	$80,587	—	—	80,587

	Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	—	—
Government-agency obligations	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	—	47,563	—
State and municipal obligations	116,917	—	116,917	—
Corporate obligations	104,443	—	104,443	—
Total available for sale debt securities	2,768,915	330,598	2,438,317	—
Equity Securities	19,110	19,110	—	—
Derivative assets	188,940	—	188,940	—
	$2,976,965	349,708	2,627,257	—

Derivative liabilities	$172,601	—	172,601	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,023	—	—	11,023
Foreclosed assets	9,473	—	—	9,473
	$20,496	—	—	20,496

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of June 30, 2025 and December 31, 2024, $972,000 and $70,000, respectively, were included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
Held to Maturity Debt Securities
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities by benchmarking to comparable securities. Management evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services have generally not resulted in an adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2025 and December 31, 2024. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of June 30, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,925	258,925	258,925	—	—
Available for sale debt securities:
U.S. Treasury obligations	$319,445	319,445	319,445	—	—
Government-agency obligations	40,561	40,561	—	40,561	—
Mortgage-backed securities	2,409,525	2,409,525	—	2,409,525	—
Asset-backed securities	44,931	44,931	—	44,931	—
State and municipal obligations	109,595	109,595	—	109,595	—
Corporate obligations	95,739	95,739	—	95,739	—
Total available for sale debt securities	$3,019,796	3,019,796	319,445	2,700,351	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	8,399	8,284	—	8,284	—
State and municipal obligations	296,708	286,639	—	286,639	—
Corporate obligations	3,597	3,535	—	3,535	—
Total held to maturity debt securities, net of allowance for credit losses	$308,704	298,458	—	298,458	—
FHLBNY stock	127,021	127,021	127,021	—	—
Equity securities	19,410	19,410	19,410	—	—
Loans, net of allowance for credit losses	18,923,881	18,938,930	—	—	18,938,930
Derivative assets	122,776	122,776	—	122,776	—

Financial liabilities:
Deposits other than certificates of deposits	$15,441,091	15,441,091	15,441,091	—	—
Certificates of deposit	3,267,433	3,264,245	—	3,264,245	—
Total deposits	$18,708,524	18,705,336	15,441,091	3,264,245	—
Borrowings	2,374,660	2,377,095	—	2,377,095	—
Subordinated debentures	404,098	423,780	—	423,780	—
Derivative liabilities	124,183	124,183	—	124,183	—

		Fair Value Measurements as of December 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$205,939	205,939	205,939	—	—
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	330,598	—	—
Government-agency obligations	107,235	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	47,563	—	47,563	—
State and municipal obligations	116,917	116,917	—	116,917	—
Corporate obligations	104,443	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	2,768,915	330,598	2,438,317	—
Held to maturity debt securities:
Government-agency obligations	9,999	9,707	—	9,707	—
State and municipal obligations	311,106	297,674	—	297,674	—
Corporate obligations	6,518	6,352	—	6,352	—
Total held to maturity debt securities	$327,623	313,733	—	313,733	—
FHLBNY stock	112,767	112,767	112,767	—	—
Equity securities	19,110	19,110	19,110	—	—
Loans, net of allowance for credit losses	18,628,391	18,442,167	—	—	18,442,167
Derivative assets	188,940	188,940	—	188,940	—

Financial liabilities:
Deposits other than certificates of deposits	$15,455,658	15,455,658	15,455,658	—	—
Certificates of deposit	3,168,155	3,168,216	—	3,168,216	—
Total deposits	$18,623,813	18,623,874	15,455,658	3,168,216	—
Borrowings	2,020,435	2,017,013	—	2,017,013	—
Subordinated debentures	401,608	423,675	—	423,675	—
Derivative liabilities	172,601	172,601	—	172,601	—

Note 12. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$17,700	(8,555)	9,145	16,718	(5,157)	11,561
Reclassification adjustment for losses included in net income	—	—	—	2,973	(917)	2,056
Total	17,700	(8,555)	9,145	19,691	(6,074)	13,617
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	(976)	277	(699)	1,361	(420)	941
Reclassification adjustment for (gains) included in net income	(2,289)	648	(1,641)	(3,734)	1,152	(2,582)
Total	(3,265)	925	(2,340)	(2,373)	732	(1,641)
Amortization related to post-retirement obligations	(459)	130	(329)	(514)	159	(355)
Total other comprehensive income (loss)	$13,976	(7,500)	6,476	16,804	(5,183)	11,621

	Six months ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$60,175	(24,244)	35,931	2,319	(715)	1,604
Reclassification adjustment for (gains) losses included in net income	(87)	25	(62)	2,973	(917)	2,056
Total	60,088	(24,219)	35,869	5,292	(1,632)	3,660
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	(829)	235	(594)	5,993	(1,849)	4,144
Reclassification adjustment for (gains) included in net income	(4,229)	1,198	(3,031)	(7,909)	2,440	(5,469)
Total	(5,058)	1,433	(3,625)	(1,916)	591	(1,325)
Amortization related to post-retirement obligations	(919)	260	(659)	(1,712)	528	(1,184)
Total other comprehensive income (loss)	$54,111	(22,526)	31,585	1,664	(513)	1,151

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended June 30,
	2025				2024
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of March 31,	$(117,837)	5,817	1,774	(110,246)	(164,446)	3,108	9,753	(151,585)
Current - period other comprehensive income (loss)	9,145	(329)	(2,340)	6,476	13,617	(355)	(1,641)	11,621
Balance as of June 30,	$(108,692)	5,488	(566)	(103,770)	(150,829)	2,753	8,112	(139,964)

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the six months ended June 30,
	2025				2024
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31,	$(144,561)	6,147	3,059	(135,355)	(154,489)	3,937	9,437	(141,115)
Current - period other comprehensive income (loss)	35,869	(659)	(3,625)	31,585	3,660	(1,184)	(1,325)	1,151
Balance as of June 30,	$(108,692)	5,488	(566)	(103,770)	(150,829)	2,753	8,112	(139,964)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2025	2024
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$—	2,973	Net loss on securities transactions
	—	(917)	Income tax expense
	$—	2,056	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$2,289	(3,734)	Interest expense
	(648)	1,152	Income tax expense
	$1,641	(2,582)

Post-retirement obligations:
Amortization of actuarial gains	$(459)	(514)	Compensation and employee benefits (1)
	130	159	Income tax expense
	$(329)	(355)	Net of tax

Total reclassifications	$1,312	(881)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the six months ended September 30,		Affected line item in the Consolidated Statement of Income
	2025	2024
Details of AOCI:
Available for sale debt securities:
Realized net losses on the sale of securities available for sale	$87	2,973	Net loss on securities transactions
	(25)	(917)	Income tax expense
	$62	2,056	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$4,229	(7,909)	Interest expense
	1,198	2,440	Income tax expense
	$5,427	(5,469)

Post-retirement obligations:
Amortization of actuarial gains	$(919)	(1,030)	Compensation and employee benefits (1)
	260	318	Income tax expense
	$(659)	(712)	Net of tax

Total reclassifications	$4,830	(4,125)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2025 and December 31, 2024, the Company had 460 and 482 loan related interest rate swaps with aggregate notional amounts of $4.39 billion and $4.54 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of June 30, 2025, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For June 30, 2025 and December 31, 2024, the Company had 10 and 9 credit derivatives, respectively, with aggregate notional amounts of $99.9 million and $79.2 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of June 30, 2025 and December 31, 2024, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $2.0 million will be reclassified as a reduction to interest expense. As of June 30, 2025, the Company had nine outstanding interest rate derivatives with an aggregate notional amount of $650.0 million that were each designated as a cash flow hedge of interest rate risk, compared to six outstanding interest rate derivatives with an aggregate notional amount of $300.0 million, as of December 31, 2024.
The Company is a party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should the Company be in default. The total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of June 30, 2025 and December 31, 2024 (in thousands).

	Fair Values of Derivative Instruments as of June 30, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,193,432	Other assets	$122,243	$2,193,432	Other liabilities	$122,502
Credit contracts	33,524	Other assets	15	66,372	Other liabilities	—
Total derivatives not designated as a hedging instrument			122,258			122,502

Derivatives designated as a hedging instrument:
Interest rate products	325,000	Other assets	1,799	325,000	Other liabilities	2,265
Total gross derivative amounts recognized on the balance sheet			124,057			124,767

Netting Adjustments			214			1,187

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$123,843			$123,580

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$8,330			$8,330
Cash collateral - institutional counterparties			108,346			—
Net derivatives not offset			$7,167			$115,250

	Fair Values of Derivative Instruments as of December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,272,162	Other assets	$174,196	$2,272,162	Other liabilities	$174,344
Credit contracts	11,662	Other assets	—	67,560	Other liabilities	—
Total derivatives not designated as a hedging instrument			174,196			174,344

Derivatives designated as a hedging instrument:
Interest rate products	225,000	Other assets	5,136	75,000	Other liabilities	204
Total gross derivative amounts recognized on the balance sheet			179,332			174,548

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$179,332			$174,548

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,255			$2,255
Cash collateral - institutional counterparties			174,904			—
Net derivatives not offset			$2,173			$172,293
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended June 30, 2025 and December 31, 2024.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2025 and 2024 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2025	June 30, 2024
Derivatives not designated as a hedging instrument:
Interest rate products	Other (loss) income	$(24)	21
Credit contracts	Other (loss) income	(118)	(6)
Total		$(142)	15

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(2,289)	(3,734)
Total		$(2,289)	(3,734)

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2025	June 30, 2024
Derivatives not designated as a hedging instrument:
Interest rate products	Other (loss) income	$(111)	117
Credit contracts	Other (loss) income	(118)	(9)
Total		$(229)	108

Derivatives designated as a hedging instrument:
Interest rate products	Interest (benefit) expense	$(4,229)	(7,909)
Total		$(4,229)	(7,909)
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
As of June 30, 2025, the Company had six dealer counterparties, of which, the Company was in a net asset position with respect to five of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and six months ended June 30, 2025, the out-of-scope revenue related to financial instruments was 92.1% and 92.0% of the Company's total revenue, compared to 91.8% and 90.5% for the three and six months ended June 30, 2024, respectively. Revenue generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,948	7,769	14,275	15,257
Insurance agency income	4,942	4,488	10,593	9,281
Banking service charges and other fees:
Service charges on deposit accounts	5,104	4,208	9,847	7,524
Debit card and ATM fees	1,283	1,174	2,431	1,861
Total banking service charges and other fees	6,387	5,382	12,278	9,385
Total in-scope non-interest income	18,277	17,639	37,146	33,923
Total out-of-scope non-interest income	8,798	4,636	16,959	9,158
Total non-interest income	$27,075	22,275	54,105	43,081
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

Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	Classification	June 30, 2025	December 31, 2024
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$57,766	62,258
Lease Liabilities:
Operating lease liabilities	Other liabilities	$60,684	65,226
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
As of June 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 7.0 years and 3.24%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024
Lease Costs
Operating lease cost	$3,471	3,771
Variable lease cost	934	705
Total lease cost	$4,405	4,476

	Six months ended June 30, 2025	Six months ended June 30, 2024
Lease Costs
Operating lease cost	$7,015	6,398
Variable lease cost	2,041	1,491
Total lease cost	$9,056	7,889

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating cash flows from operating leases	$6,866	5,698

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2025	$6,604
2026	12,046
2027	10,514
2028	8,985
2029	7,673
Thereafter	22,279
Total future minimum lease payments	68,101
Amounts representing interest	7,417
Present value of net future minimum lease payments	$60,684
Note 16. Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations. Pursuant to FASB ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company's Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer. The CODM uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. The Company generates revenue from several business channels. Those streams are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
The following table represents segment information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income on loans	$282,110	223,201	555,141	371,280
Interest income on cash and debt securities	34,198	24,610	66,513	40,390
Total interest income	316,308	247,811	621,654	411,670
Total interest expense	129,214	106,305	252,832	176,494
Net interest income	187,094	141,506	368,822	235,176

Provision for credit losses	(2,888)	69,705	(2,250)	69,385
Net interest income after provision	189,982	71,801	371,072	165,791

Non-interest income:
Wealth management income	6,948	7,769	14,275	15,257
Insurance Agency Income	4,942	4,488	10,593	9,281
Other non-interest income (1)	15,185	10,018	29,237	18,543
Total non-interest income	27,075	22,275	54,105	43,081

Non-interest expense:
Compensation and employee benefits	63,249	54,888	125,615	94,936
Net occupancy expense	13,011	11,142	26,938	19,662
Data processing expense	9,599	8,433	19,203	15,217
Other non-interest expense (2)	28,755	40,931	59,125	57,406
Total non-interest expense	114,614	115,394	230,881	187,221

Income tax expense	30,462	(9,833)	58,287	1,055

Net income	$71,981	(11,485)	136,009	20,596

(1) Other non-interest income items include fees and commissions, BOLI and other miscellaneous income.
(2) Other non-interest expense items include merger-related expenses in the prior year, amortization of intangibles and other miscellaneous expenses.
Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position.
Note 17. Subsequent Events
The Company has evaluated any additional subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that there were no other significant events identified requiring recognition or disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government, tariffs, the effects of the recent turmoil in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and the impact of a potential shutdown of the federal government.
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
Under the merger agreement, each share of Lakeland common stock was converted into the right to receive 0.8319 shares of the Company's common stock, a total of 54,356,954 shares converted, plus cash in lieu of fractional shares. The total consideration paid for the acquisition of Lakeland was $876.8 million. In connection with the acquisition, Lakeland Bank, a wholly-owned subsidiary of Lakeland, was merged with and into the Bank.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $190.9 million and was recorded as goodwill. ASC 805 provides for a period of time during which the acquirer may adjust the provisional amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values, referred to as the "measurement period." Adjustments during the measurement period are not limited to just those relating to assets acquired and liabilities assumed but apply to all aspects of business combination accounting (e.g., the consideration transferred). Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASC 805, during

2024 the Company recorded a measurement period adjustment and decreased goodwill by $10.5 million to $180.4 million, related to finalizing the valuation.
While there were no merger-related expenses with Lakeland for the 2025 period, these costs totaled $18.9 million and $21.1 million for the three and six months ended June 30, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income. Additionally, an initial CECL provision for credit losses of $60.1 million was recorded as part of the Lakeland merger, for the three and six months ended June 30, 2024, respectively.
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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total benefit to the provision of $2.7 million and $2.3 million for the three and six months ended June 30, 2025, and an overall coverage ratio of 98 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $22.3 million, leading to an overall coverage ratio of approximately 110 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2025, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial & Industrial Loans
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
Recent Legislation
On July 4, 2025, subsequent to the end of the Company’s second fiscal quarter, the One Big Beautiful Bill ("OBBB") was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions.
Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBB in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBB on its financial statements and, based on its preliminary assessment, does not currently expect the legislation to have a material impact.
COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2025 AND DECEMBER 31, 2024
Total assets as of June 30, 2025 were $24.55 billion, a $495.5 million increase from December 31, 2024. The increase in total assets was primarily due to a $445.5 million increase in loans held for investment and a $246.5 million increase in total investments, partially offset by a $155.5 million decrease in loans held for sale, and decreases in intangibles and other assets.
The Company’s loans held for investment portfolio totaled $19.10 billion as of June 30, 2025 and $18.66 billion as of December 31, 2024. The loan portfolio consisted of the following:

	June 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,313,904	7,228,078
Multi-family	3,517,509	3,382,933
Construction	751,914	823,503
Residential	1,985,355	2,010,637
Total mortgage loans	13,568,682	13,445,151
Commercial loans (1)	4,688,888	4,447,672
Mortgage warehouse lines	240,134	160,928
Consumer loans	617,190	613,819
Total gross loans	19,114,894	18,667,570
Premiums on purchased loans	1,308	1,338
Net deferred fees and unearned discounts	(11,372)	(9,538)
Total loans held for investment	$19,104,830	18,659,370
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
During the three months ended June 30, 2025, the loans held for investment portfolio had net increases of $182.7 million of commercial loans, $63.4 million of mortgage warehouse lines, $59.3 million of multi-family loans and $18.3 million of commercial mortgage loans, partially offset by net decreases of $9.0 million of residential mortgage loans, $4.4 million of construction loans and $3.7 million of consumer loans. Total commercial loans, including mortgage warehouse lines, commercial mortgage, multi-family and construction loans, represented 86.4% of the loan portfolio as of June 30, 2025, compared to 85.9% as of December 31, 2024.
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

We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of June 30, 2025, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.58 billion, or 60.6% of total gross loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments, based on the collateral securing the loans, as of June 30, 2025 (in thousands):

	Amount	Percentage of Total
Multi-family	$3,987,017	34.0%
Retail	2,619,742	22.3
Industrial	2,225,361	19.0
Office	908,080	7.7
Mixed	845,895	7.2
Special use property	626,047	5.3
Residential	320,720	2.7
Hotel	131,257	1.1
Land	62,499	0.5
Total CRE, multi-family and construction loans	$11,726,620	100.0%
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of June 30, 2025, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,242,170	61.7%
New York	1,826,276	15.6
Pennsylvania	1,557,915	13.3
Other states	1,100,259	9.4
Total CRE, multi-family and construction loans	$11,726,620	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $174.8 million and $84.5 million, respectively, as of June 30, 2025, compared to $168.4 million and $86.8 million, respectively, as of December 31, 2024.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$42,828	$20,883
Multi-family	6,143	7,498
Construction	18,901	13,246
Residential	7,209	4,535
Total mortgage loans	75,081	46,162
Commercial loans	30,531	24,243
Consumer loans	1,547	1,656
Total non-performing loans	107,159	72,061
Foreclosed assets	963	9,473
Total non-performing assets	$108,122	81,534
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Mortgage loans:
Residential	$3,816	1,208
Commercial	347	—
Multi-family	431	1,635
Construction	—	—
Total mortgage loans	4,594	2,843
Commercial loans	4,389	198
Consumer loans	699	275
Total 60-89 day delinquent loans	$9,682	3,316
As of June 30, 2025, the Company’s allowance for credit losses related to the loan portfolio was 0.98% of total loans, compared to 1.04% and 1.00% as of December 31, 2024 and June 30, 2024, respectively. The Company recorded benefits to the provisions for credit losses on loans of $2.7 million and $2.3 million for the three and six months ended June 30, 2025, compared with provisions of $66.1 million and $66.3 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, the Company had net charge-offs of $1.2 million and $3.2 million, respectively, compared to net charge-offs of $1.3 million and $2.3 million, respectively, for the same periods in 2024. The allowance for credit losses decreased $5.6 million to $187.9 million as of June 30, 2025 from $193.4 million as of December 31, 2024. The benefit to the provision for credit losses on loans for the three and six months ended June 30, 2025 was primarily attributable to an improved economic forecast and an overall improvement in the Company's asset quality, partially offset by an increase in specific reserves required on individually analyzed loans. The provision for credit losses on loans for the three and six months ended June 30, 2024 was primarily attributable to an initial CECL provision for credit losses of $60.1 million, recorded as part of the Lakeland merger.

Total non-performing loans were $107.2 million, or 0.56% of total loans as of June 30, 2025, compared to $72.1 million, or 0.39% of total loans as of December 31, 2024. The $35.1 million increase in non-performing loans consisted of a $21.9 million increase in non-performing commercial mortgage loans, a $6.3 million increase in non-performing commercial loans, a $5.7 million increase in non-performing construction loans and a $2.7 million increase in non-performing residential mortgage loans, partially offset by a $1.4 million decrease in non-performing multi-family loans and a $109,000 decrease in non-performing consumer loans.
As of June 30, 2025 and December 31, 2024, the Company held foreclosed assets of $1.0 million and $9.5 million, respectively. During the six months ended June 30, 2025, there was a write-down of one foreclosed commercial property of $2.7 million based on a contracted sales price. The sale of this property closed in the second quarter of 2025, which reduced foreclosed assets by an additional $5.8 million. Foreclosed assets as of June 30, 2025 were comprised of one commercial property. Total non-performing assets as of June 30, 2025 increased $26.6 million to $108.1 million, or 0.44% of total assets, from $81.5 million, or 0.34% of total assets as of December 31, 2024.
Total investment securities were $3.47 billion as of June 30, 2025, a $246.5 million increase from December 31, 2024. This increase was primarily due to purchases of mortgage-backed securities and a decrease in unrealized losses on available for sale debt securities.
Total deposits increased $84.7 million during the six months ended June 30, 2025, to $18.71 billion. Total time deposits increased $99.3 million to $3.27 billion as of June 30, 2025, while total savings and demand deposit accounts decreased $14.6 million to $15.44 billion as of June 30, 2025. The increase in time deposits consisted of a $108.1 million increase in brokered time deposits, partially offset by an $8.8 million decrease in retail time deposits. The decrease in savings and demand deposits was largely attributable to a $50.7 million decrease in savings deposits and a $36.8 million decrease in non-interest bearing demand deposits, partially offset by a $52.2 million increase in money market deposits and a $20.7 million increase in interest bearing demand deposits.
The Company uses brokered deposits as an alternative source of wholesale funding to cover funding gaps created by asset growth. Within total deposits, brokered deposits totaled $763.2 million and $255.0 million as of June 30, 2025 and December 31, 2024, respectively. Our total estimated uninsured and uncollateralized deposits as of June 30, 2025, were $4.52 billion.
Borrowed funds increased $354.2 million during the six months ended June 30, 2025, to $2.37 billion. Borrowed funds represented 9.7% of total assets as of June 30, 2025, an increase from 8.4% as of December 31, 2024.
Stockholders’ equity increased $106.3 million during the six months ended June 30, 2025, to $2.71 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the three and six months ended June 30, 2025, common stock repurchases totaled 55,826 shares at an average cost of $17.83 per share and 156,570 shares at an average cost of $18.07 per share, respectively, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of June 30, 2025, approximately 816,000 shares remained eligible for repurchase under the current stock repurchase authorization. Book value per share and tangible book value per share(1) as of June 30, 2025 were $20.73 and $14.60, respectively, compared with $19.93 and $13.66, respectively, as of December 31, 2024.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from securities and the ability to borrow funds from FHLBNY, FRBNY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the six months ended June 30, 2025 and 2024, loan repayments totaled $3.79 billion and $2.09 billion, respectively.

The Company continues to monitor and focus on depositor behavior and borrowing capacity with FHLBNY and FRBNY, with current borrowing capacity of $4.32 billion and $3.19 billion, respectively, as of June 30, 2025. Our estimated uninsured and uncollateralized deposits as of June 30, 2025 totaled $4.52 billion, or 24.2% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of June 30, 2025, were $9.80 billion. Within time deposits, approximately $683.5 million, or 20.9% was uninsured as of March 31, 2025.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.18 billion for the six months ended June 30, 2025, compared to $553.0 million for the same period in 2024. Purchases for the investment portfolio totaled $440.9 million for the six months ended June 30, 2025, compared to $422.4 million for the year ended December 31, 2024. As of June 30, 2025, the Bank had outstanding loan commitments to borrowers of $3.74 billion, including undisbursed home equity lines and personal credit lines of $667.4 million.
Total deposits increased $84.7 million during the six months ended June 30, 2025, to $18.71 billion. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.09 billion as of June 30, 2025. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
As of June 30, 2025, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2025
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$948,499	4.00%	948,499	4.00%	2,399,287	10.12%
Common equity Tier 1 risk-based capital	920,114	4.50	1,431,289	7.00	2,399,287	11.73
Tier 1 risk-based capital	1,226,819	6.00	1,737,993	8.50	2,399,287	11.73
Total risk-based capital	1,635,758	8.00	2,146,933	10.50	2,594,641	12.69

Company:
Tier 1 leverage capital	$948,907	4.00%	948,907	4.00%	2,064,853	8.70%
Common equity Tier 1 risk-based capital	920,688	4.50	1,432,182	7.00	2,064,853	10.09
Tier 1 risk-based capital	1,227,585	6.00	1,739,078	8.50	2,064,853	10.09
Total risk-based capital	1,636,779	8.00	2,148,273	10.50	2,697,883	13.19
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
General. The Company reported net income of $72.0 million, or $0.55 per basic and diluted share for the three months ended June 30, 2025, compared to $64.0 million, or $0.49 per basic and diluted share, for the three months ended March 31, 2025 and a net loss of $11.5 million, or $(0.11) per basic and diluted share, for the three months ended June 30, 2024. For the six months ended June 30, 2025, net income totaled $136.0 million, or $1.04 per basic and diluted share, compared to $20.6 million, or $0.23 per basic and diluted share, for the six months ended June 30, 2024.
While there were no transaction costs related to our merger with Lakeland for the 2025 period, these costs totaled $79.0 million and $81.2 million, including an initial CECL provision for credit losses recorded as part of the Lakeland merger, for the three and six months ended June 30, 2024, respectively.
The following tables sets forth certain information for the three and six months ended June 30, 2025. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$75,714	$788	4.21%	40,228	1,859	5.38%
Federal funds sold and other short-term investments	—	—	—	—	—	—
Available for sale debt securities	2,958,325	29,306	3.96	2,244,725	17,646	3.14
Held to maturity debt securities, net (1)	315,204	1,966	2.49	352,216	2,357	2.68
Equity securities, at fair value	19,235	—	—	10,373	—	—
Federal Home Loan Bank stock	133,447	2,138	6.44	88,864	2,747	12.36
Net loans: (2)
Total mortgage loans	13,398,650	192,792	5.77	10,674,109	156,318	5.81
Total commercial loans	4,816,237	78,854	6.57	3,514,602	58,532	6.62
Total consumer loans	612,418	10,464	6.85	460,702	8,351	7.29
Total net loans	18,827,305	282,110	6.01	14,649,413	223,201	6.05
Total interest earning assets	$22,329,230	$316,308	5.68%	17,385,819	247,810	5.67%
Non-Interest Earning Assets:
Cash and due from banks	150,464			37,621
Other assets	1,870,114			1,773,601

Total assets	$24,349,808			19,197,041
Interest Bearing Liabilities:
Demand deposits	$9,874,149	$64,803	2.63%	7,935,543	58,179	2.95%
Savings deposits	1,647,746	900	0.22	1,454,784	832	0.23
Time deposits	3,197,374	30,555	3.83	2,086,433	22,047	4.25
Total deposits	14,719,269	96,258	2.62	11,476,760	81,058	2.84
Borrowed funds	2,490,379	24,470	3.94	2,158,193	20,565	3.83
Subordinated debentures	403,286	8,487	8.44	221,086	4,681	8.52
Total interest bearing liabilities	$17,612,934	129,215	2.94	13,856,039	106,304	3.09
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,700,132			2,866,917
Other non-interest bearing liabilities	352,400			346,616
Total non-interest bearing liabilities	4,052,532			3,213,533
Total liabilities	21,665,466			17,069,572
Stockholders' equity	2,684,342			2,127,469
Total liabilities and stockholders' equity	$24,349,808			19,197,041
Net interest income		$187,093			141,506
Net interest rate spread			2.74%			2.58%
Net interest-earning assets	$4,716,296			3,529,780
Net interest margin (3)			3.36%			3.21%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.25x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the six months ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$77,882	$1,463	4.21%	32,901	3,041	5.38%
Federal funds sold and other short-term investments	—	—	—%	—	—	—%
Available for sale debt securities	2,893,373	56,927	3.91%	1,959,549	27,669	2.82%
Held to maturity debt securities, net (1)	317,607	3,962	2.50%	354,731	4,625	2.61%
Equity securities, at fair value	19,212	—	—%	5,525	—	—%
Federal Home Loan Bank stock	120,883	4,161	6.92%	81,309	5,055	12.43%
Net loans: (2)
Total mortgage loans	13,351,451	379,845	5.73%	9,326,838	263,774	5.61%
Total commercial loans	4,747,564	154,673	6.57%	2,953,842	94,632	6.39%
Total consumer loans	610,728	20,623	6.81%	378,522	12,874	6.84%
Total net loans	18,709,743	555,141	5.98%	12,659,202	371,280	5.83%
Total interest earning assets	$22,138,700	$621,654	5.65%	15,093,217	411,670	5.43%
Non-Interest Earning Assets:
Cash and due from banks	142,380			108,229
Other assets	1,919,313			1,443,958
Total assets	$24,200,393			16,645,404
Interest Bearing Liabilities:
Demand deposits	$9,984,248	$130,235	2.63%	6,914,802	99,745	2.90%
Savings deposits	1,665,075	1824	0.22%	1,308,983	1,469	0.23%
Time deposits	3,198,491	61,618	3.88%	1,575,801	32,378	4.13%
Total deposits	14,847,814	193,677	2.63%	9,799,586	133,592	2.74%
Borrowed funds	2,205,805	42,247	3.86%	2,049,587	37,949	3.75%
Subordinated debentures	402,665	16,907	8.47%	115,899	4,953	8.59%
Total interest bearing liabilities	$17,456,284	252,831	2.92%	11,965,072	176,494	2.97%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,709,602			2,469,459
Other non-interest bearing liabilities	373,029			298,053
Total non-interest bearing liabilities	4,082,631			2,767,512
Total liabilities	21,538,915			14,732,584
Stockholders' equity	2,661,478			1,912,820
Total liabilities and stockholders' equity	$24,200,393			16,645,404
Net interest income		$368,823			235,176
Net interest rate spread			2.73%			2.46%
Net interest-earning assets	$4,682,416			3,128,145
Net interest margin (3)			3.35%			3.08%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.26x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $45.6 million to $187.1 million for the three months ended June 30, 2025, from $141.5 million for same period in 2024. Net interest income increased $133.6 million to $368.8 million for the six months ended June 30, 2025, from $235.2 million for same period in 2024. The increase in net interest income for the three months ended June 30, 2025, was primarily due to originations of new loans at current market rates and the favorable repricing of adjustable rate loans, partially offset by a decrease in average lower-costing deposits and an increase in average borrowings. The increase in net interest income for the six months ended June 30, 2025 was largely driven by growth in average earning assets and net assets added in the May 16, 2024 acquisition of Lakeland and related accretion of purchase accounting adjustments.
The net interest margin increased 15 basis points to 3.36% for the quarter ended June 30, 2025, compared to 3.21% for the quarter ended June 30, 2024. The weighted average yield on interest-earning assets increased one basis point to 5.68% for the quarter ended June 30, 2025, compared to 5.67% for the quarter ended June 30, 2024, while the weighted average cost of interest-bearing liabilities decreased 15 basis points for the quarter ended June 30, 2025, to 2.94%, compared to 3.09% for the quarter ended June 30, 2024. The average cost of interest-bearing deposits for the quarter ended June 30, 2025, was 2.62%, compared to 2.84% for the same period last year. Average non-interest-bearing demand deposits totaled $3.70 billion for the quarter ended June 30, 2025, compared to $2.87 billion for the quarter ended June 30, 2024. The average cost of total deposits, including non-interest-bearing deposits, was 2.10% for the quarter ended June 30, 2025, compared with 2.24% for the quarter ended June 30, 2024. The average cost of borrowed funds for the quarter ended June 30, 2025, was 3.94%, compared to 3.83% for the same period last year.
For the six months ended June 30, 2025, the net interest margin increased 27 basis points to 3.35%, compared to 3.08% for the six months ended June 30, 2024. The weighted average yield on interest-earning assets increased 22 basis points to 5.65% for the six months ended June 30, 2025, compared to 5.43% for the six months ended June 30, 2024, while the weighted average cost of interest-bearing liabilities decreased five basis points to 2.92% for the six months ended June 30, 2025, compared to 2.97% for the same period last year. The average cost of interest-bearing deposits decreased 11 basis points to 2.63% for the six months ended June 30, 2025, compared to 2.74% for the same period last year. Average non-interest-bearing demand deposits totaled $3.71 billion for the six months ended June 30, 2025, compared with $2.47 billion for the six months ended June 30, 2024. The average cost of total deposits, including non-interest-bearing deposits, was 2.10% for the six months ended June 30, 2025, compared with 2.19% for the six months ended June 30, 2024. The average cost of borrowings for the six months ended June 30, 2025, was 3.86%, compared to 3.75% for the same period last year.
Interest income on loans secured by real estate increased $36.5 million to $192.8 million for the three months ended June 30, 2025, from $156.3 million for the three months ended June 30, 2024. Commercial loan interest income increased $20.3 million to $78.9 million for the three months ended June 30, 2025, from $58.5 million for the three months ended June 30, 2024. Consumer loan interest income increased $2.1 million to $10.5 million for the three months ended June 30, 2025, from $8.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, the average balance of total loans increased $4.18 billion to $18.83 billion, compared to the same period in 2024. The average yield on total loans for the three months ended June 30, 2025, decreased 4 basis points to 6.01%, from 6.05% for the same period in 2024.
Interest income on loans secured by real estate increased $116.1 million to $379.8 million for the six months ended June 30, 2025, from $263.8 million for the six months ended June 30, 2024. Commercial loan interest income increased $60.0 million to $154.7 million for the six months ended June 30, 2025, from $94.6 million for the six months ended June 30, 2024. Consumer loan interest income increased $7.7 million to $20.6 million for the six months ended June 30, 2025, from $12.9 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the average balance of total loans increased $6.05 billion to $18.71 billion, compared with $12.66 billion for the same period in 2024. The average yield on total loans for the six months ended June 30, 2025, increased 15 basis points to 5.98%, from 5.83% for the same period in 2024.
Interest income on held to maturity debt securities totaled $2.0 million for the three months ended June 30, 2025, compared to $2.4 million the same period last year. Average held to maturity debt securities decreased $37.0 million to $315.2 million for the three months ended June 30, 2025, from $352.2 million for the same period last year. Interest income on held to maturity debt securities decreased $663,000 to $4.0 million for the six months ended June 30, 2025, compared to the same period in 2024. Average held to maturity debt securities decreased $37.1 million to $317.6 million for the six months ended June 30, 2025, from $354.7 million for the same period last year.
Interest income on available for sale debt securities increased $11.7 million to $29.3 million for the three months ended June 30, 2025, from $17.6 million for the three months ended June 30, 2024. The average balance of available for sale debt securities increased $713.6 million to $2.96 billion for the three months ended June 30, 2025, compared to the same period in 2024. Interest income on available for sale debt securities increased $29.3 million to $56.9 million for the six months ended

June 30, 2025, from $27.7 million for the same period last year. The average balance of available for sale debt securities increased $933.8 million to $2.89 billion for the six months ended June 30, 2025.
Dividend income on FHLBNY stock decreased $609,000 to $2.1 million for the three months ended June 30, 2025, from $2.75 million for the three months ended June 30, 2024. The average balance of FHLBNY stock increased $44.6 million to $133.4 million for the three months ended June 30, 2025, compared to the same period in 2024. Dividend income on FHLBNY stock increased $28.4 million to $61.1 million for the six months ended June 30, 2025, from $32.7 million for the same period last year. The average balance of FHLBNY stock increased $39.6 million to $120.9 million for the six months ended June 30, 2025.
The average yield on total securities increased to 3.80% for the three months ended June 30, 2025, compared with 3.07% for the same period in 2024. For the six months ended June 30, 2025, the average yield on total securities increased to 3.75%, compared with 2.78% for the same period in 2024.
Interest expense on deposit accounts increased $15.2 million to $96.3 million for the three months ended June 30, 2025, compared with $81.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, interest expense on deposit accounts increased $60.1 million to $193.7 million, from $133.6 million for the same period last year. The average cost of interest-bearing deposits improved to 2.62% and 2.63% for the three and six months ended June 30, 2025, respectively, from 2.84% and 2.74% for the three and six months ended June 30, 2024, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended June 30, 2025, increased $2.13 billion to $11.52 billion. For the six months ended June 30, 2025, average interest-bearing core deposits increased $3.43 billion, to $11.65 billion, from $8.22 billion for the same period in 2024. Average time deposit account balances increased $1.11 billion to $3.20 billion for the three months ended June 30, 2025, from $2.09 billion for the three months ended June 30, 2024. For the six months ended June 30, 2025, average time deposit account balances increased $1.62 billion to $3.20 billion, from $1.58 billion for the same period in 2024.
Interest expense on borrowed funds increased $3.9 million to $24.5 million for the three months ended June 30, 2025, from $20.6 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, interest expense on borrowed funds increased $4.3 million to $42.2 million, from $37.9 million for the six months ended June 30, 2024. The average cost of borrowings increased to 3.94% for the three months ended June 30, 2025, from 3.83% for the three months ended June 30, 2024. The average cost of borrowings increased to 3.86% for the six months ended June 30, 2025, from 3.75% for the same period last year. Average borrowings increased $332.2 million to $2.49 billion for the three months ended June 30, 2025, from $2.16 billion for the three months ended June 30, 2024. For the six months ended June 30, 2025, average borrowings increased $156.2 million to $2.21 billion, compared to $2.05 billion for the six months ended June 30, 2024.
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
The Company recorded benefits to the provisions for credit losses on loans of $2.7 million and $2.3 million for the three and six months ended June 30, 2025, respectively, compared with provisions of $66.1 million and $66.3 million for the three and six months ended June 30, 2024, respectively. The benefits to the provision for credit losses on loans for the three and six months ended June 30, 2025, was primarily attributable to an improved economic forecast and an overall improvement in the Company's asset quality, partially offset by an increase in specific reserves required on individually analyzed loans. The provision for credit losses on loans for the three and six months ended June 30, 2024 was primarily attributable to an initial CECL provision for credit losses of $60.1 million, recorded as part of the Lakeland merger.
Non-Interest Income. Non-interest income totaled $27.1 million for the quarter ended June 30, 2025, an increase of $4.8 million, compared to the same period in 2024. Net gain on securities transactions increased $3.0 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a prior year $2.8 million loss on the sale of subordinated debt issued by Lakeland from the Provident investment portfolio. Fee income increased $2.0 million to $10.7 million for the three months ended June 30, 2025, compared to the prior year quarter, primarily due to increases in deposit fee income, debit card related fee income and loan related fee income, resulting from the Lakeland merger. Additionally, other income increased $895,000 to $1.9 million for the three months ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily due to increases in gains on the sale of SBA loans, while insurance agency income increased $454,000 to $4.9 million for the three months ended June 30, 2025, compared to the quarter ended June 30, 2024, largely due to an increase in business activity. Partially offsetting these increases to non-interest income, wealth management fees decreased $821,000 to $6.9 million for the three months ended June 30, 2025, compared to the quarter ended June 30, 2024, mainly due to a decrease in the average market value of assets under management during the period, while BOLI income decreased $738,000 to $2.6 million for the three months ended June 30, 2025, compared to the prior year quarter, primarily due to a decrease in benefit claims recognized.
For the six months ended June 30, 2025, non-interest income totaled $54.1 million, an increase of $11.0 million compared to the same period in 2024. Fee income increased $5.8 million to $20.4 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in deposit fee income, debit and credit card related fee income and loan related fee income resulting from the Lakeland merger. Net gains on securities transactions increased $3.1 million for the six months ended June 30, 2025, primarily due to a prior year $2.8 million loss on the sale of subordinated debt issued by Lakeland from the Provident investment portfolio prior to the merger. Other income increased $2.3 million to $4.1 million for the six months ended June 30, 2025, compared to $1.8 million for the same period in 2024, primarily due to an increase in gains on sales of SBA and mortgage loans. Additionally, insurance agency income increased $1.3 million to $10.6 million for the six months ended June 30, 2025, compared to $9.3 million for the same period in 2024, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, wealth management income decreased $982,000 to $14.3 million for the six months ended June 30, 2025, compared to the same period in 2024, mainly due to a decrease in the average market value of assets under management during the period, while BOLI income decreased $462,000 to $4.7 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in benefit claims recognized, combined with lower equity valuations.
Non-Interest Expense. For the three months ended June 30, 2025, non-interest expense totaled $114.6 million, a decrease of $780,000, compared to the three months ended June 30, 2024. Merger-related expenses decreased $18.9 million for the three months ended June 30, 2025, compared to the same period in 2024. Partially offsetting the decrease in merger-related expenses, compensation and benefits expense increased $8.4 million to $63.2 million for the three months ended June 30, 2025, compared to $54.9 million for the same period in 2024, primarily attributable to the addition of Lakeland personnel. Other operating expenses increased $3.2 million to $14.5 million for the three months ended June 30, 2025, compared to $11.3 million for the same period in 2024, primarily due to the addition of Lakeland. Amortization of intangibles increased $3.0 million to $9.5 million for the three months ended June 30, 2025, compared to $6.5 million for the same period in 2024, largely due to core deposit intangible amortization related to Lakeland. Net occupancy expense increased $1.9 million to $13.0 million for three months ended June 30, 2025, compared to $11.1 million for the same period in 2024, primarily due to an increase in depreciation and maintenance expenses due to the addition of Lakeland. Data processing expenses increased $1.2 million to $9.6 million for three months ended June 30, 2025, compared to $8.4 million for the same period in 2024, primarily due to the addition of Lakeland.
Non-interest expense totaled $230.9 million for the six months ended June 30, 2025, an increase of $43.7 million, compared to $187.2 million for the six months ended June 30, 2024. Compensation and benefits expense increased $30.7 million to $125.6 million for the six months ended June 30, 2025, compared to $94.9 million for the six months ended June 30, 2024, primarily attributable to the addition of Lakeland personnel. Amortization of intangibles increased $11.8 million to $19.0 million for the six months ended June 30, 2025, compared to $7.2 million for the six months ended June 30, 2024, largely due to core deposit intangible amortization related to Lakeland. Other operating expenses increased $9.3 million to $30.9 million for the three months ended June 30, 2025, compared to $21.6 million for the same period in 2024, primarily due to a $2.7 million write-down on a foreclosed property, combined with the addition of Lakeland. Net occupancy expense increased $7.3 million to $26.9 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in depreciation and maintenance expense related to the addition of Lakeland. Data processing expense increased $4.0 million to $19.2 million for the six months ended June 30, 2025, compared to $15.2 million for the six months ended June 30, 2024, primarily due to the addition of Lakeland, while FDIC insurance increased $1.4 million to $6.7 million for the six months ended June 30, 2025, primarily due to the addition of Lakeland. Partially offsetting these increases to non-interest expense, merger-related expenses decreased $21.1 million for the six months ended June 30, 2025.
Income Tax Expense. For the three months ended June 30, 2025, the Company's income tax expense was $30.5 million with an effective tax rate of 29.7%, compared with an income tax benefit of $9.8 million for the three months ended June 30, 2024. The increase in tax expense for the three months ended June 30, 2025, compared with the same period last year was largely due to an increase in taxable income in the quarter. The prior year income tax benefit was largely due to a $5.3 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the state of New Jersey of a 2.5% Corporate Transit Fee in the quarter, effective January 1, 2024, combined with a decrease in taxable income in the prior year quarter as a result of additional expenses from the Lakeland merger.

For the six months ended June 30, 2025, the Company's income tax expense was $58.3 million with an effective tax rate of 30.0%, compared with income tax expense of $1.1 million for the six months ended June 30, 2024. The increase in tax expense for the six months ended June 30, 2025 compared with the same period last year was largely due to an increase in taxable income, combined with a prior year $5.3 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024. The prior year income tax expense was favorably impacted by the Lakeland merger.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with FHLBNY during periods of pricing dislocation.
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

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2025 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	773,711	(2,800)	(0.4)
-100	774,875	(1,636)	(0.2)
Static	776,511	—	—
+100	773,971	(2,540)	(0.3)
+200	770,938	(5,573)	(0.7)
The interest rate risk position of the Company is relatively neutral. As a result, the preceding table indicates that, as of June 30, 2025, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 0.7%, or $5.6 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 0.4%, or $2.8 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2025 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	3,377,521	(234,992)	(6.5)	13.3	(9.8)
-100	3,515,140	(97,373)	(2.7)	14.1	(4.4)
Static	3,612,513	—	—	14.7	—
+100	3,646,124	33,611	0.9	15.1	2.8
+200	3,667,609	55,096	1.5	15.5	5.2
The preceding table indicates that as of June 30, 2025, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 1.5%, or $55.1 million. If rates were to decrease 200 basis points, the present value of equity would decrease 6.5%, or $235.0 million.
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

Item 1A.	Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2025 through April 30, 2025	—	$—	—	871,796
May 1, 2025 through May 31, 2025	55,826	17.83	55,826	815,970
June 1, 2025 through June 30, 2025	—	—	—	815,970
Total	55,826	17.83	55,826
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
(a) During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

10.1	Provident Bank Executive Severance Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on 7/25/25/File No. 001-31566)

10.2	Anthony J. Labozzetta Amended and Restated Agreement (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on 6/27/25/File No. 001-31566)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 7, 2025	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer