Form 10-Q
period 2025-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2025-11-06
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 3, 2025 there were 137,565,966 shares issued and 130,622,384 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2025 (Unaudited) and December 31, 2024
(Dollars in Thousands)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$301,614	$205,939
Available for sale debt securities, at fair value	3,141,320	2,768,915
Held to maturity debt securities, (net of $19,000 allowance as of September 30, 2025 (unaudited) and $14,000 allowance as of December 31, 2024)	292,120	327,623
Equity securities, at fair value	19,682	19,110
Federal Home Loan Bank stock	119,551	112,767
Loans held for sale	14,329	162,453
Loans held for investment	19,286,067	18,659,370
Less allowance for credit losses	186,969	193,432
Net loans	19,113,427	18,628,391
Foreclosed assets, net	2,015	9,473
Banking premises and equipment, net	113,098	119,622
Accrued interest receivable	94,647	91,160
Intangible assets	790,729	819,230
Bank-owned life insurance	412,253	405,893
Other assets	432,307	543,702
Total assets	$24,832,763	$24,051,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$14,153,908	$13,775,991
Savings deposits	1,577,946	1,679,667
Certificates of deposit of $250,000 or more	886,137	789,342
Other time deposits	2,478,253	2,378,813
Total deposits	19,096,244	18,623,813
Mortgage escrow deposits	46,255	42,247
Borrowed funds	2,209,310	2,020,435
Subordinated debentures	405,340	401,608
Other liabilities	308,579	362,515
Total liabilities	22,065,728	21,450,618
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,621,757 shares outstanding as of September 30, 2025 and 130,489,493 outstanding as of December 31, 2024	1,376	1,376
Additional paid-in capital	1,841,920	1,834,495
Retained earnings	1,102,269	989,111
Accumulated other comprehensive (loss) income	(87,243)	(135,355)
Treasury stock	(91,287)	(88,420)
Total stockholders’ equity	2,767,035	2,601,207
Total liabilities and stockholders’ equity	$24,832,763	$24,051,825
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Real estate secured loans	$197,252	$197,857	$577,097	$461,632
Commercial loans	81,943	81,183	236,616	175,815
Consumer loans	10,847	12,947	31,470	25,820
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	33,578	25,974	94,666	58,698
Held to maturity debt securities	1,897	2,136	5,859	6,761
Due from banks, Federal funds sold and other short-term investments	764	2,425	2,227	5,466
Total interest income	326,281	322,522	947,935	734,192
Interest expense:
Deposits	102,094	110,009	295,771	243,602
Borrowed funds	21,307	19,923	63,555	57,871
Subordinated debt	8,548	8,889	25,455	13,842
Total interest expense	131,949	138,821	384,781	315,315
Net interest income	194,332	183,701	563,154	418,877
Provision charge for credit losses	7,044	9,299	4,794	78,684
Net interest income after provision for credit losses	187,288	174,402	558,360	340,193
Non-interest income:
Fees	11,336	9,816	31,727	24,426
Wealth management income	7,349	7,620	21,625	22,878
Insurance agency income	3,852	3,631	14,445	12,912
Bank-owned life insurance	2,662	4,308	7,340	9,448
Net gain (loss) on securities transactions	67	2	153	(2,972)
Other income	2,153	1,478	6,234	3,245
Total non-interest income	27,419	26,855	81,524	69,937
Non-interest expense:
Compensation and employee benefits	63,202	63,468	188,817	158,404
Net occupancy expense	12,773	12,790	39,711	32,452
Data processing expense	9,102	10,481	28,305	25,698
FDIC insurance	3,418	4,180	10,144	9,553
Amortization of intangibles	9,497	12,231	28,496	19,420
Advertising and promotion expense	1,640	1,524	4,124	3,661
Merger-related expenses	—	15,567	—	36,684
Other operating expenses	13,460	15,761	44,376	37,352
Total non-interest expense	113,092	136,002	343,973	323,224
Income before income tax expense	101,615	65,255	295,911	86,906
Income tax expense	29,895	18,850	88,182	19,905
Net income	$71,720	$46,405	$207,729	$67,001
Basic earnings per share	$0.55	$0.36	$1.59	$0.65
Weighted average basic shares outstanding	130,506,517	129,941,845	130,439,534	102,819,042
Diluted earnings per share	$0.55	$0.36	$1.59	$0.65
Weighted average diluted shares outstanding	130,553,819	130,004,870	130,479,443	102,845,261

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$71,720	$46,405	$207,729	$67,001
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	19,948	53,122	55,880	54,726
Reclassification adjustment for (gains) losses on securities sales included in net income	—	—	(63)	2,056
Total	19,948	53,122	55,817	56,782
Unrealized gains and losses on derivatives:
Net unrealized gains (losses) arising during the period	441	(3,395)	(153)	810
Reclassification adjustment for gains included in net income	(1,474)	(2,450)	(4,505)	(7,980)
Total	(1,033)	(5,845)	(4,658)	(7,170)
Amortization related to post-retirement obligations	(2,388)	(362)	(3,047)	(1,546)
Total other comprehensive income	16,527	46,915	48,112	48,066
Total comprehensive income	$88,247	$93,320	$255,841	$115,067
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2025 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555
Net income	—	—	71,720	—	—	71,720
Other comprehensive income, net of tax	—	—	—	16,527	—	16,527
Cash dividends paid	—	—	(31,348)	—	—	(31,348)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(25)	(25)
Allocation of Stock Award Plan ("SAP") shares	—	2,606	—	—	—	2,606
Balance as of September 30, 2025	$1,376	$1,841,920	$1,102,269	$(87,243)	$(91,287)	$2,767,035

For the nine months ended September 30, 2025	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	207,729	—	—	207,729
Other comprehensive income, net of tax	—	—	—	48,112	—	48,112
Cash dividends paid	—	—	(94,571)	—	—	(94,571)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,867)	(2,867)
Allocation of SAP shares	—	7,408	—	—	—	7,408
Allocation of stock options	—	17	—	—	—	17
Balance as of September 30, 2025	$1,376	$1,841,920	$1,102,269	$(87,243)	$(91,287)	$2,767,035

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2024 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2024	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	$1,376	$1,868,643	$957,979	$(139,964)	$(129,115)	$(3,273)	$(2,398)	$2,398	$2,555,646
Net loss	—	—	46,405	—	—	—	—	—	46,405
Other comprehensive income, net of tax	—	—	—	46,915	—	—	—	—	46,915
Cash dividends paid	—	—	(31,387)	—	—	—	—	—	(31,387)
Distributions from deferred comp plans	—	39	—	—	—	—	151	(151)	39
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(33)	—	—	—	(33)
Allocation of ESOP shares	—	30	—	—	—	812	—	—	842
Allocation of SAP shares	—	2,614	—	—	—	—	—	—	2,614
Allocation of stock options	—	17	—	—	—	—	—	—	17
Balance as of September 30, 2024	$1,376	$1,871,343	$972,997	$(93,049)	$(129,148)	$(2,461)	$(2,247)	$2,247	$2,621,058

For the nine months ended September 30, 2024	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	67,001	—	—	—	—	—	67,001
Other comprehensive income, net of tax	—	—	—	48,066	—	—	—	—	48,066
Cash dividends paid	—	—	(68,546)	—	—	—	—	—	(68,546)
Distributions from deferred comp plans	—	102	—	—	—	—	447	(447)	102
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,323)	—	—	—	(1,323)
Allocation of ESOP shares	—	(151)	—	—	—	2,435	—	—	2,284
Allocation of SAP shares	—	6,039	—	—	—	—	—	—	6,039
Shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Allocation of stock options	—	61	—	—	—	—	—	—	61
Balance as of September 30, 2024	$1,376	$1,871,343	$972,997	$(93,049)	$(129,148)	$(2,461)	$(2,247)	$2,247	$2,621,058

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$207,729	$67,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	39,379	28,225
Provision charge for credit losses on loans and securities	2,180	75,838
Provision charge for credit losses on off-balance sheet credit exposures	2,614	2,846
Deferred tax expense (benefit)	13,892	(1,020)
Amortization of operating lease right-of-use assets	10,367	9,539
Income on Bank-owned life insurance	(7,340)	(9,448)
Net amortization of premiums and discounts on securities	12,435	4,939
Accretion of net deferred loan fees	(4,844)	(5,219)
Amortization of premiums on purchased loans, net	187	204
Originations of loans held for sale	(62,331)	(34,343)
Proceeds from sales of loans held for sale	186,079	31,222
ESOP expense	—	2,284
Allocation of stock award expense	7,408	6,039
Allocation of stock option expense	17	61
Net gain on sale of loans	(2,725)	(852)
Net (gain) loss on securities transactions	(153)	2,972
Net gain on sale of premises and equipment	(681)	—
Net loss (gain) on sale of foreclosed assets	11	(204)
Increase in accrued interest receivable	(3,487)	(3,658)
Decrease (increase) in other assets	26,515	(10,591)
(Decrease) increase in other liabilities	(53,936)	21,258
Net cash provided by operating activities	373,316	187,093
Cash flows from investing activities:
Net increase in loans	(601,121)	(28,540)
Purchases of loans	(321)	—
Proceeds from sales of foreclosed assets	5,779	426
Proceeds from maturities, calls and paydowns of held to maturity debt securities	48,386	43,083
Purchases of investment securities held to maturity	(13,494)	(16,338)
Proceeds from sales of available for sale debt securities	1,670	568,360
Proceeds from maturities, calls and paydowns of available for sale debt securities	346,553	238,642
Purchases of available for sale debt securities	(622,765)	(182,960)
Proceeds from redemption of Federal Home Loan Bank stock	269,086	162,480
Purchases of Federal Home Loan Bank stock	(275,870)	(179,482)
Cash received, net of cash consideration paid for acquisition	—	194,548
BOLI claim benefits received	906	3,076
Proceeds from sales of premises and equipment	2,348	—
Purchases of premises and equipment	(6,674)	(2,803)
Net cash (used in) provided by investing activities	(845,517)	800,492
Cash flows from financing activities:

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2025 and 2024 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2025	2024
Net increase (decrease) in deposits	472,431	(539,253)
Increase in mortgage escrow deposits	4,008	5,638
Cash dividends paid to stockholders	(94,571)	(68,546)
Purchase of employee restricted shares to fund statutory tax withholding	(2,867)	(1,323)
Proceeds from subordinated debentures	—	221,181
Proceeds from long-term borrowings	554,500	302,790
Payments on long-term borrowings	(352,402)	(278,425)
Net decrease in short-term borrowings	(13,223)	(565,813)
Net cash provided by (used in) financing activities	567,876	(923,751)
Net increase in cash and cash equivalents	95,675	63,834
Cash and cash equivalents at beginning of period	205,869	180,185
Restricted cash at beginning of period	70	70
Total cash, cash equivalents and restricted cash at beginning of period	205,939	180,255
Cash and cash equivalents at end of period	299,193	244,019
Restricted cash at end of period	2,421	70
Total cash, cash equivalents and restricted cash at end of period	$301,614	$244,089

Cash paid during the period for:
Interest on deposits and borrowings	$368,845	$253,171
Income taxes	$65,881	$35,444
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$14,742
Initial recognition of operating lease liabilities	$—	$14,742
Transfer of loans receivable to foreclosed assets	$1,053	$—
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$—	$1,632,106
Loans held for sale	—	1,494
Loans held for investment	—	7,889,138
Bank-owned life insurance	—	160,646
Goodwill and other intangible assets	—	400,773
Bank premises and equipment	—	60,578
Other assets	—	269,252
Total non-cash assets acquired at fair value	$—	$10,413,987

Liabilities assumed
Deposits	$—	$8,622,924
Borrowings	—	785,927
Subordinated debentures	—	180,198
Other Liabilities	—	142,708
Total liabilities assumed	$—	$9,731,757

Common stock issued for acquisitions	$—	$876,778
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for all of 2025.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2025			2024
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$71,720			$46,405
Basic earnings per share:
Income available to common stockholders	$71,720	130,506,517	$0.55	$46,405	129,941,845	$0.36
Dilutive shares		47,302			63,025
Diluted earnings per share:
Income available to common stockholders	$71,720	130,553,819	$0.55	$46,405	130,004,870	$0.36

	Nine months ended September 30,
	2025			2024
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$207,729			$67,001
Basic earnings per share:
Income available to common stockholders	$207,729	130,439,534	$1.59	$67,001	102,819,042	$0.65
Dilutive shares		39,909			26,219
Diluted earnings per share:
Income available to common stockholders	$207,729	130,479,443	$1.59	$67,001	102,845,261	$0.65
Anti-dilutive stock options and awards as of September 30, 2025 and 2024, totaling 1.0 million shares and 1.7 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The provision for credit losses on loans for the three and nine months ended September 30, 2025 was primarily attributable to overall growth in the loan portfolio, combined with a weakened economic forecast compared to the prior periods. See Notes 4 and 10 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
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
While there were no transaction costs related to our merger with Lakeland for the 2025 period, these costs totaled $15.6 million and $36.7 million for the three and nine months ended September 30, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income. Additionally, an initial CECL provision for credit losses of

$60.1 million was recorded as part of the Lakeland merger, for the three and nine months ended September 30, 2024, respectively.
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
The Company finalized its review of the acquired assets and liabilities as of December 31, 2024. No adjustments to the recorded carrying values or goodwill were made as of and for the quarter ended September 30, 2025.
Note 3. Investment Securities
As of September 30, 2025, the Company had $3.14 billion and $292.1 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$317,978	236	(9,945)	308,269
Government-agency obligations	36,095	899	(89)	36,905
Mortgage-backed securities	2,653,196	20,731	(127,083)	2,546,844
Asset-backed securities	43,673	497	(261)	43,909
State and municipal obligations	119,277	984	(8,346)	111,915
Corporate obligations	89,837	5,591	(1,950)	93,478
	$3,260,056	28,938	(147,674)	3,141,320

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$348,621	317	(18,340)	330,598
Government-agency obligations	105,965	1,461	(191)	107,235
Mortgage-backed securities	2,243,725	4,982	(186,548)	2,062,159
Asset-backed securities	47,203	645	(285)	47,563
State and municipal obligations	126,766	243	(10,092)	116,917
Corporate obligations	103,415	3,958	(2,930)	104,443
	$2,975,695	11,606	(218,386)	2,768,915
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $10.8 million and $9.7 million as of September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of September 30, 2025, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2025
	Amortized cost	Fair value
Due in one year or less	$102,502	101,645
Due after one year through five years	251,448	243,212
Due after five years through ten years	106,243	107,707
Due after ten years	66,899	61,098
	$527,092	513,662
Investments which pay principal on a periodic basis totaling $2.73 billion at amortized cost and $2.63 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended September 30, 2025 and September 30, 2024, no securities were sold from the available for sale debt securities portfolio, respectively. For the nine months ended September 30, 2025, proceeds from sales on securities in the available for sale debt securities portfolio totaled $1.7 million, with gross gains of $87,000 and no losses recognized. For the three and nine months ended September 30, 2025, proceeds from calls on securities from the available for sale debt portfolio totaled $4.0 million with gross gains of $67,000 and no losses recognized. For the nine months ended September 30, 2024, proceeds from sales on available for sale debt securities portfolio totaled $568.4 million, with no gains and $3.0 million of losses recognized. For the three and nine months ended September 30, 2024, proceeds from calls on securities in the available for sale debt securities portfolio totaled $780,000 with no gains and no losses recognized.
The number of available for sale debt securities in an unrealized loss position as of September 30, 2025 totaled 422, compared with 646 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of September 30, 2025, was mainly due to lower current market interest rates compared to rates as of December 31, 2024. All securities in an unrealized loss position were investment grade as of September 30, 2025.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $19,000 and $14,000, as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$4,400	—	(54)	4,346
State and municipal obligations	284,895	186	(7,663)	277,418
Corporate obligations	2,844	—	(34)	2,810
	$292,139	186	(7,751)	284,574

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(292)	9,707
State and municipal obligations	311,118	689	(14,133)	297,674
Corporate obligations	6,520	—	(168)	6,352
	$327,637	689	(14,593)	313,733
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.3 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $910,000 and $11.0 million, respectively. For the three and nine months ended September 30, 2025, there were no gross gains or gross losses related to these calls on securities. For the three and nine months ended September 30, 2024, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $2.1 million and $4.6 million, respectively. As to these calls on securities, for the three months ended September 30, 2024, there were no gross gains or gross losses, while for the nine months ended September 30, 2024, there were no gross gains, while gross losses totaled $1,200.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of September 30, 2025 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2025
	Amortized cost	Fair value
Due in one year or less	$46,369	46,266
Due after one year through five years	155,363	154,478
Due after five years through ten years	78,199	74,039
Due after ten years	12,208	9,791
	$292,139	284,574

The allowance for credit losses on held to maturity debt securities as of September 30, 2025 and December 31, 2024 was $19,000 and $14,000, respectively, and are excluded from amortized cost in the table above.
The number of held to maturity debt securities in an unrealized loss position as of September 30, 2025 totaled 241, compared with 512 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of September 30, 2025, was due to lower current market interest rates compared to rates as of December 31, 2024.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of September 30, 2025 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$4,400	—	—	—	—	4,400
State and municipal obligations	44,117	209,228	20,231	—	11,319	284,895
Corporate obligations	—	574	2,270	—	—	2,844
	$48,517	209,802	22,501	—	11,319	292,139

	December 31, 2024
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$9,999	—	—	—	—	9,999
State and municipal obligations	44,821	234,212	28,735	—	3,350	311,118
Corporate obligations	501	2,013	3,981	—	25	6,520
	$55,321	236,225	32,716	—	3,375	327,637

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of September 30, 2025, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 72% rated AA, 8% rated A, and less than 3% either below an A rating or not rated by Moody’s or Standard and Poor’s. Securities not explicitly rated, such as U.S. government issued mortgage-backed securities, were grouped where possible under the credit rating of the issuer of the security.

Note 4. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,318,725	7,228,078
Multi-family	3,534,751	3,382,933
Construction	719,961	823,503
Residential	1,977,483	2,010,637
Total mortgage loans	13,550,920	13,445,151
Commercial loans	5,130,067	4,608,600
Consumer loans	614,983	613,819
Total gross loans	19,295,970	18,667,570
Premiums on purchased loans	1,362	1,338
Net deferred fees	(11,265)	(9,538)
Total loans	$19,286,067	18,659,370
Accrued interest on loans totaled $81.4 million and $78.5 million as of September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	September 30, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$956	4,314	39,036	—	44,306	7,274,419	7,318,725	33,285
Multi-family	—	879	424	—	1,303	3,533,448	3,534,751	424
Construction	—	—	19,220	—	19,220	700,741	719,961	19,220
Residential	8,085	6,180	7,858	—	22,123	1,955,360	1,977,483	7,858
Total mortgage loans	9,041	11,373	66,538	—	86,952	13,463,968	13,550,920	60,787
Commercial loans	729	1,390	32,483	—	34,602	5,095,465	5,130,067	28,351
Consumer loans	2,739	299	1,388	—	4,426	610,557	614,983	1,388
Total gross loans	$12,509	13,062	100,409	—	125,980	19,169,990	19,295,970	90,526

	December 31, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$8,538	3,954	20,883	—	33,375	7,194,703	7,228,078	13,575
Multi-family	—	—	7,498	—	7,498	3,375,435	3,382,933	7,498
Construction	—	—	13,246	—	13,246	810,257	823,503	13,246
Residential	6,388	5,049	4,535	—	15,972	1,994,665	2,010,637	4,535
Total mortgage loans	14,926	9,003	46,162	—	70,091	13,375,060	13,445,151	38,854
Commercial loans	3,026	1,117	24,243	—	30,868	4,577,732	4,608,600	15,164
Consumer loans	3,152	856	1,656	—	5,664	608,155	613,819	1,656
Total gross loans	$21,104	10,976	72,061	—	106,623	18,560,947	18,667,570	55,674
There were no non-accrual or past due loans held for sale as of September 30, 2025. As of December 31, 2024, total non-accrual loans held for sale, which are not in the tables above, totaled $2.4 million. Additionally, as of December 31, 2024, total past due loans held for sale, including non-accrual loans held for sale, totaled $4.8 million. Included in loans held for investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $100.4 million and $72.1 million as of September 30, 2025 and December 31, 2024, respectively. Included in non-accrual loans were $41.8 million and $24.6 million of loans which were less than 90 days past due as of September 30, 2025 and December 31, 2024, respectively. There were no loans 90 days or greater past due and still accruing interest as of September 30, 2025 and December 31, 2024.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2025
Balance at beginning of period	$131,447	51,228	5,196	187,871
Provision charge (benefit) to operations	3,251	1,257	(8)	4,500
Recoveries of loans previously charged-off	77	60	181	318
Loans charged-off	(1,199)	(4,368)	(153)	(5,720)
Balance at end of period	$133,576	48,177	5,216	186,969

2024
Balance at beginning of period	$135,312	48,003	5,016	188,331
Provision charge (benefit) to operations	855	8,973	(228)	9,600
Recoveries of loans previously charged-off	16	513	139	668
Loans charged-off	(808)	(6,495)	(121)	(7,424)
Balance at end of period	$135,375	50,994	4,806	191,175

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision (benefit) charge to operations	(8,803)	11,015	(37)	2,175
Recoveries of loans previously charged-off	924	414	485	1,823
Loans charged-off	(3,132)	(6,894)	(435)	(10,461)
Balance at end of period	$133,576	48,177	5,216	186,969

2024
Balance at beginning of period	$73,407	31,475	2,318	107,200
Provision charge to operations	52,066	21,935	1,853	75,854
Initial allowance on credit loans related to PCD loans	10,628	6,070	490	17,188
Recoveries of loans previously charged-off	82	2,025	419	2,526
Loans charged-off	(808)	(10,511)	(274)	(11,593)
Balance at end of period	$135,375	50,994	4,806	191,175
For the three and nine months ended September 30, 2025, the Company recorded a $4.5 million and a $2.2 million provision for credit losses on loans, respectively. The provision for credit losses on loans for the three and nine months ended September 30, 2025 was primarily attributable to overall growth in the loan portfolio, combined with a weakened economic forecast compared to the prior periods. The provision for credit losses on loans for the nine months ended September 30, 2024 was primarily attributable to an initial CECL provision for credit losses of $60.1 million, recorded as part of the Lakeland merger. For the three and nine months ended September 30, 2025, net charge-offs totaled $5.4 million and $8.6 million, respectively.

The following table summarizes the Company's gross charge-offs recorded during the three months ended September 30, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	540	540
Multi-family	—	—	520	—	—	139	659
Total mortgage loans	—	—	520	—	—	679	1,199
Commercial loans	—	—	—	—	—	4,368	4,368
Consumer loans (1)	2	25	8	—	—	2	37
Total gross loans	$2	25	529	—	—	5,049	5,604
(1) During the three months ended September 30, 2025, charge-offs on consumer overdraft accounts totaled $116,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	358	—	2,047	2,406
Multi-family	—	—	520	—	—	206	726
Total mortgage loans	—	—	520	358	—	2,253	3,132
Commercial loans	—	—	39	2,362	126	4,368	6,894
Consumer loans (1)	20	38	20	3	—	39	120
Total gross loans	$20	38	580	2,723	126	6,660	10,146
(1) During the nine months ended September 30, 2025, charge-offs on consumer overdraft accounts totaled $315,000, which are not included in the table above.
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

The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	801	801
Residential	—	—	7	—	—	—	7
Total mortgage loans	—	—	7	—	—	801	808
Commercial loans	—	42	157	8,500	1,606	206	10,511
Consumer loans (1)	20	—	—	5	—	9	34
Total gross loans	$20	42	164	8,505	1,606	1,016	11,353
(1) During the nine months ended September 30, 2024, charge-offs on consumer overdraft accounts totaled $240,000, which are not included in the table above.
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of September 30, 2025, there were 28 loans totaling $85.4 million, compared to 26 loans totaling $55.4 million as of December 31, 2024, that were individually evaluated for impairment.
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
For loans deemed collateral-dependent as defined above, the fair value is based on the underlying collateral. As of September 30, 2025 and December 31, 2024, the Company had collateral-dependent loans with fair values of $76.3 million and $11.0 million secured by commercial real estate, respectively.
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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 (in thousands):

	For the three months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans
Commercial loans	$—	—	7,000	0.14%
Total gross loans	$—	—	7,000	0.04%

	For the nine months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$2,984	—	11,945	0.20%
Total mortgage loans	2,984	—	11,945	0.11%
Commercial loans	1,302	—	7,603	0.17%
Total gross loans	$4,286	—	19,548	0.12%
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
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2025 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	0	—%
Total mortgage loans	0	—%
Commercial loans	11	0.25%
Total gross loans	11	0.25%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	18	0.44%
Total mortgage loans	18	0.44%
Commercial loans	12	(0.21)%
Total gross loans	14	0.05%
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
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and nine months ended September 30, 2025 and September 30, 2024, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2025 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$11,907	—	2,642	—	—	14,549
Multi-family	281	—	—	450	—	731
Total mortgage loans	12,188	—	2,642	450	—	15,280
Commercial loans	8,169	—	—	—	243	8,412
Total gross loans	$20,357	—	2,642	450	243	23,692
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2024 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$1,045	—	—	—	—	1,045
Multi-family	481	94	402	320	—	1,297
Total mortgage loans	1,526	94	402	320	—	2,342
Commercial loans	9,562	—	—	88	5,852	15,502
Total gross loans	$11,088	94	402	408	5,852	17,844
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as Purchase Credit Deteriorated ("PCD") loans. As of September 30, 2025, the balance of PCD loans totaled $522.4 million with a related allowance for credit losses of $12.9 million. The balance of PCD loans as of December 31, 2024 was $620.4 million with a related allowance for credit losses of $15.2 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2025 and December 31, 2024 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of September 30, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	3,738	24,365	48,765	33,722	223	—	116,826
Substandard	8,904	—	64	658	11,104	75,723	4,238	—	100,691
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	14,917	—	3,802	25,023	59,869	109,445	4,461	—	217,517
Pass/Watch	549,332	334,137	839,354	1,493,261	895,948	2,791,614	188,596	8,966	7,101,208

Total Commercial Mortgage	$564,249	334,137	843,156	1,518,284	955,817	2,901,059	193,057	8,966	7,318,725

Multi-family
Special mention	$—	—	—	—	—	33,081	—	—	33,081
Substandard	—	—	—	—	—	7,838	—	—	7,838
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	—	—	40,919	—	—	40,919
Pass/Watch	399,639	325,794	470,071	701,835	354,732	1,226,743	13,493	1,525	3,493,832
Total Multi-Family	$399,639	325,794	470,071	701,835	354,732	1,267,662	13,493	1,525	3,534,751

Construction
Special mention	$—	—	—	6,639	—	—	—	—	6,639

	Gross Loans Held for Investment by Year of Origination as of September 30, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Substandard	—	—	11,539	—	7,701	—	—	—	19,240
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	11,539	6,639	7,701	—	—	—	25,879
Pass/Watch	70,305	205,912	272,041	124,251	16,046	5,527	—	—	694,082
Total Construction	$70,305	205,912	283,580	130,890	23,747	5,527	—	—	719,961

Residential (1)
Special mention	$—	—	2,162	559	104	2,797	—	—	5,622
Substandard	—	1,086	1,471	1,383	930	2,076	—	—	6,946
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,086	3,633	1,942	1,034	4,873	—	—	12,568
Pass/Watch	95,389	129,026	311,292	372,383	294,415	762,410	—	—	1,964,915
Total Residential	$95,389	130,112	314,925	374,325	295,449	767,283	—	—	1,977,483

Total Mortgage
Special mention	$6,013	—	5,900	31,563	48,869	69,600	223	—	162,168
Substandard	8,904	1,086	13,074	2,041	19,735	85,637	4,238	—	134,715
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	14,917	1,086	18,974	33,604	68,604	155,237	4,461	—	296,883
Pass/Watch	1,114,665	994,869	1,892,758	2,691,730	1,561,141	4,786,294	202,089	10,491	13,254,037
Total Mortgage	$1,129,582	995,955	1,911,732	2,725,334	1,629,745	4,941,531	206,550	10,491	13,550,920

Commercial
Special mention	$179	9,941	7,306	13,508	9,593	36,879	13,977	2,958	94,341
Substandard	1,095	1,721	6,146	67,922	34,082	42,591	36,028	1,782	191,367
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	1,274	11,662	13,452	81,430	43,675	79,470	50,005	4,740	285,708
Pass/Watch	621,214	656,059	350,881	626,200	346,162	1,027,706	1,156,893	59,244	4,844,359
Total Commercial	$622,488	667,721	364,333	707,630	389,837	1,107,176	1,206,898	63,984	5,130,067

Consumer (1)
Special mention	$—	—	—	—	—	9	266	92	367
Substandard	—	—	—	—	—	375	549	179	1,103
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	—	—	—	384	815	271	1,470
Pass/Watch	31,142	27,962	34,524	49,029	33,486	90,937	330,512	15,921	613,513
Total Consumer	$31,142	27,962	34,524	49,029	33,486	91,321	331,327	16,192	614,983

Total Loans

	Gross Loans Held for Investment by Year of Origination as of September 30, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$6,192	9,941	13,206	45,071	58,462	106,488	14,466	3,050	256,876
Substandard	9,999	2,807	19,220	69,963	53,817	128,603	40,815	1,961	327,185
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	16,191	12,748	32,426	115,034	112,279	235,091	55,281	5,011	584,061
Pass/Watch	1,767,021	1,678,890	2,278,163	3,366,959	1,940,789	5,904,937	1,689,494	85,656	18,711,909
Total Gross Loans	$1,783,212	1,691,638	2,310,589	3,481,993	2,053,068	6,140,028	1,744,775	90,667	19,295,970
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$262	4,377	10,150	9,127	14,569	69,525	4,461	—	112,471
Substandard	3,044	73	10,952	—	21,051	50,870	—	—	85,990
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,306	4,450	21,102	9,127	35,620	120,395	4,461	—	198,461
Pass/Watch	417,991	904,924	1,623,911	997,658	884,295	2,063,646	126,297	10,895	7,029,617
Total Commercial Mortgage	$421,297	909,374	1,645,013	1,006,785	919,915	2,184,041	130,758	10,895	7,228,078

Multi-family
Special mention	$—	—	—	—	—	16,472	—	—	16,472
Substandard	—	1,560	—	1,043	—	5,439	—	—	8,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,560	—	1,043	—	21,911	—	—	24,514
Pass/Watch	363,254	478,184	701,811	460,979	460,161	882,291	10,181	1,558	3,358,419
Total Multi-Family	$363,254	479,744	701,811	462,022	460,161	904,202	10,181	1,558	3,382,933

Construction
Special mention	$—	1,064	—	—	—	—	—	—	1,064
Substandard	—	—	—	12,346	—	—	—	—	12,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,064	—	12,346	—	—	—	—	13,410
Pass/Watch	104,009	309,034	260,190	110,100	24,017	2,743	—	—	810,093

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Total Construction	$104,009	310,098	260,190	122,446	24,017	2,743	—	—	823,503

Residential (1)
Special mention	$403	1,356	344	—	—	2,836	—	—	4,939
Substandard	—	764	689	1,119	—	1,963	—	—	4,535
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	2,120	1,033	1,119	—	4,799	—	—	9,474
Pass/Watch	140,382	348,493	428,269	333,150	276,703	474,166	—	—	2,001,163
Total Residential	$140,785	350,613	429,302	334,269	276,703	478,965	—	—	2,010,637

Total Mortgage
Special mention	$665	6,797	10,494	9,127	14,569	88,833	4,461	—	134,946
Substandard	3,044	2,397	11,641	14,508	21,051	58,272	—	—	110,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,709	9,194	22,135	23,635	35,620	147,105	4,461	—	245,859
Pass/Watch	1,025,636	2,040,635	3,014,181	1,901,887	1,645,176	3,422,846	136,478	12,453	13,199,292
Total Mortgage	$1,029,345	2,049,829	3,036,316	1,925,522	1,680,796	3,569,951	140,939	12,453	13,445,151

Commercial
Special mention	$298	2,612	3,084	5,804	9,493	26,924	20,030	4,761	73,006
Substandard	6,887	5,023	62,028	28,208	23,130	21,170	31,787	1,746	179,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	7,185	7,635	65,112	34,012	32,623	48,094	51,817	6,507	252,985
Pass/Watch	747,299	427,445	697,899	390,770	256,421	678,154	1,089,408	68,219	4,355,615
Total Commercial	$754,484	435,080	763,011	424,782	289,044	726,248	1,141,225	74,726	4,608,600

Consumer (1)
Special mention	$—	—	3	—	124	109	725	—	961
Substandard	—	95	—	9	—	321	950	—	1,375
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	95	3	9	124	430	1,675	—	2,336
Pass/Watch	31,975	45,605	59,669	40,080	9,433	83,728	327,107	13,886	611,483
Total Consumer	$31,975	45,700	59,672	40,089	9,557	84,158	328,782	13,886	613,819

Total Loans
Special mention	$963	9,409	13,581	14,931	24,186	115,866	25,216	4,761	208,913
Substandard	9,931	7,515	73,669	42,725	44,181	79,763	32,737	1,746	292,267
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,894	16,924	87,250	57,656	68,367	195,629	57,953	6,507	501,180
Pass/Watch	1,804,910	2,513,685	3,771,749	2,332,737	1,911,030	4,184,728	1,552,993	94,558	18,166,390
Total Gross Loans	$1,815,804	2,530,609	3,858,999	2,390,393	1,979,397	4,380,357	1,610,946	101,065	18,667,570
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.
Note 5. Deposits
Deposits as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Savings	$1,577,946	1,679,667
Money market	3,509,094	3,364,564
Negotiable Order of Withdrawal ("NOW") (1)	6,893,267	6,622,642
Non-interest bearing	3,751,547	3,788,785
Certificates of deposit (2)	3,364,390	3,168,155
Total deposits	$19,096,244	18,623,813
(1) Our insured cash sweep product totaled $1.10 billion and $1.16 billion as of September 30, 2025 and December 31, 2024, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $886.1 million and $789.0 million as of September 30, 2025 and December 31, 2024, respectively. Additionally, reciprocal Certificate of Deposit Account Registry Service product totaled $2.4 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.
Within total deposits, brokered deposits totaled $805.9 million and $255.0 million as of September 30, 2025 and December 31, 2024, respectively.
Note 6. Borrowed Funds
Borrowed funds as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$102,146	113,224
FHLBNY line of credit	634,000	385,000
FHLBNY advances	1,470,635	1,518,497
Purchase accounting adjustment on borrowed funds	2,529	3,714
Total borrowed funds	$2,209,310	2,020,435
Total long-term borrowings totaled $604.5 million and $513.9 million as of September 30, 2025 and December 31, 2024, respectively, while total short-term borrowings totaled $1.60 billion and $1.51 billion for the same periods.
As of September 30, 2025, FHLBNY advances were at fixed rates and mature between October 2025 and August 2030, and as of December 31, 2024, FHLBNY advances were at fixed rates with maturities between January 2025 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland merger as of September 30, 2025 are as follows (in thousands):

2025
Due in one year or less	$1,500,135
Due after one year through two years	454,500
Due after two years through three years	—
Due after three years through four years	—
Due after four years through five years	150,000
Thereafter	—
Purchase accounting adjustment on borrowed funds	2,529
Total FHLBNY advances and overnight borrowings	$2,107,164
Scheduled maturities of securities sold under repurchase agreements as of September 30, 2025 are as follows (in thousands):

2025
Due in one year or less	$102,146
Thereafter	—
Total securities sold under repurchase agreements	$102,146
The following tables set forth certain information as to borrowed funds for the nine and twelve month periods ended September 30, 2025 and December 31, 2024 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
September 30, 2025
Securities sold under repurchase agreements	$117,946	103,125	2.44%
FHLBNY overnight borrowings	704,000	314,620	4.96
FHLBNY advances	2,368,897	1,715,636	3.99
December 31, 2024
Securities sold under repurchase agreements	$117,323	102,043	2.03%
FHLBNY overnight borrowings	567,000	115,902	5.45
FHLBNY advances	1,518,497	1,290,836	3.41
FRBNY BTFP Borrowing	550,000	472,077	4.78
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of September 30, 2025 and December 31, 2024, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.41 billion and $1.12 billion, respectively.
Interest expense on borrowings for the three and nine months ended September 30, 2025 amounted to $21.6 million and $64.7 million, respectively, while amortization expense related to purchase accounting adjustments for the three and nine months ended September 30, 2025 amounted to a benefit of $316,000 and $1.2 million, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2024 amounted to $20.5 million and $58.7 million, respectively, while amortization expense related to purchase accounting for the three and nine months ended September 30, 2024 amounted to a benefit of $558,000 and $865,000, respectively.
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
Net periodic benefit costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2025 and 2024 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	—	1	2	$—	—	3	8
Interest cost	299	288	148	135	897	866	444	405
Expected return on plan assets	(825)	(778)	—	—	(2,475)	(2,334)	—	—
Amortization of the net loss (gain)	—	15	(459)	(529)	—	43	(1,377)	(1,589)
Net periodic (decrease) in benefit cost	$(526)	(475)	(310)	(392)	$(1,578)	(1,425)	(930)	(1,176)
In its consolidated financial statements for the year ended December 31, 2024, the Company previously disclosed that it does not expect to contribute to the pension plan in 2025. As of September 30, 2025, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2025 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.
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
As of September 30, 2025, $2.1 million was recorded in total contingent litigation reserves.

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

For the three and nine months ended September 30, 2025, the Company recorded a $2.5 million and a $2.6 million provision charge for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2024, the Company recorded a $300,000 provision benefit and a $2.8 million provision charge for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $10.0 million as of September 30, 2025 and $7.4 million as of December 31, 2024, and is included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2025 and December 31, 2024.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2025 and December 31, 2024.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2025 or December 31, 2024.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$308,269	308,269	—	—
Government-agency obligations	36,905	—	36,905	—
Mortgage-backed securities	2,546,844	—	2,546,844	—
Asset-backed securities	43,909	—	43,909	—
State and municipal obligations	111,915	—	111,915	—
Corporate obligations	93,478	—	93,478	—
Total available for sale debt securities	3,141,320	308,269	2,833,051	—
Equity securities	19,682	19,682	—	—
Derivative assets	111,618	—	111,618	—
	$3,272,620	327,951	2,944,669	—

Derivative liabilities	$114,239	—	114,239	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$76,259	—	—	76,259
Foreclosed assets	2,015	—	—	2,015
	$78,274	—	—	78,274

	Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	—	—
Government-agency obligations	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	—	47,563	—
State and municipal obligations	116,917	—	116,917	—
Corporate obligations	104,443	—	104,443	—
Total available for sale debt securities	2,768,915	330,598	2,438,317	—
Equity Securities	19,110	19,110	—	—
Derivative assets	188,940	—	188,940	—
	$2,976,965	349,708	2,627,257	—

Derivative liabilities	$172,601	—	172,601	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,023	—	—	11,023
Foreclosed assets	9,473	—	—	9,473
	$20,496	—	—	20,496

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025.
Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of September 30, 2025 and December 31, 2024, $2.4 million and $70,000, respectively, were included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2025 and December 31, 2024. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of September 30, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$301,614	301,614	301,614	—	—
Available for sale debt securities:
U.S. Treasury obligations	$308,269	308,269	308,269	—	—
Government-agency obligations	36,905	36,905	—	36,905	—
Mortgage-backed securities	2,546,844	2,546,844	—	2,546,844	—
Asset-backed securities	43,909	43,909	—	43,909	—
State and municipal obligations	111,915	111,915	—	111,915	—
Corporate obligations	93,478	93,478	—	93,478	—
Total available for sale debt securities	$3,141,320	3,141,320	308,269	2,833,051	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	4,400	4,346	—	4,346	—
State and municipal obligations	284,877	277,418	—	277,418	—
Corporate obligations	2,843	2,810	—	2,810	—
Total held to maturity debt securities, net of allowance for credit losses	$292,120	284,574	—	284,574	—
FHLBNY stock	119,551	119,551	119,551	—	—
Equity securities	19,682	19,682	19,682	—	—
Loans, net of allowance for credit losses	19,113,427	19,168,498	—	—	19,168,498
Derivative assets	111,618	111,618	—	111,618	—

Financial liabilities:
Deposits other than certificates of deposits	$15,731,854	15,731,854	15,731,854	—	—
Certificates of deposit	3,364,390	3,363,873	—	3,363,873	—
Total deposits	$19,096,244	19,095,727	15,731,854	3,363,873	—
Borrowings	2,209,310	2,210,904	—	2,210,904	—
Subordinated debentures	405,340	429,310	—	429,310	—
Derivative liabilities	114,239	114,239	—	114,239	—

		Fair Value Measurements as of December 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$205,939	205,939	205,939	—	—
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	330,598	—	—
Government-agency obligations	107,235	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	47,563	—	47,563	—
State and municipal obligations	116,917	116,917	—	116,917	—
Corporate obligations	104,443	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	2,768,915	330,598	2,438,317	—
Held to maturity debt securities:
Government-agency obligations	9,999	9,707	—	9,707	—
State and municipal obligations	311,106	297,674	—	297,674	—
Corporate obligations	6,518	6,352	—	6,352	—
Total held to maturity debt securities	$327,623	313,733	—	313,733	—
FHLBNY stock	112,767	112,767	112,767	—	—
Equity securities	19,110	19,110	19,110	—	—
Loans, net of allowance for credit losses	18,628,391	18,442,167	—	—	18,442,167
Derivative assets	188,940	188,940	—	188,940	—

Financial liabilities:
Deposits other than certificates of deposits	$15,455,658	15,455,658	15,455,658	—	—
Certificates of deposit	3,168,155	3,168,216	—	3,168,216	—
Total deposits	$18,623,813	18,623,874	15,455,658	3,168,216	—
Borrowings	2,020,435	2,017,013	—	2,017,013	—
Subordinated debentures	401,608	423,675	—	423,675	—
Derivative liabilities	172,601	172,601	—	172,601	—

Note 12. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$27,957	(8,009)	19,948	75,987	(22,865)	53,122
Total	27,957	(8,009)	19,948	75,987	(22,865)	53,122
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	615	(174)	441	(4,856)	1,461	(3,395)
Reclassification adjustment for (gains) included in net income	(2,056)	582	(1,474)	(3,504)	1,054	(2,450)
Total	(1,441)	408	(1,033)	(8,360)	2,515	(5,845)
Amortization related to post-retirement obligations	(3,332)	944	(2,388)	(518)	156	(362)
Total other comprehensive income (loss)	$23,184	(6,657)	16,527	67,109	(20,194)	46,915

	Nine months ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$88,132	(32,252)	55,880	79,141	(24,415)	54,726
Reclassification adjustment for (gains) losses on securities sales included in net income	(87)	24	(63)	2,973	(917)	2,056
Total	88,045	(32,228)	55,817	82,114	(25,332)	56,782
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	(214)	61	(153)	1,159	(349)	810
Reclassification adjustment for (gains) included in net income	(6,285)	1,780	(4,505)	(11,414)	3,434	(7,980)
Total	(6,499)	1,841	(4,658)	(10,255)	3,085	(7,170)
Amortization related to post-retirement obligations	(4,251)	1,204	(3,047)	(2,212)	666	(1,546)
Total other comprehensive income (loss)	$77,295	(29,183)	48,112	69,647	(21,581)	48,066

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2025				2024
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of June 30,	$(108,692)	5,488	(566)	(103,770)	(150,829)	2,753	8,112	(139,964)
Current - period other comprehensive income (loss)	19,948	(2,388)	(1,033)	16,527	53,122	(362)	(5,845)	46,915
Balance as of September 30,	$(88,744)	3,100	(1,599)	(87,243)	(97,707)	2,391	2,267	(93,049)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2025				2024
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(144,561)	6,147	3,059	(135,355)	(154,489)	3,937	9,437	(141,115)
Current - period other comprehensive income (loss)	55,817	(3,047)	(4,658)	48,112	56,782	(1,546)	(7,170)	48,066
Balance as of September 30,	$(88,744)	3,100	(1,599)	(87,243)	(97,707)	2,391	2,267	(93,049)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2025	2024
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	Net gain (loss) on securities transactions
	—	—	Income tax expense
	$—	—	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$2,056	(3,504)	Interest expense
	(582)	1,054	Income tax expense
	$1,474	(2,450)

Post-retirement obligations:
Amortization of actuarial gains	$(459)	(518)	Compensation and employee benefits (1)
	130	156	Income tax expense
	$(329)	(362)	Net of tax

Total reclassifications	$1,145	(2,812)	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2025	2024
Details of AOCI:
Available for sale debt securities:
Realized net gains (losses) on the sale of securities available for sale	$87	(2,973)	Net gain (loss) on securities transactions
	(24)	917	Income tax expense
	$63	(2,056)	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$6,285	(11,414)	Interest expense
	(1,780)	3,434	Income tax expense
	$4,505	(7,980)

Post-retirement obligations:
Amortization of actuarial gains	$(1,377)	(2,212)	Compensation and employee benefits (1)
	390	666	Income tax expense
	$(987)	(1,546)	Net of tax

Total reclassifications	$3,581	(11,582)	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2025 and December 31, 2024, the Company had 454 and 482 loan related interest rate swaps with aggregate notional amounts of $4.27 billion and $4.54 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of September 30, 2025, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For September 30, 2025 and December 31, 2024, the Company had 10 and 9 credit derivatives, respectively, with aggregate notional amounts of $132.7 million and $79.2 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of September 30, 2025 and December 31, 2024, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $147,000 will be reclassified as an increase to interest expense. As of September 30, 2025, the Company had 8 outstanding interest rate derivatives with an aggregate notional amount of $600.0 million that were each designated as a cash flow hedge of interest rate risk, compared to six outstanding interest rate derivatives with an aggregate notional amount of $300.0 million, as of December 31, 2024.
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
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of September 30, 2025 and December 31, 2024 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,133,707	Other assets	$111,850	$2,133,707	Other liabilities	$112,076
Credit contracts	33,456	Other assets	11	99,228	Other liabilities	—
Total derivatives not designated as a hedging instrument			111,861			112,076

Derivatives designated as a hedging instrument:
Interest rate products	175,000	Other assets	354	425,000	Other liabilities	2,225
Total gross derivative amounts recognized on the balance sheet			112,215			114,301

Netting Adjustments			103			2,525

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$112,112			$111,776

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$8,342			$8,342
Cash collateral - institutional counterparties			96,563			—
Net derivatives not offset			$7,207			$103,434

	Fair Values of Derivative Instruments as of December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,272,162	Other assets	$174,196	$2,272,162	Other liabilities	$174,344
Credit contracts	11,662	Other assets	—	67,560	Other liabilities	—
Total derivatives not designated as a hedging instrument			174,196			174,344

Derivatives designated as a hedging instrument:
Interest rate products	225,000	Other assets	5,136	75,000	Other liabilities	204
Total gross derivative amounts recognized on the balance sheet			179,332			174,548

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$179,332			$174,548

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,255			$2,255
Cash collateral - institutional counterparties			174,904			—
Net derivatives not offset			$2,173			$172,293
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2025 and December 31, 2024.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2025 and 2024 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2025	September 30, 2024
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$32	115
Credit contracts	Other (loss) income	(3)	50
Total		$29	165

Derivatives designated as a hedging instrument:
Interest rate products	Interest benefit	$(2,056)	(3,504)
Total		$(2,056)	(3,504)

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2025	September 30, 2024
Derivatives not designated as a hedging instrument:
Interest rate products	Other (loss) income	$(78)	232
Credit contracts	Other (loss) income	(122)	41
Total		$(200)	273

Derivatives designated as a hedging instrument:
Interest rate products	Interest benefit	$(6,285)	(11,414)
Total		$(6,285)	(11,414)
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
As of September 30, 2025, the Company had six dealer counterparties, of which, the Company was in a net asset position with respect to five of its counterparties.

Note 14. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and nine months ended September 30, 2025, the out-of-scope revenue related to financial instruments was 92.2% and 92.1% of the Company's total revenue, compared to 92.3% and 91.3% for the three and nine months ended September 30, 2024, respectively. Revenue generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,349	7,620	21,625	22,878
Insurance agency income	3,852	3,631	14,445	12,912
Banking service charges and other fees:
Service charges on deposit accounts	5,366	5,089	15,325	12,612
Debit card and ATM fees	1,159	1,510	3,719	3,371
Total banking service charges and other fees	6,525	6,599	19,044	15,983
Total in-scope non-interest income	17,726	17,850	55,114	51,773
Total out-of-scope non-interest income	9,693	9,005	26,410	18,164
Total non-interest income	$27,419	26,855	81,524	69,937
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
Note 15. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	Classification	September 30, 2025	December 31, 2024
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$54,976	62,258
Lease Liabilities:
Operating lease liabilities	Other liabilities	$57,849	65,226
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
As of September 30, 2025, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 6.9 years and 3.23%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024
Lease Costs
Operating lease cost	$3,353	3,141
Variable lease cost	1,117	778
Total lease cost	$4,470	3,919

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Lease Costs
Operating lease cost	$10,367	9,539
Variable lease cost	3,158	2,269
Total lease cost	$13,525	11,808

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating cash flows from operating leases	$10,175	9,341

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2025	$3,297
2026	12,046
2027	10,514
2028	8,985
2029	7,673
Thereafter	22,279
Total future minimum lease payments	64,794
Amounts representing interest	6,945
Present value of net future minimum lease payments	$57,849
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
The following table represents segment information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income on loans	$290,042	291,987	$845,183	663,267
Interest income on cash and debt securities	36,239	30,535	102,752	70,925
Total interest income	326,281	322,522	947,935	734,192
Total interest expense	131,949	138,821	384,781	315,315
Net interest income	194,332	183,701	563,154	418,877

Provision for credit losses	7,044	9,299	4,794	78,684
Net interest income after provision	187,288	174,402	558,360	340,193

Non-interest income:
Wealth management income	7,349	7,620	21,625	22,878
Insurance Agency Income	3,852	3,631	14,445	12,912
Other non-interest income (1)	16,218	15,604	45,454	34,147
Total non-interest income	27,419	26,855	81,524	69,937

Non-interest expense:
Compensation and employee benefits	63,202	63,468	188,817	158,404
Net occupancy expense	12,773	12,790	39,711	32,452
Data processing expense	9,102	10,481	28,305	25,698
Other non-interest expense (2)	28,015	49,263	87,140	106,670
Total non-interest expense	113,092	136,002	343,973	323,224

Income tax expense	29,895	18,850	88,182	19,905

Net income	$71,720	46,405	$207,729	67,001
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
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. government, tariffs, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and the impact of the current federal government shutdown.

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
While there were no merger-related expenses with Lakeland for the 2025 period, these costs totaled $15.6 million and $36.7 million for the three and nine months ended September 30, 2024. Merger-related expense is a separate line in non-interest expense on the Consolidated Statements of Income. Additionally, an initial CECL provision for credit losses of $60.1 million was recorded as part of the Lakeland merger, for the nine months ended September 30, 2024.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a provision of $4.5 million and $2.2 million for the three and nine months ended September 30, 2025, and an overall coverage ratio of 97 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model. If the Company used a more severe outlook, the provision would have risen by approximately $23.1 million, leading to an overall coverage ratio of approximately 109 basis points.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2025, the portfolio and class segments for the Company’s loan portfolio were:
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
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill ("OBBB") was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions.
Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBB in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company evaluated the potential impact of the OBBB on its financial statements and, based on its assessment, the legislation does not have a material impact on its financial statements.
COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
Total assets as of September 30, 2025 were $24.83 billion, a $780.9 million increase from December 31, 2024. The increase in total assets was primarily due to a $626.7 million increase in loans held for investment and a $344.3 million increase in total investments, partially offset by a $148.1 million decrease in loans held for sale, and decreases in intangibles and other assets.
The Company’s loans held for investment portfolio totaled $19.29 billion as of September 30, 2025 and $18.66 billion as of December 31, 2024. The loan portfolio consisted of the following:

	September 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$7,318,725	7,228,078
Multi-family	3,534,751	3,382,933
Construction	719,961	823,503
Residential	1,977,483	2,010,637
Total mortgage loans	13,550,920	13,445,151
Commercial loans (1)	4,837,934	4,608,600
Mortgage warehouse lines	292,133	160,928
Consumer loans	614,983	613,819
Total gross loans	19,295,970	18,667,570
Premiums on purchased loans	1,362	1,338
Net deferred fees and unearned discounts	(11,265)	(9,538)
Total loans held for investment	$19,286,067	18,659,370
(1) Commercial loans consist of owner-occupied real estate and commercial & industrial loans.
During the three months ended September 30, 2025, the loans held for investment portfolio had net increases of $149.0 million of commercial loans, $52.0 million of mortgage warehouse lines, $17.2 million of multi-family loans and $4.8 million of commercial mortgage loans, partially offset by net decreases of $32.0 million of construction loans, $7.9 million of residential mortgage loans and $2.2 million of consumer loans. Total commercial loans, including mortgage warehouse lines, commercial mortgage, multi-family and construction loans, represented 86.6% of the loan portfolio as of September 30, 2025, compared to 85.9% as of December 31, 2024.
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
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of September 30, 2025, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.57 billion, or 60.0% of total gross loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments, based on the collateral securing the loans, as of September 30, 2025 (in thousands):

	Amount	Percentage of Total
Multi-family	$3,937,340	33.7%
Retail	2,634,608	22.5
Industrial	2,260,331	19.3
Mixed	911,205	7.8
Office	798,909	6.8
Special use property	634,434	5.4
Residential	312,405	2.7
Hotel	135,487	1.2
Land	75,743	0.7
Total CRE, multi-family and construction loans	$11,700,462	100.0%
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of September 30, 2025, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,192,517	61.5%
New York	1,826,859	15.6
Pennsylvania	1,520,191	13.0
Other states	1,160,895	9.9
Total CRE, multi-family and construction loans	$11,700,462	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $171.3 million and $88.4 million, respectively, as of September 30, 2025, compared to $168.4 million and $86.8 million, respectively, as of December 31, 2024.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Mortgage loans:
Commercial	$39,036	$20,883
Multi-family	424	7,498
Construction	19,220	13,246
Residential	7,858	4,535
Total mortgage loans	66,538	46,162
Commercial loans (1)	32,483	24,243
Consumer loans	1,388	1,656
Total non-performing loans	100,409	72,061
Foreclosed assets	2,015	9,473
Total non-performing assets	$102,424	81,534
(1) Includes $2.4 million of total non-accrual loans held for sale as of December 31, 2024.
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Mortgage loans:
Residential	$6,180	5,049
Commercial	4,314	3,954
Multi-family	879	—
Construction	—	—
Total mortgage loans	11,373	9,003
Commercial loans (1)	1,390	2,377
Consumer loans	299	856
Total 60-89 day delinquent loans	$13,062	12,236
1) Includes $2.4 million of 60-89 day delinquent loans held for sale as of December 31, 2024.
As of September 30, 2025, the Company’s allowance for credit losses related to the loan portfolio was 0.97% of total loans, compared to 1.04% and 1.02% as of December 31, 2024 and September 30, 2024, respectively. The Company recorded a provision for credit losses on loans of $4.5 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, compared with provisions of $9.6 million and $75.9 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the Company had net charge-offs of $5.4 million and $8.6 million, respectively, compared to net charge-offs of $6.8 million and $9.1 million, respectively, for the same periods in 2024. The allowance for credit losses decreased $6.5 million to $187.0 million as of September 30, 2025 from $193.4 million as of December 31, 2024. The decrease in the allowance for credit losses on loans as of September 30, 2025 compared to December 31, 2024 was due to net charge-offs of $8.7 million, partially offset by a $2.2 million provision for credit losses on loans.
Total non-performing loans were $100.4 million, or 0.52% of total loans as of September 30, 2025, compared to $72.1 million, or 0.39% of total loans as of December 31, 2024. The $28.3 million increase in non-performing loans consisted of an $18.2 million increase in non-performing commercial mortgage loans, an $8.2 million increase in non-performing commercial loans, a $6.0 million increase in non-performing construction loans and a $3.3 million increase in non-performing residential mortgage loans, partially offset by a $7.1 million decrease in non-performing multi-family loans and a $268,000 decrease in non-performing consumer loans.
As of September 30, 2025 and December 31, 2024, the Company held foreclosed assets of $2.0 million and $9.5 million, respectively. During the nine months ended September 30, 2025, there was a write-down of one foreclosed commercial property of $2.7 million based on a contracted sales price. The sale of this property closed in the second quarter of 2025, which reduced foreclosed assets by an additional $5.8 million. During the three and nine months ended September 30, 2025, there was one addition to foreclosed assets with an aggregate carrying value of $1.0 million. Foreclosed assets as of September 30,

2025 were comprised of two commercial properties. Total non-performing assets as of September 30, 2025 increased $20.9 million to $102.4 million, or 0.41% of total assets, from $81.5 million, or 0.34% of total assets as of December 31, 2024.
Total investment securities were $3.57 billion as of September 30, 2025, a $344.3 million increase from December 31, 2024. This increase was primarily due to purchases of mortgage-backed securities and a decrease in unrealized losses on available for sale debt securities.
Total deposits increased $472.4 million during the nine months ended September 30, 2025, to $19.10 billion. Total time deposits increased $196.2 million to $3.36 billion as of September 30, 2025, while total savings and demand deposit accounts increased $276.2 million to $15.73 billion as of September 30, 2025. The increase in time deposits consisted of a $204.3 million increase in brokered time deposits, partially offset by an $7.9 million decrease in retail time deposits. The increase in savings and demand deposits was largely attributable to a $101.7 million decrease in savings deposits and a $37.2 million decrease in non-interest bearing demand deposits, partially offset by a $144.5 million increase in money market deposits and a $270.6 million increase in interest bearing demand deposits.
The Company uses brokered deposits as an alternative source of wholesale funding to cover funding gaps created by asset growth. Within total deposits, brokered deposits totaled $805.9 million and $255.0 million as of September 30, 2025 and December 31, 2024, respectively. Our total estimated uninsured and uncollateralized deposits as of September 30, 2025, were $4.81 billion.
Borrowed funds increased $188.9 million during the nine months ended September 30, 2025, to $2.21 billion. Borrowed funds represented 8.9% of total assets as of September 30, 2025, an increase from 8.4% as of December 31, 2024.
Stockholders’ equity increased $165.8 million during the nine months ended September 30, 2025, to $2.77 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the three and nine months ended September 30, 2025, common stock repurchases totaled 55,826 shares at an average cost of $17.83 per share and 156,570 shares at an average cost of $18.07 per share, respectively, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of September 30, 2025, approximately 816,000 shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the nine months ended September 30, 2025 and 2024, loan repayments totaled $6.31 billion and $2.09 billion, respectively.

The Company continues to monitor and focus on depositor behavior and borrowing capacity with FHLBNY and FRBNY, with current borrowing capacity of $4.52 billion and $3.02 billion, respectively, as of September 30, 2025. Our estimated uninsured and uncollateralized deposits as of September 30, 2025 totaled $4.81 billion, or 25.2% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of September 30, 2025, were $10.28 billion. Within time deposits, approximately $691.6 million, or 20.6% was uninsured as of September 30, 2025.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $2.04 billion for the nine months ended September 30, 2025, compared to $1.12 billion for the same period in 2024. Purchases for the investment portfolio totaled $647.1 million for the nine months ended September 30, 2025, compared to $422.4 million for the year ended December 31, 2024. As of September 30, 2025, the Bank had outstanding loan commitments to borrowers of $3.82 billion, including undisbursed home equity lines and personal credit lines of $681.9 million.
Total deposits increased $472.4 million during the nine months ended September 30, 2025, to $19.10 billion. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.25 billion as of September 30, 2025. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

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
As of September 30, 2025, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2025
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$955,772	4.00%	955,772	4.00%	2,453,320	10.27%
Common equity Tier 1 risk-based capital	927,416	4.50	1,442,647	7.00	2,453,320	11.90
Tier 1 risk-based capital	1,236,555	6.00	1,751,786	8.50	2,453,320	11.90
Total risk-based capital	1,648,740	8.00	2,163,971	10.50	2,650,315	12.86

Company:
Tier 1 leverage capital	$955,772	4.00%	955,772	4.00%	2,114,167	8.85%
Common equity Tier 1 risk-based capital	927,157	4.50	1,442,244	7.00	2,114,167	10.26
Tier 1 risk-based capital	1,236,209	6.00	1,751,296	8.50	2,114,167	10.26
Total risk-based capital	1,648,279	8.00	2,163,366	10.50	2,311,162	11.22
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
General. The Company reported net income of $71.7 million, or $0.55 per basic and diluted share for the three months ended September 30, 2025, compared to $72.0 million, or $0.55 per basic and diluted share, for the three months ended June 30, 2025 and net income of $46.4 million, or $0.36 per basic and diluted share, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income totaled $207.7 million, or $1.59 per basic and diluted share, compared to $67.0 million, or $0.65 per basic and diluted share, for the nine months ended September 30, 2024.
While there were no transaction costs related to our merger with Lakeland Bancorp, Inc. (“Lakeland”) during 2025, for the three and nine months ended September 30, 2024, these costs totaled $15.6 million and $96.8 million, respectively, including an initial Current Expected Credit Loss ("CECL") provision for credit losses of $60.1 million recorded as part of the Lakeland merger.
The following tables sets forth certain information for the three and nine months ended September 30, 2025. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$79,471	$764	3.82%	179,313	2,425	5.38%
Available for sale debt securities	3,070,080	30,952	4.03	2,644,262	24,608	3.71
Held to maturity debt securities, net (1)	299,506	1,897	2.53	342,217	2,136	2.50
Equity securities, at fair value	19,457	120	2.47	19,654	276	5.62
Federal Home Loan Bank stock	116,788	2,506	8.58	91,841	1,090	4.75
Net loans: (2)
Total mortgage loans	13,390,032	197,252	5.85	13,363,265	197,857	5.83
Total commercial loans	4,908,131	81,943	6.63	4,546,088	81,183	7.05
Total consumer loans	608,600	10,847	7.07	622,586	12,947	8.27
Total net loans	18,906,763	290,042	6.09	18,531,939	291,987	6.21
Total interest earning assets	$22,492,065	$326,281	5.76%	21,809,226	322,522	5.84%
Non-Interest Earning Assets:
Cash and due from banks	154,859			341,505
Other assets	1,871,366			2,097,307

Total assets	$24,518,290			24,248,038
Interest Bearing Liabilities:
Demand deposits	$10,280,314	$70,584	2.72%	9,942,053	74,864	3.00%
Savings deposits	1,596,072	896	0.22	1,711,502	1,006	0.23
Time deposits	3,287,241	30,614	3.69	3,112,598	34,139	4.36
Total deposits	15,163,627	102,094	2.67	14,766,153	110,009	2.96
Borrowed funds	2,136,111	21,307	3.96	2,125,149	19,923	3.73
Subordinated debentures	404,548	8,548	8.38	413,267	8,889	8.56
Total interest bearing liabilities	$17,704,286	131,949	2.96%	17,304,569	138,821	3.19%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,725,645			3,741,160
Other non-interest bearing liabilities	349,945			541,839
Total non-interest bearing liabilities	4,075,590			4,282,999
Total liabilities	21,779,876			21,587,568
Stockholders' equity	2,738,414			2,660,470
Total liabilities and stockholders' equity	$24,518,290			24,248,038
Net interest income		$194,332			183,701
Net interest rate spread			2.80%			2.65%
Net interest-earning assets	$4,787,779			4,504,657
Net interest margin (3)			3.43%			3.31%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.26x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the nine months ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$78,434	$2,227	4.21%	39,280	5,466	5.38%
Available for sale debt securities	2,952,923	87,530	3.95	2,189,671	52,277	3.18
Held to maturity debt securities, net (1)	311,507	5,859	2.51	350,529	6,761	2.57
Equity securities, at fair value	19,294	469	3.24	10,050	276	3.67
Federal Home Loan Bank stock	119,503	6,667	7.48	84,845	6,145	9.66
Net loans: (2)
Total mortgage loans	13,362,561	577,097	5.77	10,682,974	461,632	5.70
Total commercial loans	4,803,599	236,616	6.59	3,487,600	175,815	6.69
Total consumer loans	609,979	31,470	6.90	460,497	25,820	7.49
Total net loans	18,776,139	845,183	6.02	14,631,071	663,267	5.99
Total interest earning assets	$22,257,800	947,935	5.69%	17,305,446	734,192	5.61%
Non-Interest Earning Assets:
Cash and due from banks	146,568			229,336
Other assets	1,908,122			1,663,331
Total assets	$24,312,490			19,198,113
Interest Bearing Liabilities:
Demand deposits	$10,084,036	$200,819	2.66%	7,931,251	174,609	2.94%
Savings deposits	1,641,821	2720	0.22	1,444,135	2,476	0.23
Time deposits	3,228,399	92,232	3.82	2,091,806	66,517	4.25
Total deposits	14,954,256	295,771	2.64	11,467,192	243,602	2.84
Borrowed funds	2,182,319	63,555	3.89	2,074,958	57,871	3.73
Subordinated debentures	403,299	25,455	8.44	215,745	13,842	8.57
Total interest bearing liabilities	$17,539,874	384,781	2.93%	13,757,895	315,315	3.06%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,715,008			2,896,453
Other non-interest bearing liabilities	370,224			379,909
Total non-interest bearing liabilities	4,085,232			3,276,362
Total liabilities	21,625,106			17,034,257
Stockholders' equity	2,687,384			2,163,856
Total liabilities and stockholders' equity	$24,312,490			19,198,113
Net interest income		$563,154			418,877
Net interest rate spread			2.76%			2.55%
Net interest-earning assets	$4,717,926			3,547,551
Net interest margin (3)			3.38%			3.18%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.26x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $10.6 million to $194.3 million for the three months ended September 30, 2025, from $183.7 million for same period in 2024. Net interest income increased $144.3 million to $563.2 million for the nine months ended September 30, 2025, from $418.9 million for same period in 2024. The increase in net interest income was primarily due to favorable repricing of deposits, combined with originations of loans at favorable market rates, partially offset by an increase in borrowings. The increase in net interest income for the nine months ended September 30, 2025 was largely driven by growth in average earning assets and net assets added in the May 16, 2024 acquisition of Lakeland and related accretion of purchase accounting adjustments.
The net interest margin increased 12 basis points to 3.43% for the quarter ended September 30, 2025, compared to 3.31% for the quarter ended September 30, 2024. The weighted average yield on interest-earning assets decreased eight basis points to 5.76% for the quarter ended September 30, 2025, compared to 5.84% for the quarter ended September 30, 2024, while the weighted average cost of interest-bearing liabilities decreased 23 basis points for the quarter ended September 30, 2025, to 2.96%, compared to 3.19% for the quarter ended September 30, 2024. The average cost of interest-bearing deposits for the quarter ended September 30, 2025, was 2.67%, compared to 2.96% for the same period last year. Average non-interest-bearing demand deposits totaled $3.73 billion for the quarter ended September 30, 2025, compared to $3.74 billion for the quarter ended September 30, 2024. The average cost of total deposits, including non-interest-bearing deposits, was 2.14% for the quarter ended September 30, 2025, compared with 2.36% for the quarter ended September 30, 2024. The average cost of borrowed funds for the quarter ended September 30, 2025, was 3.96%, compared to 3.73% for the same period last year.
For the nine months ended September 30, 2025, the net interest margin increased 20 basis points to 3.38%, compared to 3.18% for the nine months ended September 30, 2024. The weighted average yield on interest-earning assets increased eight basis points to 5.69% for the nine months ended September 30, 2025, compared to 5.61% for the nine months ended September 30, 2024, while the weighted average cost of interest-bearing liabilities decreased 13 basis points to 2.93% for the nine months ended September 30, 2025, compared to 3.06% for the same period last year. The average cost of interest-bearing deposits decreased 20 basis points to 2.64% for the nine months ended September 30, 2025, compared to 2.84% for the same period last year. Average non-interest-bearing demand deposits totaled $3.72 billion for the nine months ended September 30, 2025, compared with $2.90 billion for the nine months ended September 30, 2024. The average cost of total deposits, including non-interest-bearing deposits, was 2.12% for the nine months ended September 30, 2025, compared with 2.27% for the nine months ended September 30, 2024. The average cost of borrowings for the nine months ended September 30, 2025, was 3.89%, compared to 3.73% for the same period last year.
Interest income on loans secured by real estate decreased $605,000 to $197.3 million for the three months ended September 30, 2025, from $197.9 million for the three months ended September 30, 2024. Commercial loan interest income increased $760,000 to $81.9 million for the three months ended September 30, 2025, from $81.2 million for the three months ended September 30, 2024. Consumer loan interest income decreased $2.1 million to $10.8 million for the three months ended September 30, 2025, from $12.9 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, the average balance of total loans increased $374.8 million to $18.91 billion, compared to the same period in 2024. The average yield on total loans for the three months ended September 30, 2025, decreased 12 basis points to 6.09%, from 6.21% for the same period in 2024.
Interest income on loans secured by real estate increased $115.5 million to $577.1 million for the nine months ended September 30, 2025, from $461.6 million for the nine months ended September 30, 2024. Commercial loan interest income increased $60.8 million to $236.6 million for the nine months ended September 30, 2025, from $175.8 million for the nine months ended September 30, 2024. Consumer loan interest income increased $5.7 million to $31.5 million for the nine months ended September 30, 2025, from $25.8 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the average balance of total loans increased $4.15 billion to $18.78 billion, compared with $14.63 billion for the same period in 2024. The average yield on total loans for the nine months ended September 30, 2025, increased three basis points to 6.02%, from 5.99% for the same period in 2024.
Interest income on held to maturity debt securities totaled $1.9 million for the three months ended September 30, 2025, compared to $2.1 million for the same period last year. Average held to maturity debt securities decreased $42.7 million to $299.5 million for the three months ended September 30, 2025, from $342.2 million for the same period last year. Interest income on held to maturity debt securities decreased $902,000 to $5.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. Average held to maturity debt securities decreased $39.0 million to $311.5 million for the nine months ended September 30, 2025, from $350.5 million for the same period last year.
Interest income on available for sale debt securities increased $6.1 million to $31.0 million for the three months ended September 30, 2025, from $24.9 million for the three months ended September 30, 2024. The average balance of available for sale debt securities increased $425.8 million to $3.07 billion for the three months ended September 30, 2025, compared to the same period in 2024. Interest income on available for sale debt securities increased $35.3 million to $87.5 million for the nine months ended September 30, 2025, from $52.3 million for the same period last year. The average balance of available for sale debt securities increased $763.3 million to $2.95 billion for the nine months ended September 30, 2025.
Dividend income on FHLBNY stock increased $1.4 million to $2.5 million for the three months ended September 30, 2025, from $1.1 million for the three months ended September 30, 2024. The average balance of FHLBNY stock increased $24.9 million to $116.8 million for the three months ended September 30, 2025, compared to the same period in 2024. Dividend income on FHLBNY stock increased $36.0 million to $94.7 million for the nine months ended September 30, 2025, from $58.7 million for the same period last year. The average balance of FHLBNY stock increased $34.7 million to $119.5 million for the nine months ended September 30, 2025.
The average yield on total securities increased to 3.89% for the three months ended September 30, 2025, compared with 3.58% for the same period in 2024. For the nine months ended September 30, 2025, the average yield on total securities increased to 3.81%, compared with 3.10% for the same period in 2024.
Interest expense on deposit accounts decreased $7.9 million to $102.1 million for the three months ended September 30, 2025, compared with $110.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, interest expense on deposit accounts increased $52.2 million to $295.8 million, from $243.6 million for the same period last year. The average cost of interest-bearing deposits improved to 2.67% and 2.64% for the three and nine months ended September 30, 2025, respectively, from 2.96% and 2.84% for the three and nine months ended September 30, 2024, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended September 30, 2025, increased $222.8 million to $11.88 billion. For the nine months ended September 30, 2025, average interest-bearing core deposits increased $2.35 billion, to $11.73 billion, from $9.38 billion for the same period in 2024. Average time deposit account balances increased $174.6 million to $3.29 billion for the three months ended September 30, 2025, from $3.11 billion for the three months ended September 30, 2024. For the nine months ended September 30, 2025, average time deposit account balances increased $1.14 billion to $3.23 billion, from $2.09 billion for the same period in 2024.
Interest expense on borrowed funds increased $1.4 million to $21.3 million for the three months ended September 30, 2025, from $19.9 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, interest expense on borrowed funds increased $5.7 million to $63.6 million, from $57.9 million for the nine months ended September 30, 2024. The average cost of borrowings increased to 3.96% for the three months ended September 30, 2025, from 3.73% for the three months ended September 30, 2024. The average cost of borrowings increased to 3.89% for the nine months ended September 30, 2025, from 3.73% for the same period last year. Average borrowings increased $11.0 million to $2.14 billion for the three months ended September 30, 2025, from $2.13 billion for the three months ended September 30, 2024. For the nine months ended September 30, 2025, average borrowings increased $107.4 million to $2.18 billion, compared to $2.07 billion for the nine months ended September 30, 2024.
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
The Company recorded provisions for credit losses on loans of $4.5 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, compared with provisions of $9.6 million and $75.9 million for the three and nine months ended September 30, 2024, respectively. The provision for credit losses on loans for the three and nine months ended September 30, 2025 was primarily attributable to overall growth in the loan portfolio, combined with a weakened economic forecast compared to the prior periods. The provision for credit losses on loans for the nine months ended September 30, 2024 was primarily attributable to an initial CECL provision for credit losses of $60.1 million, recorded as part of the Lakeland merger.
Non-Interest Income. Non-interest income totaled $27.4 million for the quarter ended September 30, 2025, an increase of $564,000, compared to the same period in 2024. Fee income increased $1.5 million to $11.3 million for the three months ended September 30, 2025, compared to the prior year quarter, primarily due to increases in loan prepayment fee income and deposit fee income. Additionally, other income increased $675,000 to $2.2 million for the three months ended September 30, 2025, compared to the quarter ended September 30, 2024, primarily due to increases in gains on the sale of SBA loans, combined with a recovery of a prior-year charge-off. Within other non-interest income, gains on the sale of SBA loans totaled $512,000 for the three months ended September 30, 2025. Insurance agency income increased $221,000 to $3.9 million for the three months ended September 30, 2025, compared to the quarter ended September 30, 2024, largely due to an increase in business activity. Partially offsetting these increases to non-interest income, BOLI income decreased $1.6 million to $2.7 million for the three months ended September 30, 2025, compared to the prior year quarter, primarily due to a decrease in benefit claims recognized, while wealth management fees decreased $271,000 to $7.3 million for the three months ended September 30, 2025, compared to the quarter ended September 30, 2024, mainly due to a decrease in the average market value of assets under management during the period.
For the nine months ended September 30, 2025, non-interest income totaled $81.5 million, an increase of $11.6 million compared to the same period in 2024. Fee income increased $7.3 million to $31.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in deposit fee income, loan prepayment fee income and debit and credit card related fee income. Net gains on securities transactions increased $3.1 million for the nine months ended September 30, 2025, primarily due to a prior year $2.8 million loss on the sale of subordinated debt issued by Lakeland from the Provident investment portfolio prior to the merger. Other income increased $3.0 million to $6.2 million for the nine months ended September 30, 2025, compared to $3.2 million for the same period in 2024, primarily due to an increase in gains on sales of SBA and mortgage loans, an increase in profit on fixed asset sales and a recovery of a prior-year charge-off. Within other non-interest income, gains on the sale of SBA loans totaled $1.8 million for the nine months ended September 30, 2025. Additionally, insurance agency income increased $1.5 million to $14.4 million for the nine months ended September 30, 2025, compared to $12.9 million for the same period in 2024, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, BOLI income decreased $2.1 million to $7.3 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in benefit claims recognized, combined with lower equity valuations, while wealth management income decreased $1.3 million to $21.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to a decrease in the average market value of assets under management during the period.
Non-Interest Expense. For the three months ended September 30, 2025, non-interest expense totaled $113.1 million, a decrease of $22.9 million, compared to the three months ended September 30, 2024. Merger-related expenses decreased $15.6 million for the three months ended September 30, 2025, compared to the same period in 2024. Amortization of intangibles decreased $2.7 million to $9.5 million for the three months ended September 30, 2025, compared to $12.2 million for the same period in 2024, largely due to a decrease in the core deposit intangible amortization related to the Lakeland merger in the current year. Additionally, other operating expenses decreased $2.3 million to $13.5 million for the three months ended September 30, 2025, compared to $15.8 million for the same period in 2024, primarily due to a prior year write-down on a foreclosed property, combined with decreases in legal and professional service expenses. Data processing expenses decreased $1.4 million to $9.1 million for three months ended September 30, 2025, compared to $10.5 million for the same period in 2024, primarily due to core processing system expenses in the prior year related to the addition of Lakeland.
Non-interest expense totaled $344.0 million for the nine months ended September 30, 2025, an increase of $20.7 million, compared to $323.2 million for the nine months ended September 30, 2024. Compensation and benefits expense increased $30.4 million to $188.8 million for the nine months ended September 30, 2025, compared to $158.4 million for the nine months ended September 30, 2024, primarily attributable to the addition of Lakeland personnel. Amortization of intangibles increased $9.1 million to $28.5 million for the nine months ended September 30, 2025, compared to $19.4 million for the nine months ended September 30, 2024, largely due to core deposit intangible amortization related to Lakeland. Net occupancy expense increased $7.3 million to $39.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in depreciation and maintenance expense related to the addition of Lakeland. Other operating expenses increased $7.0 million to $44.4 million for the three months ended September 30, 2025, compared to $37.4 million for the same period in 2024, primarily due to a $2.7 million write-down on a foreclosed property, combined with additional expenses due to the addition of Lakeland. Data processing expense increased $2.6 million to $28.3 million for the nine months ended September 30, 2025, compared to $25.7 million for the nine months ended September 30, 2024, primarily due to the addition of Lakeland, while FDIC insurance increased $591,000 to $10.1 million for the nine months ended September 30, 2025, primarily due to the addition of Lakeland. Partially offsetting these increases to non-interest expense, merger-related expenses decreased $36.7 million for the nine months ended September 30, 2025.
Income Tax Expense. For the three months ended September 30, 2025, the Company's income tax expense was $29.9 million with an effective tax rate of 29.4%, compared with $18.9 million with an effective tax rate of 28.9% for the three months ended September 30, 2024. The increase in tax expense and the effective tax rate for the three months ended September 30, 2025, compared with the same period last year was largely due to an increase in pre-taxable income in the quarter.

For the nine months ended September 30, 2025, the Company's income tax expense was $88.2 million with an effective tax rate of 29.8%, compared with income tax expense of $19.9 million for the nine months ended September 30, 2024. The increase in tax expense for the nine months ended September 30, 2025 compared with the same period last year was largely due to an increase in taxable income, combined with a prior year $5.3 million tax benefit related to the revaluation of deferred tax assets to reflect the imposition by the State of New Jersey of a 2.5% Corporate Transit Fee, effective January 1, 2024. Additionally, prior year pre-taxable income was negatively impacted by the initial CECL provision for credit losses on loans of $60.1 million recorded in accordance with GAAP requirements for accounting for business combinations from the Lakeland merger.

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

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2025 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	778,908	(2,736)	(0.4)
-100	779,874	(1,770)	(0.2)
Static	781,644	—	—
+100	779,125	(2,519)	(0.3)
+200	776,294	(5,350)	(0.7)
The interest rate risk position of the Company is relatively neutral. As a result, the preceding table indicates that, as of September 30, 2025, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 0.7%, or $5.4 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 0.4%, or $2.7 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2025 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	3,344,464	(238,942)	(6.7)	13.0	(10.0)
-100	3,484,162	(99,244)	(2.8)	13.9	(4.5)
Static	3,583,406	—	—	14.4	—
+100	3,609,204	25,798	0.7	14.8	2.6
+200	3,623,145	39,739	1.1	15.1	5.0
The preceding table indicates that as of September 30, 2025, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 1.1%, or $39.7 million. If rates were to decrease 200 basis points, the present value of equity would decrease 6.7%, or $238.9 million.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, have been supplemented by the Company for the quarter ended September 30, 2025, as follows:
Risks Related to the Economy, Financial Markets, and Interest Rates
The recent shutdown of the federal government could adversely affect our results of operations and financial condition.
Risks associated with a U.S. government shutdown include delays in regulatory reviews, approvals, or rulemaking from federal agencies, reduced access to government economic data and reports which could affect our ability to assess risk and make informed investment or risk management decisions, heightened volatility or reduced liquidity in financial markets, credit and counterparty risk exposure in connection with clients or counterparties that rely on government funding or contracts, and diminished investor and consumer confidence which could reduce demand for financial products

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2025 through July 31, 2025	—	$—	—	815,969
August 1, 2025 through August 31, 2025	1,335	18.15	1,335	814,634
September 1, 2025 through September 30, 2025	—	—	—	814,634
Total	1,335	18.15	1,335
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
(a) During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 6, 2025	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2025	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer