Form 10-K
period 2025-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2026-02-27
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    Yes  ☐    No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2026, there were 137,565,966 issued and 130,696,286 outstanding shares of the Registrant’s Common Stock. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2025, as quoted by the NYSE, was approximately $2.13 billion.

Auditor Name: KPMG LLP	Auditor Location: New York, New York	Auditor Firm ID: 185
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant (Part III).

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
Capital Management. During 2025, the Company paid cash dividends totaling $125.9 million and repurchased 158,293 shares of its common stock at an average cost of $18.07 per share, which totaled $2.9 million, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of December 31, 2025, approximately 814,000 shares remained eligible for repurchase under the board-approved stock repurchase program. On January 26, 2026, the Company’s Board of Directors authorized the Company’s tenth stock repurchase program to commence upon completion of the existing authorization. Under the new authorization, the Company may repurchase an additional 2.0 million shares of common stock currently outstanding. The Company and the Bank were “well capitalized” as of December 31, 2025 under current regulatory standards.
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
Asset Quality. As of December 31, 2025, non-performing assets were $80.4 million or 0.32% of total assets, compared to $81.5 million or 0.34% of total assets as of December 31, 2024. The Bank continues to focus on conservative underwriting criteria, pro-active monitoring and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $15.99 billion as of December 31, 2025, representing 82.9% of total deposits, compared with $15.46 billion, or 83.0% of total deposits as of December 31, 2024. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled it to generate significant non-interest income. In addition to traditional depository and lending fees, the Bank generates non-interest income from investment, insurance, wealth and asset management services it offers. Total non-interest income was $109.8 million for the year ended December 31, 2025, compared with $94.1 million for the year ended December 31, 2024, of which wealth management income, fee income and insurance agency income were $29.3 million, $42.8 million and $18.3 million, respectively, for the year ended December 31, 2025, compared with $30.5 million, $34.1 million and $16.2 million, respectively, for the year ended December 31, 2024.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings and brokered demand deposits. As of December 31, 2025, 59.73% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. As of December 31, 2025, the Bank’s held to maturity and available for sale securities portfolio totaled $3.58 billion and had an expected average life of 4.82 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, New Jersey, and each maintain administrative offices in Iselin, New Jersey. As of December 31, 2025, the Bank operated a network of 141 full-service banking offices throughout fourteen counties in New Jersey, as well as three counties in Pennsylvania and three counties in New York. The Bank maintains satellite loan production offices throughout New Jersey, as well as in Bethlehem, Philadelphia and Plymouth Meeting, Pennsylvania and Nassau and Orange County, New York. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau, Orange and Queens County, New York.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.6 million, which was 79.8% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.4 million, which was 10.4% of that state’s total population. The Bank's New York market area has a population of approximately 4.1 million, which was 20.7% of the state's total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the preliminary unemployment rate in New Jersey was 5.4% as of December 31, 2025, an increase from 4.6% as of December 31, 2024. The preliminary unemployment rate in Pennsylvania was 4.2% as of December 31, 2025, an increase from 3.6% as of December 31, 2024. The preliminary unemployment rate in New York was 4.6% as of December 31, 2025, an increase from 4.4% as of December 31, 2024.
Within its primary market areas in New Jersey, Pennsylvania and New York, the Bank had an approximate 4.70%, 0.71% and 0.28% share of bank deposits as of June 30, 2025, respectively, the latest date for which statistics are available.
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
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, industrial and retail properties and office buildings. Generally, these loans have maturities ranging from 5 t 10 years.

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
Commercial loans are made to businesses of varying size and type within the Bank’s market. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On a limited basis, the Bank makes unsecured commercial loans. Most commercial lines of credit are made on a floating interest rate basis and most term loans are made on a fixed interest rate basis, usually with terms of five years or less. The Bank also has an asset-based lending department which specializes in utilizing particular assets to fund the working capital needs of borrowers. Additionally, the Bank provides warehouse lines of credit used by mortgage bankers to originate one-to-four family residential mortgage loans that are pre-sold into the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation ("Freddie Mac") and others.
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to Freddie Mac. To manage interest rate risk, the Bank has the option to sell fixed-rate residential mortgages that it originates with terms greater than 15 years. However, the Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and most of the originated adjustable-rate mortgages for its portfolio.
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

	As of December 31,
	2025		2024		2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial mortgage loans	$7,398,792	38.30%	$7,228,078	39.14%	$4,512,411	41.91%	$4,316,185	42.48%	$3,827,370	40.28%
Multi-family mortgage loans	3,667,337	18.98	3,382,933	18.32	1,812,500	16.83	1,513,818	14.90	1,364,397	14.36
Construction loans	662,112	3.43	823,503	4.46	653,246	6.07	715,494	7.04	683,166	7.19
Residential mortgage loans	1,974,324	10.22	2,010,637	10.89	1,164,956	10.82	1,177,698	11.59	1,202,638	12.66
Total mortgage loans	13,702,565	70.93	13,445,151	72.81	8,143,113	75.63	7,723,195	76.01	7,077,571	74.49
Commercial loans	5,200,517	26.92	4,608,600	24.96	2,442,406	22.69	2,233,670	21.98	2,188,866	23.04
Consumer loans	612,431	3.17	613,819	3.32	299,164	2.78	304,780	3.00	327,442	3.45
Total gross loans held for investment	19,515,513	101.02	18,667,570	101.09	10,884,683	101.10	10,261,645	100.99	9,593,879	100.98
Premiums on purchased loans	1,524	0.01	1,338	0.01	1,474	0.01	1,380	0.01	1,451	0.02
Net deferred fees	(12,976)	(0.08)	(9,538)	(0.06)	(12,456)	(0.12)	(14,142)	(0.14)	(13,706)	(0.15)
Total loans	19,504,061	100.95	18,659,370	101.04	10,873,701	100.99	10,248,883	100.86	9,581,624	100.85
Allowance for credit losses	(184,767)	(0.95)	(193,432)	(1.04)	(107,200)	(0.99)	(88,023)	(0.86)	(80,740)	(0.85)
Total loans, net	$19,319,294	100.00%	$18,465,938	100.00%	$10,766,501	100.00%	$10,160,860	100.00%	$9,500,884	100.00%
Loan Held for Investment Maturity Schedule. The table sets forth certain information as of December 31, 2025, regarding the maturities of loans in the loans held for investment portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Five Years	Five Through Fifteen Years	Greater than Fifteen Years	Purchase Accounting Adjustments	Total
	(In thousands)
Commercial mortgage loans	$896,070	$3,984,937	$2,397,856	$198,807	$(78,878)	$7,398,792
Multi-family mortgage loans	289,678	1,679,538	1,660,372	79,288	(41,539)	3,667,337
Construction loans	366,261	271,950	23,954	1,094	(1,147)	662,112
Residential mortgage loans	2,615	37,190	352,302	1,676,626	(94,409)	1,974,324
Total mortgage loans	1,554,624	5,973,615	4,434,484	1,955,815	(215,973)	13,702,565
Commercial loans	878,812	1,823,929	2,370,501	175,222	(47,947)	5,200,517
Consumer loans	17,515	29,053	179,916	399,720	(13,773)	612,431
Total gross loans	$2,450,951	$7,826,597	$6,984,901	$2,530,757	$(277,693)	$19,515,513

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2025 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(In thousands)
Commercial mortgage loans	$3,057,434	$3,445,288	$6,502,722
Multi-family mortgage loans	1,652,041	1,725,618	3,377,659
Construction loans	14,432	281,419	295,851
Residential mortgage loans	1,533,944	437,765	1,971,709
Total mortgage loans	6,257,851	5,890,090	12,147,941
Commercial loans	1,448,758	2,872,947	4,321,705
Consumer loans	252,994	341,922	594,916
Total loans	$7,959,603	$9,104,959	$17,064,562
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including industrial, multi-family and retail properties. Commercial real estate loans were 38.3% of the total loan portfolio as of December 31, 2025. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in New Jersey, New York and Pennsylvania.
The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period ranging from five to ten years or less, which may adjust after the initial period. Typically these loans are written for maturities of ten years or less and generally have an amortization schedule of 25 or 30 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
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
In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties. The appraiser must be selected from the Bank’s approved list, or otherwise approved by the Chief Credit Officer in instances such as an out-of-state or special use property. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. Financial statements and tenant rental rolls are also required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $2.5 million be completed at least every 18 months, or more frequently when warranted.
The Bank’s largest commercial mortgage loan as of December 31, 2025 was a $72.5 million real estate secured Line of Credit with a balance of $70.7 million at 12/31/25 and availability of $1.8 million, which is available to add additional properties to the portfolio. The Line of Credit is secured by a portfolio of 29 single tenant properties totaling 593,351 square feet, comprised of Medical Office, Retail, and Industrial properties throughout 16 states. The LTV is 65.07% and the portfolio produces amortizing and interest only DSCRs of 1.43x and 1.77x respectively and Debt Yield of 11.80%. The sponsors have 35 years’ experience in various components of commercial real estate. The loan has a risk rating of “3” or of “average quality” and was performing in accordance with the loan’s terms and conditions as of December 31, 2025.
Multi-family Loans. The Bank underwrites loans secured by multi-family properties that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. Multi-family loans were 19.0% of the total loan portfolio as of December 31, 2025. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally should not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2025 was a $55.2 million loan secured by a first lien mortgage on a five-story apartment building totaling 275 units plus parking and amenity space, located in Willow Grove, Pennsylvania. The project sponsor has over 35 years of investment and management experience in multi-family real estate in the Northeastern USA. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2025. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”).
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
The Bank’s commercial construction financing includes projects constructed for investment purposes (rental property), owner-occupied business properties and to a lesser extent, projects for sale (single family/condominiums). To mitigate the speculative nature of construction loans, the Bank may require significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; requires other covenants on residential for rental projects depending on whether the project is vertical or horizontal construction; and requires meaningful guarantees from financially strong sponsors. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. As of December 31, 2025, the Bank's construction and land development portfolio balance to total risk-based capital ratio was approximately 28%. Given the current economic environment, this ratio is being closely managed and has been reducing moderately over time. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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
The Bank’s largest construction loan as of December 31, 2025 was a $45.0 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 334-unit, multi-family apartment complex in Linden, New Jersey. The loan had an outstanding balance of $29.9 million as of December 31, 2025. The total loan amount is $90.0 million, 50% of which is co-led with another bank. This loan closed in 2024, and the project is 67.2% complete as of December 31, 2025, with a projected completion date of August 2026 and stabilization by the end of 2027. The project sponsor has over 35 years of multi-family development, investment and management experience in New Jersey and Pennsylvania and is located in New Jersey. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2025.

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the states of New Jersey, New York and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2025, $1.97 billion or 10.2% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 77.8% were fixed-rate and 22.2% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for managing exposure to interest rate risk. In 2025, residential real estate loans originated that were sold into the secondary market totaled $50.4 million.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- and moderate-income individuals. Loans originated in this category over the last five years have totaled $173.78 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $209.9 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 26.9% of the total loan portfolio as of December 31, 2025. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is generally 80%.
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

The Bank’s largest commercial loan commitment as of December 31, 2025 was $100 million “Draw Period” to fully amortizing term loan to a large New Jersey-based retail automotive leasing company, to finance new consumer automotive leases originated by the Borrower. The client company's President and CEO has 46 years of experience in consumer automotive leasing. The loan originated in mid-2025, has up to a 54-month term and is collateralized by an undivided special unit of beneficial interest (“SUBI” or auto lease securitization) in a Titling Trust established by Borrower and assigned to the Bank that holds all leases funded under the Facility. The loan had an outstanding balance of $94.5 million as of December 31, 2025. The loan has a risk rating of “4” or of “acceptable quality” and was performing in accordance with its terms and conditions as of December 31, 2025.
The Bank also has a dedicated asset-based lending group (ABL Group) added as part of the Lakeland merger which is staffed by highly experienced ABL lenders. The ABL Group had loan commitments totaling $261.7 million with loans outstanding of $177.1 million as of December 31, 2025. ABL is a specialized type of formula-based secured lending against the verified value of a company’s assets. The ABL Group primarily provides lines of credit against a discounted value of eligible accounts receivable and inventory and term loans against a discounted appraised value of fixed assets. Commercial mortgages against a company’s appraised owner-occupied real estate may also be provided in conjunction with the overall relationship. Thorough due diligence is conducted on the company and the assets being financed which typically includes a field examination of its books and records and working assets and 3rd party appraisals of its fixed assets and owner-occupied real estate when applicable. Loan monitoring is also enhanced and can be daily if necessary and includes detailed reporting on the company’s performance and lendable assets, periodic field examinations and appraisals when applicable. The loans and underlying collateral are also continuously tracked using a specialized asset-based lending loan and collateral system to ensure that the loan remains within its lendable collateral value.
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 3.2% of the total loan portfolio as of December 31, 2025. Home equity loans and home equity lines of credit constituted 99.2% of the consumer loan portfolio and secured personal lines of credit originated through Beacon Trust Company constitute 0.1% of the consumer loan portfolio as of December 31, 2025. The remaining 0.7% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational and marine vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years, with the maximum loan amount being $1.0 million, which is dependent on lien position and credit score. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on a home equity (first-lien) basis. As of December 31, 2025, first-lien home equity loans outstanding totaled $159.3 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $1.0 million, dependent on lien position and credit score. The approved home equity lines and utilization amounts as of December 31, 2025 were $953.9 million and $328.0 million, respectively, representing a utilization rate of 34.4%.
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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Originations:
Commercial mortgage	$986,410	$338,604	$544,244
Multi-family mortgage	466,012	251,125	302,629
Construction	411,796	428,867	436,818
Residential mortgage	171,785	158,819	88,165
Commercial	7,842,871	3,489,736	1,846,323
Consumer	227,710	149,714	112,418
Subtotal of loans originated	10,106,584	4,816,865	3,330,597
Loans purchased	321	—	9,263
Total loans originated and purchased	$10,106,905	$4,816,865	$3,339,860

Loans acquired at fair value in acquisition	—	7,907,820	—

Loans sold	82,129	60,658	23,867

Repayments:
Commercial mortgage	818,468	612,492	470,957
Multi-family mortgage	416,079	274,010	106,196
Construction	317,683	328,916	235,811
Residential mortgage	171,242	146,609	111,070
Commercial	7,182,395	3,352,385	1,638,201
Consumer	231,834	163,224	117,914
Total repayments	$9,137,701	$4,877,636	$2,680,149
Total reductions	9,219,830	4,938,294	2,704,016
Other items, net(1)	(190,127)	161,731	(11,026)
Net increase (decrease)	$696,948	$7,948,122	$624,818

(1)    Other items include loans sold from the loans held for sale portfolio, accretion of purchase accounting marks, charge-offs, deferred fees and expenses, discounts and premiums.
Loan Approval Procedures and Authority. The Bank’s board of directors approves the Lending Policy on at least an annual basis and on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. Approval authorities are assigned to managers, senior officers, and executives in lending and credit based on title/position, commensurate with requisite experience and expertise. Commercial loan approvals (excluding small business loans less than $1 million) require both lending and credit signing under dual authority, or Credit Committee approval if exposure is above individual signing authority.
The largest individual lending authority is $20.0 million for commercial business loans and $30.0 million for commercial real estate loans, which is only available to the Chief Lending Officer and the Chief Credit Officer. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of ten senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer (Chair) and the Group Credit and Lending Heads of Commercial Real Estate, Commercial Lending, and Middle Market and Specialty Lending.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations, exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Chief Credit Officer, Credit Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within their approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the board of directors on a quarterly basis, or more frequently if warranted.
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating for each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting, lending review and loan review processes. Loan review examinations are performed by a third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee, which meets to review loans rated a “Pass/Watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2025, the regulatory lending limit was $404.4 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to 80% of regulatory lending limit for commercial real estate loans and 50% of regulatory lending limit for commercial and industrial loans. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
As of December 31, 2025, the Bank’s largest group exposure with an individual borrower and its related entities was $193.2 million. This group exposure consisted of three multi-family commercial real estate loans totaling $105.6 million, secured by three properties in New Jersey and Pennsylvania, two industrial construction loans totaling $58.1 million, secured by two properties in Pennsylvania and Delaware, an office secured commercial real estate loan totaling $3.3 million located in Pennsylvania, an industrial secured commercial real estate loan totaling $2.5 million located in Pennsylvania, a medical office secured commercial real estate loan totaling $3.9 million located in Pennsylvania, an unsecured line of credit totaling $10.4 million, swap exposure totaling $7.9 million on two multi-family loans, letter of credit exposure totaling $1.3 million, and Automated Clearing House exposure totaling $0.25 million. The loans have an average risk rating of “4 – Acceptable Quality”. The borrower, headquartered in New Jersey, is an experienced Northeast-focused real estate owner and developer primarily of multi-family and industrial properties. As of December 31, 2025, all loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2025, the Bank had $3.61 billion or 18.5% in loans outstanding to its 50 largest borrowers and their related entities.
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

Loans deemed uncollectible are proposed for charge-off on a monthly basis. Any charge-off recommendation of $500,000 or greater is submitted to executive management..
Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the board of directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2025, impaired loans totaled $63.3 million with related specific reserves of $5.9 million.
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
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The current expected credit loss ("CECL") estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors are evaluated at least annually. Management completed its most recent development and evaluation of its quantitative loss factors in the fourth quarter of 2024. Qualitative adjustments give consideration to factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance ("NJDOBI"), each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of the allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for credit losses is adequate as of December 31, 2025, actual losses are dependent upon future events and, as such, further additions to the level of allowances for credit losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. As of December 31, 2025, $331.4 million of loans were classified as “substandard,” which consisted of $185.2 million in commercial loans, $135.3 million in commercial mortgage, construction and multi-family mortgage loans, $9.3 million in residential loans and $1.6 million in consumer loans. Within the substandard classification, $82.0 million were purchased credit deteriorated ("PCD") loans. As of December 31, 2025, $331.9 million of loans were designated “special mention.” Within the special mention classification, $44.2 million were PCD loans.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	As of December 31, 2025				As of December 31, 2024				As of December 31, 2023
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Commercial mortgage loans	—	$—	5	$5,349	4	$3,954	10	$8,714	—	$—	5	$4,707
Multi-family mortgage loans	1	932	2	1,283	—	—	5	6,455	1	1,635	1	744
Construction loans	—	—	—	—	—	—	2	13,246	—	—	1	771
Residential mortgage loans	16	4,177	29	8,331	17	5,049	17	3,134	8	1,208	7	853
Total mortgage loans	17	5,109	36	14,963	21	9,003	34	31,549	9	2,843	14	7,075
Commercial loans	3	633	27	12,290	9	2,377	49	14,515	3	198	12	18,698
Consumer loans	14	781	23	1,646	15	856	16	1,376	5	275	9	632
Total loans	34	$6,523	86	$28,899	45	$12,236	99	$47,440	17	$3,316	35	$26,405
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	As of December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Non-accruing loans:
Commercial mortgage loans	$26,856	$20,883	$5,151	$28,212	$16,887
Multi-family mortgage loans	2,268	7,498	744	1,565	439
Construction loans	5,159	13,246	771	1,878	2,365
Residential mortgage loans	9,062	4,535	853	1,928	6,072
Commercial loans	33,219	24,243	41,487	24,188	20,582
Consumer loans	1,856	1,656	633	738	1,682
Total non-accruing loans	78,420	72,061	49,639	58,509	48,027
Accruing loans - 90 days or more delinquent	—	—	—	—	—
Total non-performing loans	78,420	72,061	49,639	58,509	48,027
Foreclosed assets	2,015	9,473	11,651	2,124	8,731
Total non-performing assets	$80,435	$81,534	$61,290	$60,633	$56,758
Total non-performing assets as a percentage of total assets	0.32%	0.34%	0.43%	0.44%	0.41%
Total non-performing loans to total loans	0.40%	0.39%	0.46%	0.57%	0.50%
Non-performing (i.e., non-accruing) commercial mortgage loans increased $6.0 million to $26.9 million as of December 31, 2025, from $20.9 million as of December 31, 2024. Non-performing commercial mortgage loans consisted of 11 loans as of December 31, 2025. Of these 11 loans, 5 loans totaling $1.2 million were PCD loans. The largest non-performing commercial mortgage loan was a $20.3 million loan secured by a first mortgage on a retail/office property in Manhattan, New York.
Non-performing commercial loans increased $9.0 million, to $33.2 million as of December 31, 2025, from $24.2 million as of December 31, 2024. Non-performing commercial loans as of December 31, 2025 consisted of 41 loans, of which 14 loans were under 90 days past-due. Of these non-performing commercial loans, 6 were PCD loans totaling $8.1 million. The largest non-performing commercial loan relationship consisted of five loans with aggregate outstanding balances of $10.4 million as of December 31, 2025. These loans are secured by commercial real estate.
Non-performing construction loans decreased $8.1 million to $5.2 million as of December 31, 2025, from $13.2 million as of December 31, 2024. Non-performing construction loans as of December 31, 2025 consisted of one loan, of which was a

PCD loan. This non-performing construction loan was a $5.2 million loan on a residential development project in Jackson, New Jersey secured by a first mortgage on the land and completed and to-be-completed housing units.
Non-performing multi-family mortgage loans consisted of three loans totaling $2.3 million as of December 31, 2025, compared to six non-performing multi-family mortgage loan totaling $7.5 million as of December 31, 2024. Of these three loans, one loan totaling $424,000 was a PCD loan. The largest non-performing multi-family mortgage loan was a $1.0 million loan secured by a first mortgage on a 6-unit apartment building in Queens, New York.
As of December 31, 2025, the Company held $2.0 million of foreclosed assets, compared with $9.5 million as of December 31, 2024. Foreclosed assets as of December 31, 2025 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2025, there was a write-down of one foreclosed commercial property of $2.7 million based on a contracted sales price. The sale of this property closed in the second quarter of 2025, which reduced foreclosed assets by an additional $5.8 million. During 2025, there was one addition to foreclosed assets with an aggregate carrying value of $1.0 million. Foreclosed assets at December 31, 2025 consisted of commercial real estate.
Non-performing assets totaled $80.4 million, or 0.32% of total assets as of December 31, 2025, compared to $81.5 million, or 0.34% of total assets as of December 31, 2024. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.1 million during the year ended December 31, 2025. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2025 was not material.
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision on loans of $4.1 million for the year ended December 31, 2025, and an overall coverage ratio of 95 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2025, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Real Estate Secured
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

	Years Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$193,432	$107,200	$88,023	$80,740	$101,466
Adjustments as a result of adopted ASUs (1)	—	—	(594)	—	—
Charge offs:
Commercial mortgage loans	4,385	801	1,700	5,471	3,234
Multi-family mortgage loans	783	—	—	66	34
Construction loans	534	—	—	—	—
Residential mortgage loans	20	7	24	21	74
Commercial loans	8,488	16,535	8,363	633	1,597
Consumer loans	616	480	334	357	517
Total	14,826	17,823	10,421	6,548	5,456
Recoveries:
Commercial mortgage loans	819	69	412	198	378
Multi-family mortgage loans	—	—	—	—	4
Construction loans	—	—	—	—	20
Residential mortgage loans	113	17	134	386	457
Commercial loans	527	2,621	1,309	4,193	7,169
Consumer loans	577	556	437	654	1,002
Total	2,036	3,263	2,292	5,431	9,030
Net charge-offs (recoveries)	12,790	14,560	8,129	1,117	(3,574)
Provision charge (benefit) to operations (2)	4,125	83,604	27,900	8,400	(24,300)
Initial allowance related to PCD loans	—	17,188	—	—	—
Balance at end of period	$184,767	$193,432	$107,200	$88,023	$80,740
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.07%	0.09%	0.08%	0.01%	(0.04)%
Allowance for credit losses to total loans	0.95%	1.04%	0.99%	0.86%	0.84%
Allowance for credit losses to non-performing loans	235.61%	268.43%	215.96%	150.44%	168.11%
(1) On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," which addresses areas identified by the Financial Accounting Standards Board ("FASB") as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. As a result, the Company recorded a $594,000 reduction to the allowance for credit losses.
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

	As of December 31,
	2025		2024		2023		2022		2021
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial mortgage loans	$72,311	37.91%	$83,011	38.72%	$53,147	41.46%	$39,848	42.06%	$34,912	39.89%
Multi-family mortgage loans	26,273	18.79	24,710	18.12	12,669	16.65	10,208	14.75	9,339	14.22
Construction loans	12,477	3.39	18,502	4.41	1,192	6.00	2,368	6.97	2,633	7.12
Residential mortgage loans	17,540	10.12	18,371	10.77	6,396	10.70	5,794	11.48	5,221	12.54
Commercial loans	51,127	26.65	43,645	24.69	31,476	22.44	27,414	21.77	26,343	22.82
Consumer loans	5,039	3.14	5,203	3.29	2,320	2.75	2,391	2.97	2,292	3.41
Total	$184,767	100.00%	$193,432	100.00%	$107,200	100.00%	$88,023	100.00%	$80,740	100.00%
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

Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Bank are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2025 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
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
As of December 31, 2025, the Bank held $102.3 million in privately issued securities in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	As of December 31,
	2025		2024		2023
	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
U.S Treasury obligations	$—	$—	$—	$—	$5,146	$5,147
FHLB-sponsored obligations	1,400	1,380	2,399	2,307	2,399	2,225
FHLMC-sponsored obligations	1,000	1,000	3,600	3,499	3,600	3,367
FNMA-sponsored obligations	—	—	1,000	979	2,060	2,003
FFCB-sponsored obligations	1,000	998	3,000	2,923	2,999	2,811
State and municipal obligations	276,600	269,696	311,106	297,662	339,816	330,360
Corporate obligations	2,144	2,129	6,518	6,351	7,091	6,688
Total held-to-maturity debt securities	$282,144	$275,203	$327,623	$313,721	$363,111	$352,601
Available for Sale Debt Securities:
U.S Treasury obligations	$274,500	$266,744	$348,621	$330,598	$276,618	$253,878
Mortgage-backed securities	2,705,346	2,612,347	2,243,725	2,062,159	1,462,159	1,285,609
Agency guaranteed obligations	32,693	33,539	46,447	47,620	26,310	27,498
Asset-backed securities	41,619	41,761	47,203	47,563	31,809	32,235
State and municipal obligations	119,174	113,000	126,765	116,916	64,454	56,584
Corporate obligations	93,498	97,366	103,417	104,445	40,448	34,308
Total available for sale debt securities	$3,266,830	$3,164,757	$2,975,695	$2,768,915	$1,901,798	$1,690,112
Equity securities	$19,875	$19,875	$19,110	$19,110	$1,270	$1,270

Average expected life of securities(1)	4.82 years		5.32 years		5.48 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
(2) As of December 31, 2025 and 2024, excludes allowance for credit losses on held to maturity debt securities of $16,000 and $14,000, respectively.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2025. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	As of December 31, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Agency-sponsored obligations	$3,400	0.68%	$—	—%	$—	—%	$—	—%	$3,400	—%
Corporate obligations	2,144	0.93	—	—	—	—	—	—	2,144	—
State and municipal obligations	40,265	3.09	152,600	2.71	78,986	2.21	4,749	2.01	276,600	2.61
Total held to maturity debt securities(2)	$45,809	2.81%	$152,600	2.71%	$78,986	2.21%	$4,749	2.01%	$282,144	2.58%
Available for Sale Debt Securities:
U.S. Treasury obligations	$107,328	1.69%	$159,416	1.61%	$—	—%	$—	—%	$266,744	1.64%
Asset-backed securities	—	—	—	—	1,445	5.16	40,316	4.97	41,761	4.98
Agency obligations	—	—	1,512	6.31	12,645	6.51	19,382	4.40	33,539	5.28
Corporate obligations	—	—	22,820	6.84	74,546	6.47	—	—	97,366	6.65
State and municipal obligations	529	3.28	7,986	3.96	42,556	3.17	61,928	3.22	112,999	3.25
Mortgage-backed securities	5,540	3.00	104,439	2.49	109,480	2.36	2,392,888	3.92	2,612,347	3.80
Total available for sale debt securities(3)	$113,397	1.76%	$296,173	2.41%	$240,672	4.01%	$2,514,514	3.93%	$3,164,756	3.71%

(1)    Yields are not tax equivalent.
(2)     As of December 31, 2025, excludes $16,000 allowance for credit losses on held to maturity debt securities.
(3)    Totals exclude $19.9 million equity securities, at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 82.9% of total deposits as of December 31, 2025 and 83.0% of total deposits as of December 31, 2024. As of December 31, 2025 and 2024, time deposits maturing in less than one year amounted to $3.16 billion and $3.05 billion, respectively. Our estimated uninsured and uncollateralized deposits at December 31, 2025 totaled $4.82 billion, or 25.0% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2025 was $10.59 billion. Within time deposits, $738.2 million or 22.5% was uninsured as of December 31, 2025.
The following table indicates the amount of certificates of deposit as of December 31, 2025 by time remaining to maturity.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $250,000 or more	$322,828	$322,209	$262,254	$22,698	$929,989
Certificates of deposit less than $250,000	1,088,782	683,733	482,633	102,139	2,357,287
Total certificates of deposit	$1,411,610	$1,005,942	$744,887	$124,837	$3,287,276

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2025						As of December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2025	2024	2023
	(In thousands)
Rate:
0.00 to 0.99%	$310,919	$8,931	$9,187	$1,785	$4,227	$11	$335,060	$362,261	$331,999
1.00 to 2.00%	9,879	4,658	781	246	6	25	15,595	31,484	24,908
2.01 to 3.00%	503	2,680	184	—	—	—	3,367	22,178	12,462
3.01 to 4.00%	1,957,228	81,204	4,508	—	110	—	2,043,050	186,432	117,632
4.01 to 5.00%	883,912	2,088	1205	—	—	—	887,205	2,565,800	608,941
Total	$3,162,441	$99,561	$15,865	$2,031	$4,343	$36	$3,284,277	$3,168,155	$1,095,942

Borrowed Funds. As of December 31, 2025, the Bank had $2.11 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
As a member of the FHLBNY, the Bank is eligible to obtain advances upon the security of the FHLBNY common stock owned and certain residential mortgage loans, provided certain standards related to creditworthiness have been met. FHLBNY advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average balance of FHLBNY advances, FRBNY Bank Term Funding Program ("BTFP") borrowings and securities sold under agreements to repurchase for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$2,368,897	$1,518,497	$1,592,277
FHLBNY line of credit	704,000	567,000	500,000
Securities sold under agreements to repurchase	117,946	117,323	99,669
FRBNY BTFP Borrowing	—	550,000	450,000
Average Balance:
FHLBNY advances	$1,617,909	$1,290,836	$1,282,124
FHLBNY line of credit	292,090	115,902	262,289
Securities sold under agreements to repurchase	105,343	102,043	87,227
FRBNY BTFP Borrowing	—	472,077	4,932
Weighted Average Interest Rate:
FHLBNY advances	3.99%	3.41%	3.18%
FHLBNY line of credit	4.55	5.45	5.34
Securities sold under agreements to repurchase	2.37	2.03	1.69
FRBNY BTFP Borrowing	—	4.78	4.83
The following table sets forth certain information as to borrowings, excluding purchase accounting adjustments, at the dates indicated.

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)
FHLBNY advances	$1,739,735	$1,518,497	$1,299,836
FHLBNY line of credit	275,000	385,000	148,000
Securities sold under repurchase agreements	95,007	113,224	72,161
FRBNY BTFP Borrowing	—	—	450,000
Purchase accounting adjustment on borrowed funds	—	3,714	36
Total borrowed funds	$2,109,742	$2,020,435	$1,970,033
Weighted average interest rate of FHLBNY advances	4.12%	4.28%	3.07%
Weighted average interest rate of FHLBNY line of credit	3.94%	4.67%	5.61%
Weighted average interest rate of securities sold under agreements to repurchase	2.45%	2.11%	2.01%
Weighted average interest rate of FRBNY BTFP Borrowing	N/A	N/A	4.83%
Subordinated Debentures. On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The Notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity. Amortization expense on these costs for the year ended December 31, 2025 amounted to $783,000, respectively.
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
Subordinated debentures as of December 31, 2025 and 2024 totaled $406.6 million and $401.6 million, respectively.
WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Bank’s wholly owned subsidiary, Beacon Trust Company ("Beacon Trust"), and its registered investment advisor subsidiary, Beacon Investment Advisory Services, Inc.(“Beacon”), are engaged in providing wealth management services. These services include investment management, trust and estate administration, financial planning and tax compliance and planning. In addition to sourcing clients through Beacon's existing clients and other referrals, services are offered to existing customers through the Bank’s extensive branch, lending and insurance networks.
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on total assets under management. For the year ended December 31, 2025, asset management fees constituted 87.3% of total wealth management income.
INSURANCE AGENCY OPERATIONS
Provident Protection Plus, Inc. is a retail insurance broker operating in the State of New Jersey. The insurance agency’s primary source of revenue is commission income, which is earned by placing insurance coverage for its customers with various insurance underwriters. The insurance agency places property and casualty, life and health coverage with about twenty different insurance carriers.
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
Provident Protection Plus, Inc., a full service insurance agency offering both commercial and personal lines of insurance, is a wholly owned subsidiary of the Bank.

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
Human Capital Resources
As of December 31, 2025, the Company had 1,817 full-time and 49 part-time employees. None of the Company’s employees are represented by a collective bargaining group.
The Company provides several programs and benefits designed to enhance the employee experience. In addition to our robust health and wellness benefits that include annual employer contributions to health savings accounts, we promote physical and emotional well-being through our award winning Discover Wellness program. In recognition of our on-going commitment to creating a healthier workplace for our employees, our Discover Wellness program was again recognized as a gold award winner in Aetna’s Workplace Well-being program. Employees can also engage with the Company-sponsored Employee Assistance Program for mental health and legal assistance, using both telephonic and chat options.
We believe that employees should share in the financial success of the Company. One way we accomplish this is through Company support of retirement preparation. In addition, to further assist employees with retirement planning, in 2025, we increased our 401(k) plan company match to 50% on the first 8% of eligible compensation deferred from 25% on the first 6% for 2024.
The Company also provides full-time employees with life insurance coverage at one times salary to provide financial security for their families.
We are committed to the on-going training and development of our employees, including multi-tiered leadership development, cultural competency, industry knowledge and skills enhancement and professional certification programs. We believe pursuit of secondary education is a means for employees to build their financial futures. Provident EDYOU assists employees with tuition and student loan repayments after three months of employment. Employees may also be eligible to receive continuing education assistance and, for certain functions, the potential increase to their base salary after the completion of professional certification programs.
Consistent with our commitment to assisting the communities we serve through monetary assistance provided by the Bank and The Provident Bank Foundation, we encourage our employees to engage in community service. We offer our employees paid time off to assist in their chosen charitable and community-based endeavors. Our employees also wear "Jeans for a Cause" contributing over $80,000 to local charities.
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

REGULATION AND SUPERVISION
General
As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the accompanying regulations of the Commissioner of the NJDOBI (“Commissioner”) applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. The company filed an election to qualify as a financial holding company under federal regulations on January 31, 2014, which was deemed effective by the Federal Reserve Board on March 5, 2015. Additionally, the Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.
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
As of December 31, 2025, the Bank had consolidated assets of $24.98 billion. The Company exceeded $10 billion in total consolidated assets in 2020, which subjects the Company to increased supervision and regulation. In particular, the Company is subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer laws and regulations. Additionally, under existing federal laws and regulations, the Company now (1) receives less debit card fee income; (2) is subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds); and (3) generally is subject to higher FDIC assessment rates. Certain enhanced prudential standards are also applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold have and will likely continue to result in increased regulatory costs.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. As of December 31, 2025, the Bank was considered “well capitalized” under FDIC guidelines.
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
Examination and Enforcement. NJDOBI may examine the Company and the Bank whenever it deems an examination advisable and it examines the Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.
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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Company elected to opt-out of this election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
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
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, as of December 31, 2025:

	As of December 31, 2025
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$2,504,536	10.38%	4.00%	4.00%
Common equity Tier 1 risk-based capital	2,504,536	12.15	4.50	7.00
Tier 1 risk-based capital	2,504,536	12.15	6.00	8.50
Total risk-based capital	2,696,167	13.08	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2025, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLBNY, the Bank is required to purchase and hold shares of capital stock in the FHLBNY in an amount as required by that FHLBNY’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2025, dividends paid by the FHLBNY to the Bank totaled $8.9 million.
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
Under current FDIC rules, effective January 1, 2023, the assessment range (inclusive of possible adjustments) for institutions with greater than $10.0 billion of total assets is established at 2.5 to 42 basis points. In addition, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result of this rule, the FDIC issued a special assessment of $775,000 for the year ended December 31, 2023.

Under the final rule, the assessment base for an IDI is equal to the IDI’s estimated uninsured deposits as of December 31, 2023, adjusted to exclude the first $5 billion in uninsured deposits. In March 2024, the FDIC issued an update to the special assessment estimate, increasing the estimated loss assessment by approximately 25%. The FDIC has been collecting the special assessment at an annual rate of 13.4 basis points since the first quarterly assessment period of 2024, and the FDIC is expected to collect the special assessment for eight quarterly assessment periods. In December 2025, the FDIC issued an interim final rule reducing the eighth collection quarterly rate from 3.36 basis points to 2.97 basis points. As the impact was deemed immaterial, the Bank did not adjust the special assessment for the year ended December 31, 2025. Upon final resolution of the litigation between the FDIC and the entities managing the failed banks' liquidations, the FDIC would provide an offset to the regular quarterly deposit insurance assessments if the total amount collected exceeds the loss estimates at that time, in proportion to the amount each bank paid toward the special assessment. Upon termination of the receiverships, the FDIC will either (i) provide an offset to the regular quarterly deposit insurance assessments if the amount collected exceeds losses, or (ii) collect a one-time final shortfall special assessment if losses exceed the amount collected.
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
In November 2021, the federal financial regulatory agencies published a final rule that imposes upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. The final rule took effect on April 1, 2022 and full compliance was required as of May 1, 2022. The final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.
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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers.  The Bank received a “Satisfactory” CRA rating in its last completed federal examination, dated October 7, 2024.
On October 24, 2023, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”) issued a final rule (the “2023 CRA Rule”) to replace the CRA regulations adopted by the agencies in 1995 (the “1995 CRA Regulations”). The final rule was scheduled to take effect on April 1, 2024, and the applicability date for the majority of the provisions was January 1, 2026, with additional requirements applicable on January 1, 2027, but ongoing legal challenges pushed back the implementation date and compliance deadlines. During the transition period, the 1995 CRA Regulations remain applicable. On July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the 2023 CRA Rule and replace it with the 1995 CRA Regulations, with certain conforming and technical amendments. In 2025, both houses of the New Jersey legislature introduced state-level community reinvestment bills, although they have not yet been signed into law.
In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of the borrower’s characteristics as specified in those statutes. An institution’s failure to comply with the Equal Credit Opportunity Act and/or the Fair Housing Act could result in enforcement actions by the FDIC, or the CFPB, as well as other federal or state regulatory agencies and the Department of Justice. In December 2025, the New Jersey Division on Civil Rights adopted regulations that implement the state’s civil rights law and that will prohibit certain discriminatory practices by lenders in the state.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, such as us, having at least $1 billion in total assets (including the Company and the Bank), to prohibit incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In 2016, the federal regulatory agencies approved a proposed joint rulemaking to implement this provision of the Dodd-Frank Act, and in May 2024, several federal banking agencies reproposed the incentive compensation regulation, although not all agencies required by Dodd-Frank to participate in the rulemaking signed on to the proposal in 2024. In March 2025, the FDIC withdrew its authorization for the reproposed incentive compensation regulation.
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
The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection regulations issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a stringent consumer compliance environment and incurs additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations. The CFPB, other financial regulatory agencies, the Department of Justice, and state attorneys general have pursued a number of enforcement actions against depository institutions with respect to compliance with consumer protection and fair lending laws.

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
The bank regulatory agencies generally engage in heightened scrutiny of the AML/CFT programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions' efforts to combat money laundering when these institutions seek to engage in a merger transaction. The Bank has adopted policies and procedures which are in compliance with these requirements.
On January 1, 2021, Congress passed the Anti-Money Laundering Act of 2020 ("AML Act"), part of the National Defense Authorization Act, which enacted the most significant overhaul of the BSA since the USA PATRIOT Act. In June 2024, FinCEN issued a proposed rule under the AML Act to amend its existing regulations to expressly require that banks’ AML/CFT compliance programs (a) be effective, risk-based, and reasonably designed, (b) include a formal risk assessment process, and (c) incorporate national priorities for anti-money laundering and countering the financing of terrorism policy into its risk assessment, among other things. The federal banking agencies, including the FDIC, concurrently proposed rules to amend their own AML/CFT-related regulations to align with the changes proposed by FinCEN and incorporate other longstanding supervisory expectations.
Loans to Bank Insiders. A bank’s loans to its and its affiliates’ executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any entities controlled by any such person (each, an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act, applied to state nonmember banks by the Federal Deposit Insurance Act, and the Federal Reserve Board’s Regulation O, applied to state nonmember banks by FDIC regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event may be more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000, or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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
As of December 31, 2025, the Bank had aggregate loans and loan commitments of $66.1 million to its directors and their related interests. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
As of December 31, 2025, the Bank had aggregate loans and loan commitments totaling $3.1 million to its executive officers and their related interests. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
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
Income on Interchange Fees. The Bank, together with its affiliates, exceeded $10 billion in assets in 2020 and became subject to the interchange fee cap mandated by the Dodd-Frank Act in July 2021. As such, the fees the Bank may receive for an electronic debit transaction are capped at the statutory limit. Historically, the Bank had been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (together with those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to Federal Reserve Board regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are currently limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve Board. In 2023, the Federal Reserve Board proposed amendments to its regulations to reduce the maximum to 14.4 cents per transaction plus 4 basis points of the transaction amount, with the fraud-prevention adjustment of 1.3 cents per transaction. The proposed amendments have not yet been finalized.
Digital Asset Regulation. In 2025, the federal banking agencies revised or withdrew previously-issued interpretive guidance and statements regarding the engagement by banking organizations in digital asset activities. On March 28, 2025, the FDIC rescinded a 2022 financial institution letter that required its supervised institutions to provide notice prior to engaging in any crypto-related activities, providing new guidance that its institutions can engage in permissible crypto-related activities without receiving prior FDIC approval. On April 24, 2025, the FDIC withdrew two joint statements from 2023 regarding crypto-asset-related activities, clarifying that banking organizations may engage in permissible crypto-asset activities and provide products and services to persons and firms engaged in crypto-asset related activities, consistent with safety and soundness and applicable laws and regulations. Guidance issued by the federal banking agencies continue to note that banks should employ appropriate risk management and governance practices in relation to engaging in digital asset activities.
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2025.

	As of December 31, 2025
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$2,172,179	9.01%	4.00%	4.00%
Common equity Tier 1 risk-based capital	2,172,179	10.52	4.50	7.00
Tier 1 risk-based capital	2,172,179	10.52	6.00	8.50
Total risk-based capital	2,801,492	13.57	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2025, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Federal Reserve Board regulations require a bank holding company to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The regulations provide that such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, is well-managed, and that is not the subject of any unresolved supervisory issues. Notwithstanding the aforementioned regulations, Federal Reserve Board guidance indicates that bank holding companies should inform Federal Reserve staff of certain proposed repurchases of common stock sufficiently in advance to allow for supervisory review and possible objection.
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
Effective in September 2020, the Federal Reserve Board adopted a final rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control for purposes of the BHCA. The amended control rule has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
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
On July 4, 2025, One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and the limitation on the deductibility of business interest expense. There were no material effects of the Act impacting the consolidated financial statements.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings as of December 31, 2025 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. As of December 31, 2025, the Bank had an unrecognized tax liability of $14.0 million with respect to this item.
Net Operating Loss Carryovers. Under the general rule, for tax periods ending December 31, 2017 and prior, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2025, the Company had approximately $74.9 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repealed the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2025 is 30.0% of a recomputed New York State franchise tax, calculated using a 7.25% tax rate on allocated and apportioned net income.

Item 1A.    Risk Factors.
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock. The Company's risk factors are categorized as follows:
•Risks Related to the Merger with Lakeland
•Risks Related to the Economy, Financial Markets, and Interest Rates
•Risks Related to Regulatory, Compliance, Environmental and Legal Matters
•Risks Related to the Business Environment and Operations.
•Risks Related to Our Pending Core Conversion
•Risks Related to Technology and Security
•Risks Related to Our Common Stock
Risks Related to the Recent Merger with Lakeland
The regulatory approvals received for the merger of the Company and Lakeland include conditions and commitments that could in the future have adverse effects on the Company.
The approvals received by the Company and the Bank from the bank regulatory authorities to consummate the merger with Lakeland were subject to certain regulatory conditions which continue to apply following the closing of the merger. The regulatory conditions include, but are not limited to: for three years following consummation of the merger, the Bank must maintain regulatory capital ratios at or above 8.50% for Tier 1 Leverage Capital and 11.25% for Total Risk Based Capital; and the Bank must maintain its commercial real estate concentrations (as a percent of capital and reserves) at levels at or below those forecasted in the pro forma financial projections that the Bank submitted to the FDIC. The failure to continue to comply with the regulatory conditions may result in supervisory and enforcement actions against the Company and the Bank, including the issuance of a cease and desist order or the imposition of civil money penalties, and could constrain the Company’s business operations, which could materially and adversely affect our business, financial condition, results of operations and prospects.
As a result of the merger, the Bank has become subject to additional requirements imposed by the DOJ.
On September 29, 2022, the U.S. District Court for the District of New Jersey approved a consent order entered into by Lakeland Bank with the DOJ to resolve allegations of violations of the Fair Housing Act and Equal Credit Opportunity Act within the Newark, New Jersey-Pennsylvania Metro Division, as constituted in 2015 (the “DOJ Consent Order”). The DOJ Consent Order required Lakeland Bank to, among other things, invest $12 million over five years in a loan subsidy fund to increase credit opportunities to residents of majority-Black and Hispanic census tracts in Essex, Morris, Somerset, Sussex and Union Counties, New Jersey (the “Newark Lending Area”), and devote a minimum of $400,000 over five years toward community development partnership contributions in the Newark Lending Area, and $150,000 per year over five years toward advertising, community outreach, and credit repair and education in the Newark Lending Area. The DOJ Consent Order also required Lakeland Bank to establish two new full-service branches in majority-Black and Hispanic census tracts: one in Newark, New Jersey and one in the Newark Lending Area. In addition, Lakeland Bank was required to continue to maintain its full-time Community Development Officer position (or similar officer designated with the community lending function) to oversee these efforts throughout the term of the consent order.
As required by the terms of the DOJ Consent Order, the Bank, as the resulting institution in the bank merger, assumed all obligations of Lakeland Bank under the DOJ Consent Order. While the Bank is committed to full compliance with the DOJ Consent Order, achieving such compliance has required and will require significant management attention from the Bank and has caused and may continue to cause the Bank to incur significant costs and expenses. Actions taken to achieve compliance with the DOJ Consent Order may affect the Bank’s business or financial performance and may require the Bank to reallocate resources away from existing businesses or to undertake significant changes to its business, operations, products and services and risk management practices. In addition, although the DOJ Consent Order resolved all claims by the DOJ against Lakeland Bank, the Company and the Bank could be subject to other enforcement actions relating to the alleged violations resolved by the DOJ Consent Order as well as relating to any failure or delay to comply with one or more of the terms of the DOJ Consent Order.

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
As the Federal Reserve has maintained higher interest rates, our interest-bearing liabilities may continue to be subject to repricing or maturing more quickly than our interest-earning assets. Persistent elevated short-term rates could require us to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of high rates continue to be compounded as deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. We are unable to predict whether current rates will persist or if the Federal Reserve will cut interest rates going forward. Should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets, and particularly our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. As of December 31, 2025, our available for sale debt securities portfolio totaled $3.16 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on our stockholders’ equity.
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
Changes in economic conditions in the broader market, in our market area, or in our local market, could affect our core banking business. As of December 31, 2025, various economic indicators suggested that real gross domestic product had expanded throughout 2025. The unemployment rate had increased, on net, but remained low relative to historic levels. Consumer price inflation, as measured by the 12-month change in the price index for personal consumption expenditures, remained below its peak level in 2023. Nevertheless, unforeseen changes in the economy or in foreign or domestic policy such as tariffs or international conflicts could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.
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
Another shutdown of the federal government could adversely affect our results of operations and financial condition.
Risks associated with another potential U.S. government shutdown include delays in regulatory reviews, approvals, or rulemaking from federal agencies, reduced access to government economic data and reports which could affect our ability to assess risk and make informed investment or risk management decisions, heightened volatility or reduced liquidity in financial markets, credit and counterparty risk exposure in connection with clients or counterparties that rely on government funding or contracts, and diminished investor and consumer confidence which could reduce demand for financial products
If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

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
We consider our commercial real estate loans, commercial and industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2025, our portfolio of commercial real estate loans, including multi-family loans, totaled $11.07 billion, or 57.3% of total loans, our commercial and industrial loans totaled $5.20 billion, or 26.9% of portfolio loans, and our construction loans totaled $662.1 million, or 3.4% of total loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy, such as vacancy rates and changes in rental rates. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, declining rents, tenant defaults, or changes in government regulation. Included in our commercial real estate portfolio, our CRE office portfolio totaled $775.5 million, which includes but is not limited to markets such as New York (approximately 15% of such loans). In our CRE multi-family portfolio, loans that are collateralized by rent stabilized apartments comprise less than one percent of the total loan portfolio and are all performing. In the case of commercial and industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be volatile, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans may pose higher risk than the levels expected at origination, as projects may stall, interest reserves may be inadequate, absorption may be slower than projected or sales prices or rents may be lower than forecasted. In addition, many of our borrowers have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose the Company to significantly greater risk of loss.
Any event that disrupts the U.S. federal government’s continuity or undermines perceptions of fiscal stability could reduce investor confidence and adversely affect the value of U.S. government securities, thereby increasing market volatility and our future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations, failing to pass a federal budget through Congress, or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
Risks Related to Regulatory, Compliance, Environmental and Legal Matters
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by various regulatory authorities, but primarily by the NJDOBI, our chartering authority, and by the FDIC, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision governs the activities in which a bank and its holding company may engage and is intended primarily for the protection of the insurance fund and depositors. Following the bank failures in early 2023, regulators have increasingly focused on banks’ sources of liquidity, deposit mixes and concentration within certain sectors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to require that we hold additional capital, restrict our operations, modify the classification of our assets, increase our allowance for credit losses, and strengthen the management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company’s operations.
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

Financial institutions are facing increased scrutiny and potential enforcement actions from federal agencies, leading to the need to update internal risk-scoring and compliance procedures.
In August 2025, the President of the United States issued an Executive Order entitled “Guaranteeing Fair Banking for All Americans” that addressed access to financial services and directed several actions by certain federal agencies, to include a review and revision of their internal policies and manuals, which they in turn communicated to regulated entities such as the Company. The Company has provided initial responses to requests from government authorities regarding, among other things, the Company’s past and existing policies and processes and the provision. Federal agencies may return with additional inquiries, requirements, or enforcement actions that require us to use additional resources to respond to and comply with.
As a larger financial institution, we are subject to additional regulation and increased supervision.
The Company's total assets were $24.98 billion as of December 31, 2025. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including being subject to the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, the imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
As we continue to grow in size and complexity, we can expect greater regulatory scrutiny and expectations requiring us to invest significant management attention and make additional investments in staff and other resources to comply with applicable regulatory expectations. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations may have on us, these changes could be material.
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
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Bank ("FRB"). An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.
Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in FRB and other governmental policies (including trade policies and tariffs), fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance does not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by multi-family buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. Our level of CRE Loans equaled 432.1% of total risk-based capital as of December 31, 2025. Based on the size of our CRE Loan portfolio as a percentage of capital, regulatory oversight of our management of this CRE concentration is elevated.
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
As of December 31, 2025, our consolidated balance sheet included goodwill of $624.1 million and other intangible assets of $158.1 million. Our business acquisitions, including our acquisition of Lakeland, typically result in goodwill and other intangible assets, which affect the amount of future amortization expense and potential impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. In accordance with GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. Impairment testing incorporates the current market price of our common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. Impairment testing may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. It is possible that future impairment testing could result in the identification of a decline in the fair value of our goodwill or other intangible assets, which may be less than the carrying value. If we determine that impairment exists at a given point in time, our earnings and the book value of goodwill or other related intangible asset will be reduced by the amount of the impairment. If we record an impairment loss related to our goodwill or other intangible assets, it could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities. Notwithstanding the foregoing, the results of impairment testing on our goodwill or other intangible assets have no impact on our tangible book value or regulatory capital levels.
Climate change and related governmental action may materially affect the Company’s business and results of operations.

The effects of climate change continue to create a level of concern for the state of the global environment. State legislatures and federal and state regulatory agencies have proposed, and may propose in the future, initiatives, legislation, and regulations to supplement the global effort to combat climate change. This could include potentially increasing supervisory expectations with respect to banks’ risk management practices. The lack of empirical data surrounding the credit and other financial risks as well as potential physical effects posed by climate change render it impossible to predict specifically how climate change may impact the financial condition, assets, and operations of the Company. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. The effects of changing strategies, policies, and investments as parts of the global economy transition to a lower-carbon economy, as well as changes in insurance practices as insurers avoid insuring properties at risk from climate change, will impose additional operational and compliance burdens, and may result in market trends that alter business opportunities. Compliance with any additional disclosure rules will require additional resources. Overall, climate change, its effects, and the resulting unknown impact could have a material adverse impact on our financial condition and results of operations.
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
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, disrupt business operations and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale geopolitical, political or social matters, including terrorist acts, and cyber-attacks from both private and state actors. The emergence of widespread health emergencies or pandemics, similar to the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by any current or anticipated impact of military conflict, including continuing wars and military tensions, terrorism, cyber-attacks from nation states and non-state actors on financial institutions or other geopolitical events.
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
We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funding for our lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers' disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. Accordingly, as a part of our liquidity management, we must use several funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which may include FHLBNY and FRB advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

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
Furthermore, key components of the financial services value chain have been replicated by digital innovation. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and/or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies.
Increasingly, many customers can complete certain transactions such as bill payments or fund transfers using alternatives to traditional banking, as the financial services industry undergoes rapid technological changes. Digital payments, cryptocurrencies, blockchain, and other “fintech” technologies offer new ways of making payments while not being subject to the same regulatory restrictions as domestic banks, which increases competition in the sector and reduces the need for banks as financial deposit-keepers and intermediaries. Digital currencies known as “stablecoins” are pegged to the U.S. dollar or other currencies and provide users with the ability to conduct transactions without risk of losing value. These competing services could result in the loss of fee income in traditional banking, as well as the loss of customer deposits and the related income generated from those deposits, which could negatively impact the Company’s deposit base and related revenue.
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
Risks Related to Our Pending Core Conversion
We expect to incur significant costs related to our core system integration.

In 2026 we expect to execute a core conversion from our existing platform to FIS’s IBS. We expect this transition could incur substantial costs due to the need to optimize a large number of processes, procedures, operations, and technologies related to a new single core banking system. We have assumed that a certain level of costs will be incurred for these enhancements and the consolidation of back office functions, however, there are many factors beyond our control that could affect the total amount or the timing of costs, and the anticipated benefits and synergies, if any, resulting upon completion. These costs that will be incurred are, by their nature, difficult to estimate accurately. As a result, the integration process may result in the Company taking larger than expected charges against its earnings.
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
Artificial Intelligence presents risks and challenges that may adversely affect our business.
Many companies in the finance industry including us and our vendors have begun incorporating artificial intelligence (AI) software and applications into our business activities in order to increase productivity. The AI industry worldwide is developing rapidly, as is the legal and regulatory environment around its use. Reliance on AI therefore presents risks and challenges as we adapt to evolving rules and regulations, concerns regarding data privacy and misuse of intellectual property, and data biases and accuracy of responses to inquiries during use. These potential issues could raise compliance costs and increase security and liability concerns, which may reduce any productivity gained through its use. The complexity surrounding AI use makes it difficult to know the expected impact on our business.
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

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks, targeted fraud, and the inability of internal controls to defend customers against certain circumstances remains elevated. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not to our knowledge materially affected the Company. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Technology and Security” in Item 1A. Risk Factors.

Item 2. Properties
Property
As of December 31, 2025, the Bank conducted business through 141 full-service branch offices located throughout New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania and Orange, Nassau and Queens counties in New York. Additionally, the Bank maintains satellite loan production offices throughout New Jersey, as well as in Bethlehem, Philadelphia and Plymouth Meeting, Pennsylvania and Nassau and Orange County, New York. The aggregate net book value of premises and equipment was $113.3 million as of December 31, 2025.
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
As of December 31, 2025, $2.1 million was recorded in total contingent litigation reserves.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS.” Trading in the Company’s common stock commenced on January 16, 2003.
As of February 2, 2026, there were 137,565,966 shares of the Company’s common stock issued and 130,696,286 shares outstanding, and approximately 6,032 stockholders of record.
On January 28, 2026, the board of directors declared a quarterly cash dividend of $0.24 per common share which was paid on February 27, 2025, to stockholders of record as of the close of business on February 13, 2025. The Company’s board of directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions, including those that affect the payment of dividends by the Bank to the Company; and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2020 through December 31, 2025, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the S&P U.S. SmallCap Banks Index over such period. This Index, produced by S&P Global, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2020.

Total Return Performance
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Provident Financial Services, Inc.
Russell 2000
S&P U.S. SmallCap

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Provident Financial Services, Inc.	100.00	140.47	129.19	115.25	127.61	140.64
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2025 under the stock repurchase plan approved by the Company’s board of directors:
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchased 388 shares of its common stock at a cost of $18.29 during the fourth quarter of 2025 under the stock repurchase program approved by the Company’s board of directors. The Company repurchased 158,293 shares of its common stock at a cost of $2.9 million in 2025. As of December 31, 2025, $814,000 shares were eligible for repurchase under the board approved stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1) (2)
October 1, 2025 through October 31, 2025	388	$18.29	388	814,246
November 1, 2025 through November 30, 2025	—	—	—	814,246
December 1, 2025 through December 31, 2025	—	—	—	814,246
Total	388	$18.29	388
(1) On December 28, 2020, the Company’s board of directors approved the purchase of up to 3,900,000 shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.
(2) On January 26, 2026, the Company’s Board of Directors authorized the Company’s tenth stock repurchase program to commence upon completion of the existing authorization. Under the new authorization, the Company may repurchase up to 2.15% of the number of shares of common stock currently outstanding.
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
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction, and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of credit risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. As of December 31, 2025, these commercial loan types accounted for 86.7% of the loan portfolio and retail loans accounted for 13.3%. The Company intends to continue to focus on commercial mortgage, multi-family, construction, and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and other digital services. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Savings and demand deposit accounts are generally a stable, relatively inexpensive source of funds. As of December 31, 2025, savings and demand deposits were 82.9% of total deposits.

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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision of $4.1 million for the year ended December 31, 2025, and an overall coverage ratio of 95 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2025, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Real Estate Secured
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
Material changes to these and other relevant factors create greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The decrease in the year-over-year provision for credit losses was primarily attributable to the prior year initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast strengthening over the current twelve-month period within our CECL model, compared to last year.
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions.
Pursuant to ASC 740, Income Taxes, the Company recognized the effects of the OBBBA in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company evaluated the potential impact of the OBBBA on its financial statements and, based on its assessment, the legislation did not have a material impact on its financial statements.
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
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2025, 2024 and 2023. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2025			2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits and other short term investments	$82,383	$3,012	3.66%	$36,932	$7,062	5.23%	$66,246	$3421	5.18%
Held to maturity debt securities, net	305,490	7,694	2.52	344,903	8,885	2.58	375,436	9,362	2.49
Available for sale debt securities	3,005,560	119,152	3.96	2,323,158	77,105	3.32	1,745,105	40,678	2.33
Equity securities, at fair value	19,417	612	3.16	12,367	512	4.14	1,020	12	1.18
Federal Home Loan Bank NY stock	112,072	8,883	7.93	85,358	8,278	9.70	81,797	6,112	7.47
Net loans(2)	18,870,134	1,133,421	6.01	15,600,431	944,296	6.05	10,367,620	556,235	5.37
Total interest-earning assets	22,395,056	1,272,774	5.68	18,403,149	1,046,138	5.68	12,637,224	615,820	4.87
Non-interest earning assets	2,034,065			1,978,999			1,278,243
Total assets	$24,429,121			$20,382,148			$13,915,467
Interest-bearing liabilities:
Savings deposits	$1,627,710	$3,609	0.22%	$1,502,852	$3,443	0.23%	$1,282,062	$2,184	0.17%
Demand deposits	10,304,843	273,101	2.65	8,480,380	245,874	2.90	5,747,671	125,471	2.18
Time deposits	3,267,755	123,293	3.77	2,367,144	100,206	4.23	994,901	31,804	3.20
Borrowed funds	2,018,256	78,754	3.90	1,983,674	73,523	3.71	1,636,572	55,856	3.41
Subordinated debentures	403,924	33,452	8.28	262,275	22,478	8.57	10,588	1,051	9.92
Total interest-bearing liabilities	17,622,488	512,209	2.91	14,596,325	445,524	3.05	9,671,794	216,366	2.24
Non-interest bearing liabilities:
Non-interest bearing deposits	3,722,633			3,120,571			2,328,557
Other non-interest bearing liabilities	365,669			385,727			270,587
Total non-interest bearing liabilities	4,088,302			3,506,298			2,599,144
Total liabilities	21,710,790			18,102,623			12,270,938
Stockholders’ equity	2,718,331			2,279,525			1,644,529
Total liabilities and equity	$24,429,121			$20,382,148			$13,915,467
Net interest income		$760,565			$600,614			$399,454
Net interest rate spread			2.77%			2.63%			2.63%
Net interest earning assets	$4,772,568			$3,806,824			$2,965,430
Net interest margin(3)			3.39%			3.26%			3.16%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.26x			1.31x

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

	Years Ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits and other short term investments	$24,905	$(28,955)	$(4,050)	$(9,867)	$13,497	$3,630
Investment securities	(986)	(205)	(1191)	(780)	303	(477)
Securities available for sale	25,318	16,729	42,047	15,773	20,666	36,439
Equity securities	243	(143)	100	404	96	500
Federal Home Loan Bank Stock	2,293	(1,688)	605	276	1,890	2,166
Loans	195,985	(6,860)	189,125	309,447	78,614	388,061
Total interest-earning assets	247,758	(21,122)	226,636	315,253	115,066	430,319
Interest-bearing liabilities:
Savings deposits	289	(123)	166	419	840	1,259
Demand deposits	49,696	(22,469)	27,227	71,237	49,167	120,404
Time deposits	34,831	(11,744)	23,087	55,383	13,019	68,402
Borrowed funds	1,318	3,913	5,231	12,571	5,096	17,667
Subordinated debentures	11,754	(780)	10,974	21,590	(163)	21,427
Total interest-bearing liabilities	97,888	(31,203)	66,685	161,200	67,959	229,159
Net interest income	$149,870	$10,081	$159,951	$154,053	$47,107	$201,160
There were no out-of-period items and/or adjustments that had a material impact on the rate/volume analysis for the periods aforementioned in the table above.
Comparison of Financial Condition as of December 31, 2025 and December 31, 2024
Total assets at December 31, 2025 were $24.98 billion, a $928.9 million increase from December 31, 2024. The increase in total assets was primarily due to a $844.7 million increase in loans held for investment and a $354.0 million increase in total investments, partially offset by a $147.7 million decrease in loans held for sale, and decreases in intangibles and other assets.

The Company’s loan held for investment portfolio totaled $19.50 billion as of December 31, 2025 and $18.66 billion as of December 31, 2024. The loan portfolio consists of the following (dollars in thousands):

	2025	2024
Mortgage loans:
Commercial	$7,398,792	7,228,078
Multi-family	3,667,337	3,382,933
Construction	662,112	823,503
Residential	1,974,324	1,177,698
Total mortgage loans	13,702,565	13,445,151
Commercial loans (1)	5,200,517	4,608,600
Consumer loans	612,431	613,819
Total gross loans	19,515,513	18,667,570
Premiums on purchased loans	1,524	1,338
Net deferred fees and unearned discounts	(12,976)	(9,538)
Total loans	$19,504,061	18,659,370
(1) Commercial loans consist of owner-occupied real estate, commercial & industrial loans and mortgage warehouse lines.
For the year ended December 31, 2025, the Company had net increases of $395.8 million in commercial loans, $284.4 million in multi-family loans and $170.7 million in commercial mortgage loans, partially offset by net decreases of $161.4 million in construction loans, $36.3 million in residential mortgage loans and $1.4 million in consumer loans. Commercial loans, consisting of commercial real estate, multi-family, commercial, mortgage warehouse and construction loans, represented 86.7% of the loan portfolio at December 31, 2025, compared to 85.9% at December 31, 2024. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.59 billion and accounted for 13.3% of the loan portfolio as of December 31, 2025, compared to $2.62 billion, or 14.1%, of the loan portfolio as of December 31, 2024. For the year ended December 31, 2025, loan fundings, including advances on lines of credit, totaled $10.11 billion, compared with $4.82 billion for 2024.
The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Nassau, Queens and Orange County, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of December 31, 2025, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.73 billion, or 60.71% of total loans.
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

The table below summarizes the collateral concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments as of December 31, 2025 (dollars in thousands):

	Amount	Percentage of Total
Multi-family	$4,033,497	34.0%
Retail	2,735,702	23.1
Industrial	2,271,692	19.2
Mixed	923,768	7.8
Office	783,196	6.6
Special use property	581,967	4.9
Residential	305,835	2.6
Hotel	133,086	1.1
Land	81,062	0.7
Total CRE, multi-family and construction loans (1)	$11,849,805	100.0%
(1) As of December 31, 2025, purchase accounting adjustments related to CRE, multi-family and construction loans totaled $121.6 million.
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
However, in periods of economic uncertainty where real estate market conditions may change rapidly, more current appraisals are obtained when warranted by conditions such as a borrower’s deteriorating financial condition, their possible inability to perform on the loan or other indicators of increasing risk of reliance on collateral value as the sole source of repayment of the loan. Appraisals are generally obtained more frequently for loans graded substandard or worse where real estate is a material portion of the collateral value and/or the income from the real estate or sale of the real estate is the primary source of debt service.
Appraisals are, in substantially all cases, reviewed by a third-party to determine the reasonableness of the appraised value. The third-party reviewer will challenge whether or not the data used is appropriate and relevant, form an opinion as to the appropriateness of the appraisal methods and techniques used, and determine if overall the analysis and conclusions of the appraiser can be relied upon. Additionally, the third-party reviewer provides a detailed report of that analysis. Further review may be conducted by credit or the Bank’s commercial workout team as conditions warrant. These additional steps of review are undertaken to confirm that the underlying appraisal and the third-party analysis can be relied upon. If differences arise, the Company addresses those with the reviewer and determines an appropriate resolution in accordance with its lending policy. Both the appraisal process and the appraisal review process can be less reliable in establishing accurate collateral values during and following periods of economic weakness due to the lack of comparable sales and the limited availability of financing to support an active market of potential purchasers.
The table below summarizes the Company’s commercial real estate portfolio as of December 31, 2025, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,189,401	60.7%
New York	1,916,004	16.2
Pennsylvania	1,444,943	12.2
Other states	1,299,457	11.0
Total commercial real estate loans	$11,849,805	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $197.5 million and $65.7 million, respectively, as of December 31, 2025.

As of December 31, 2025, the Company’s allowance for credit losses related to the loan portfolio was 0.95% of total loans, compared to 1.04% of total loans as of December 31, 2024. For the year ended December 31, 2025, the Company recorded a provision of $4.1 million for credit losses related to loans, compared to $83.6 million for the year ended December 31, 2024. The decrease in the year-over-year provision for credit losses was primarily attributable to the prior year initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast strengthening over the current twelve-month period within our CECL model, compared to last year.
Total non-performing loans as of December 31, 2025 were $78.4 million, or 0.40% of total loans, compared with $72.1 million, or 0.39% of total loans as of December 31, 2024. As of December 31, 2025, impaired loans totaled $63.3 million with related specific reserves of $5.9 million, compared with impaired loans totaling $55.4 million with related specific reserves of $7.5 million as of December 31, 2024. Within total impaired loans, there were $52.4 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP.
Non-performing (i.e., non-accruing) commercial mortgage loans increased $6.0 million to $26.9 million as of December 31, 2025, from $20.9 million as of December 31, 2024. Non-performing commercial mortgage loans consisted of 11 loans as of December 31, 2025. Of these 11 loans, 5 loans totaling $1.2 million were PCD loans. The largest non-performing commercial mortgage loan was a $20.3 million loan secured by a first mortgage on a retail/office property in Manhattan, New York.
Non-performing commercial loans increased $9.0 million, to $33.2 million as of December 31, 2025, from $24.2 million as of December 31, 2024. Non-performing commercial loans as of December 31, 2025 consisted of 41 loans, of which 14 loans were under 90 days past-due. Of these non-performing commercial loans, 6 were PCD loans totaling $8.1 million. The largest non-performing commercial loan relationship consisted of five loans with aggregate outstanding balances of $10.4 million as of December 31, 2025. These loans are secured by commercial real estate.
Non-performing construction loans decreased $8.1 million to $5.2 million as of December 31, 2025, from $13.2 million as of December 31, 2024. Non-performing construction loans as of December 31, 2025 consisted of one loan, of which was a PCD loan. This non-performing construction loan was a $5.2 million loan residential development project in Jackson, New Jersey secured by a first mortgage on the land and completed and to-be completed housing units.
Non-performing multi-family mortgage loans consisted of three loans totaling $2.3 million as of December 31, 2025, compared to six non-performing multi-family mortgage loan totaling $7.5 million as of December 31, 2024. Of these three loans, one loan totaling $424,000 was a PCD loan. The largest non-performing multi-family mortgage loan was a $1.0 million loan secured by a first mortgage on a 6-unit apartment building in Queens, New York.
As of December 31, 2025 and December 31, 2024, the Company held foreclosed assets of $2.0 million and $9.5 million, respectively. During the year ended December 31, 2025, there was a write-down of one foreclosed commercial property of $2.7 million based on a contracted sales price. The sale of this property closed in the second quarter of 2025, which reduced foreclosed assets by an additional $5.8 million. There was one addition to foreclosed assets with an aggregate carrying value of $1.0 million. Foreclosed assets at December 31, 2025 consisted of commercial real estate.
Non-performing assets totaled $80.4 million, or 0.32% of total assets as of December 31, 2025, compared to $81.5 million, or 0.34% of total assets as of December 31, 2024. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.1 million during the year ended December 31, 2025. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2025 was not material.
Total deposits increased $654.9 million during the year ended December 31, 2025, to $19.28 billion. Total savings and demand deposit accounts increased $535.7 million to $15.99 billion at December 31, 2025, while total time deposits increased $119.1 million to $3.29 billion at December 31, 2025. The increase in savings and demand deposits was largely attributable to a $372.0 million increase in interest-bearing demand deposits and a $328.7 million increase in money market deposits, partially offset by a $90.4 million decrease in savings deposits and a $74.5 million decrease in non-interest-bearing demand deposits. The increase in time deposits consisted of a $253.6 million increase in brokered time deposits, partially offset by a $134.5 million decrease in retail time deposits. During the year ended December 31, 2025, our Certificate of Deposit Account Registry Services ("CDARS") product increased $105.4 million to $321.0 million as of December 31, 2025, from $215.6 million as of December 31, 2024.

Within total deposits, brokered deposits totaled $1.85 billion as of December 31, 2025, compared to $1.40 billion as of December 31, 2024. Our brokered deposits are made up primarily of ICS deposits and CDARS. Both of these services are provided by the Bank to increase the level of customers' deposit insurance. Our estimated uninsured and uncollateralized deposits at December 31, 2025 totaled $4.82 billion, or 25.0% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2025 was $10.59 billion. Within time deposits, $738.2 million or 22.5% was uninsured as of December 31, 2025.
Borrowed funds increased $91.5 million during the year ended December 31, 2025, to $2.11 billion. Borrowed funds represented 8.5% of total assets at December 31, 2025, a decrease from 13.9% at December 31, 2024.
Stockholders’ equity increased $232.0 million during the year ended December 31, 2025, to $2.83 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders. For the year ended December 31, 2025, common stock repurchases totaled 158,293 shares at an average cost of $18.07 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of December 31, 2025, approximately 814,000 shares remained eligible for repurchase under the current stock repurchase authorization. Book value per share and tangible book value per share at December 31, 2025 were $21.69 and $15.70, respectively, compared with $19.93 and $13.66, respectively, at December 31, 2024.
Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024
General. Net income for the year ended December 31, 2025 totaled $291.2 million, or $2.23 per basic and diluted share, compared to $115.5 million, or $1.05 per basic and diluted share, for the year ended December 31, 2024.
Prior year earnings include six and a half months of combined operations with Lakeland, compared to a full year in 2025. Additionally, while there were no transaction costs related to our merger with Lakeland during 2025, for the year ended December 31, 2024, these costs totaled $20.2 million and $117.0 million, respectively. The 2024 full year results included an initial Current Expected Credit Loss ("CECL") provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger.
Net Interest Income. Net interest income increased $160.0 million to $760.6 million for 2025, from $600.6 million for 2024. The net interest margin increased 13 basis points to 3.39% for 2025, compared to 3.26% for 2024. The increase in net interest income was largely driven by growth in average earning assets including net assets added in the May 16, 2024 acquisition of Lakeland and related accretion of purchase accounting adjustments, further aided by lower rates on funding.
Interest income increased $226.6 million to $1.27 billion for 2025, compared to $1.05 billion for 2024. Average interest-earning assets increased $3.98 billion to $22.40 billion for 2025, compared to $18.40 billion for 2024. The yield on interest-earning assets remained flat at 5.68% for 2025, compared to 2024. The weighted average yield on total loans decreased four basis points to 6.01% for 2025 and the weighted average yield on available for sale debt securities increased 64 basis points to 3.96% for 2025, from 3.32% for 2024. The weighted average yield on FHLBNY stock decreased to 7.93% for 2025, compared to 9.70% for 2024.
Interest expense increased $66.7 million to $512.2 million for 2025, from $445.5 million for 2024. The average rate paid on interest-bearing liabilities increased 14 basis points to 2.91% for 2025, compared to 2024. The average rate paid on interest-bearing deposits decreased 20 basis points to 2.63% for 2025, from 2.83% for 2024. The average rate paid on borrowings increased 19 basis points to 3.90% for 2025, from 3.71% for 2024. The average balance of interest-bearing liabilities increased $3.03 billion to $17.62 billion for 2025, compared to $14.60 billion for 2024. Average outstanding borrowings increased $34.6 million to $2.02 billion for 2025, compared to 2024. Average non-interest bearing demand deposits increased $602.1 million to $3.72 billion for 2025, from $3.12 billion for 2024. Average interest-bearing deposits increased $2.85 billion to $15.20 billion for 2025, from $12.35 billion for 2024. Within average interest-bearing deposits, average interest-bearing core deposits increased $1.95 billion to $11.93 billion for 2025, while average time deposits increased $900.6 million to $3.27 billion for 2025.
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

For the year ended December 31, 2025, the Company recorded a $3.6 million provision for credit losses, compared with a provision for credit losses of $87.6 million for 2024. The provision consisted of a $4.1 million provision charge for credit losses related to loans and a $545,000 provision benefit for credit losses related to off-balance sheet credit exposures, compared with provision charges for credit losses on loans and off-balance sheet credit exposures of $83.6 million and $4.0 million, respectively, for 2024. The provision for credit losses on loans for the year ended December 31, 2025 was primarily attributable to overall growth in the loan portfolio. For the year ended December 31, 2025, net charge-offs totaled $12.8 million or an annualized seven basis points of average loans, compared with net charge-offs of $14.6 million, or an annualized nine basis points of average loans, for the year ended December 31, 2024.
Non-Interest Income. For the year ended December 31, 2025, non-interest income totaled $109.8 million, an increase of $15.7 million, compared to 2024. Fee income increased $8.7 million to $42.8 million for the year ended December 31, 2025, compared to 2024, primarily due to increases in deposit fee income, loan prepayment fee income and debit and credit card related fee income. Other income increased $3.9 million to $8.5 million for the year ended December 31, 2025, compared to $4.5 million for 2024, primarily due to an increase in gains on sales of SBA and mortgage loans and other miscellaneous income. Net gains on securities transactions increased $3.8 million for the year ended December 31, 2025, primarily due to a prior year $2.8 million loss on the sale of subordinated debt issued by Lakeland from the Provident investment portfolio prior to the merger. Additionally, insurance agency income increased $2.1 million to $18.3 million for the year ended December 31, 2025, compared to $16.2 million for 2024, largely due to increases in contingent commissions, retention revenue and new business activity. Partially offsetting these increases in non-interest income, BOLI income decreased $1.6 million to $10.1 million for the year ended December 31, 2025, compared to 2024, primarily due to a decrease in benefit claims, partially offset by an increase in income related to the addition of Lakeland's BOLI, while wealth management income decreased $1.3 million to $29.3 million for the year ended December 31, 2025, compared to 2024, mainly due to a decrease in the average market value of assets under management during the period.
Non-Interest Expense. Non-interest expense totaled $458.7 million for the year ended December 31, 2025, an increase of $1.1 million, compared to $457.5 million for the year ended December 31, 2024. Compensation and benefits expense increased $34.8 million to $253.1 million for the year ended December 31, 2025, compared to $218.3 million for 2024 primarily attributable to the addition of Lakeland personnel. Amortization of intangibles increased $8.1 million to $37.1 million for the year ended December 31, 2025, compared to $28.9 million for 2024, largely due to core deposit intangible amortization related to the addition of Lakeland. Net occupancy expense increased $7.8 million to $52.8 million for the year ended December 31, 2025, compared to 2024, primarily due to increases in depreciation and maintenance expense related to the addition of Lakeland. Other operating expenses increased $5.1 million to $59.8 million for the year ended December 31, 2025, compared to $54.7 million for 2024, primarily due to a $1.4 million increase in write-downs on foreclosed property, combined with additional expenses due to the addition of Lakeland. Data processing expense increased $1.8 million to $37.4 million for the year ended December 31, 2025, compared to $35.6 million for 2024, primarily due to the addition of Lakeland. Partially offsetting these increases to non-interest expense, merger-related expenses decreased $56.9 million for the year ended December 31, 2025.
Income Tax Expense. For the year ended December 31, 2025, the Company's income tax expense was $117.0 million with an effective tax rate of 28.7%, compared with $34.1 million with an effective tax rate of 22.8% for the year ended December 31, 2024. The increase in tax expense for the year ended December 31, 2025, compared with last year was primarily due to an increase in taxable income, partially resulting from the prior year initial CECL provision for credit losses on loans of $60.1 million recorded in accordance with GAAP requirements for accounting for business combinations and additional expenses from the Lakeland merger. Additionally, the increase in tax expense and the effective tax rate was due to a prior year $10.0 million tax benefit related to the revaluation of deferred tax assets.
Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023
General. Net income for the year ended December 31, 2024 totaled $115.5 million, or $1.05 per basic and diluted share, compared to $128.4 million, or $1.72 per basic and $1.71 per diluted share, for the year ended December 31, 2023.
Earnings for the year ended December 31, 2024 reflect the impact of the May 16, 2024 merger with Lakeland, which added $10.59 billion to total assets, $7.91 billion to loans, and $8.62 billion to deposits, net of purchase accounting adjustments. The merger with Lakeland significantly impacted provisions for credit losses in 2024 due to the initial CECL provisions recorded on acquired loans in the second quarter. Transaction costs related to our merger with Lakeland totaled $56.9 million for the year ended December 31, 2024, compared with transaction costs of $7.8 million for the respective 2023 period. Additionally, the Company realized a $2.8 million loss related to the sale of subordinated debt issued by Lakeland from the Provident investment portfolio, during the second quarter of 2024.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2025 and 2024, loan repayments totaled $9.14 billion and $4.88 billion, respectively.
The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $4.61 billion and $2.87 billion, respectively at December 31, 2025. Our estimated uninsured and uncollateralized deposits at December 31, 2025 totaled $4.82 billion, or 25.0% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of December 31, 2025 was $10.59 billion.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $10.11 billion for the year ended December 31, 2025, compared to $4.82 billion for the year ended December 31, 2024. Purchases for the investment portfolio totaled $802.3 million for the year ended December 31, 2025, compared to $422.4 million for the year ended December 31, 2024. As of December 31, 2025, the Bank had outstanding loan commitments to borrowers of $3.71 billion, including undisbursed home equity lines and personal credit lines of $644.9 million.
Total deposits increased $654.9 million for the year ended December 31, 2025. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.16 billion as of December 31, 2025. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2025, the Bank exceeded all minimum regulatory capital requirements. As of December 31, 2025, the Bank’s leverage (Tier 1) capital ratio was 10.38%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. As of December 31, 2025, the Bank’s total risk-based capital ratio was 13.08%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%. The total capital to risk-weighted assets requirement, taking into account the capital conservation buffer, is 10.50%.
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $3.71 billion as of December 31, 2025, an increase of $976.6 million, from $2.73 billion as of December 31, 2024.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits as of December 31, 2025 were $3.28 billion, an increase of $0.12 billion, compared to $3.17 billion as of December 31, 2024. There were no security purchases in 2025 and 2024 which settled in January 2026 or January 2025, respectively.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 17.1% as of December 31, 2025, compared to 17.0% as of December 31, 2024. Certificate of deposit accounts are generally short-term. As of December 31, 2025, 96.2% of all certificates of deposit had maturities of one year or less compared to 96.1% as of December 31, 2024. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2025.

Change in Interest Rates in Basis Points - (Rate Ramp)	Net Interest Income
	Amount	Change	Percent Change
	(Dollars in thousands)
-200	821,694	11,812	1.5
-100	815,429	5,547	0.7
Static	809,882	—	—
+100	802,851	(7,031)	(0.9)
+200	795,694	(14,188)	(1.8)
The interest rate risk position of the Company is relatively neutral. The preceding table indicates that, as of December 31, 2025, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, there would be a 1.8% or $14.2 million decrease to net interest income. In the event of a 200 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 1.5%, or $11.8 million increase in net interest income. In this downward rate scenario, rates on deposits have a repricing floor of zero.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2025.

Change in Interest Rates in Basis Points	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Amount	Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-200	3,680,559	(201,638)	(5.2)	14.2	(8.6)
-100	3,807,798	(74,399)	(1.9)	14.9	(3.7)
Flat	3,882,197	—	—	15.5	—
+100	3,895,937	13,740	0.4	15.9	2.3
+200	3,894,659	12,462	0.3	16.2	4.2
The preceding table indicates that as of December 31, 2025, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience a 0.3%, or $12.5 million increase in the present value of equity. If rates were to decrease 200 basis points, the present value of equity would decrease 5.2% or $201.6 million.
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
(1)    Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
(2)    Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
(3)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
(4)    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
(5)    Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
(6)    Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1)    Condensed Statement of Financial Condition as of December 31, 2025 and 2024
(2)    Condensed Statement of Income for the years ended December 31, 2025, 2024 and 2023
(3)    Condensed Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis (the collective ACL on loans) was $178.8 million of a total allowance for credit losses of $184.7 million as of December 31, 2025. The collective ACL on loans includes the measure of expected credit losses on a collective basis for loans that share similar risk characteristics. The Company uses a discounted cash flow methodology where the respective quantitative allowance for each loan segment is measured by comparing the present value of expected principal and interest cash flows projected using an econometric, probability of default (PD) and loss given default (LGD) modeling methodology to the amortized cost. Historical credit loss experience for both the Company and peers provides the basis for the estimation of expected credit losses, where observed credit losses are converted to probability of default rate curves using segment-specific loss given default risk factors that convert default rates to loss severity based on industry-level, observed relationships between the two variables for each segment. Using the historical relationship between the economic conditions and loan performance, management’s expectation of future loan performance is incorporated using an externally developed economic forecast that is applied over a period that has been determined to be reasonable and supportable. After the reasonable and supportable forecast period, the Company reverts to the long-term average of selected economic factors on a straight-line basis over a reversion period. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level effective interest rate. The Company considers qualitative adjustments to credit loss estimates for information not already captured in the quantitative component of the loss estimation process.
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
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we or our predecessor firms have served as the Company’s auditor since at least 1997.
New York, New York
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2026

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2025 and 2024
(Dollars in Thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$211,484	$205,939
Available for sale debt securities, at fair value	3,164,756	2,768,915
Held to maturity debt securities, (net of $16,000 allowance as of December 31, 2025 and $14,000 as of December 31, 2024, respectively)	282,127	327,623
Equity securities, at fair value	19,875	19,110
Federal Home Loan Bank and other stock	115,687	112,767
Loans held for sale	14,710	162,453
Loans held for investment	19,504,061	18,659,370
Less allowance for credit losses	184,767	193,432
Net loans	19,334,004	18,628,391
Foreclosed assets, net	2,015	9,473
Banking premises and equipment, net	113,328	119,622
Accrued interest receivable	95,798	91,160
Intangible assets	782,152	819,230
Bank-owned life insurance	414,371	405,893
Other assets	445,113	543,702
Total assets	$24,980,710	$24,051,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$14,402,148	$13,775,991
Savings deposits	1,589,259	1,679,667
Certificates of deposit of $250,000 or more	929,989	789,342
Other time deposits	2,357,287	2,378,813
Total deposits	19,278,683	18,623,813
Mortgage escrow deposits	40,253	42,247
Borrowed funds	2,111,955	2,020,435
Subordinated debentures	406,582	401,608
Other liabilities	310,025	362,515
Total liabilities	22,147,498	21,450,618
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,619,949 shares outstanding as of December 31, 2025, and 130,489,493 shares outstanding as of December 31, 2024	1,376	1376
Additional paid-in capital	1,844,949	1,834,495
Retained earnings	1,154,364	989,111
Accumulated other comprehensive (loss) income, net of tax	(76,183)	(135,355)
Treasury stock	(91,294)	(88,420)
Total stockholders’ equity	2,833,212	2,601,207
Total liabilities and stockholders’ equity	$24,980,710	$24,051,825
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2025, 2024 and 2023
(Dollars in Thousands, except share data)

	Years ended December 31,
	2025	2024	2023
Interest and dividend income:
Real estate secured loans	$773,179	$655,868	$408,942
Commercial loans	318,268	251,793	128,854
Consumer loans	41,974	36,635	18,439
Available for sale debt securities and Federal Home Loan Bank stock	128,647	85,895	46,790
Held to maturity debt securities	7,694	8,885	9,362
Deposits, federal funds sold and other short-term investments	3,012	7,062	3,433
Total interest and dividend income	1,272,774	1,046,138	615,820
Interest expense:
Deposits	400,003	349,523	159,459
Borrowed funds	78,754	73,523	55,856
Subordinated debentures	33,452	22,478	1,051
Total interest expense	512,209	445,524	216,366
Net interest income	760,565	600,614	399,454
Provision charge for credit losses	3,581	87,564	28,168
Net interest income after provision for credit losses	756,984	513,050	371,286
Non-interest income:
Fees	42,827	34,114	24,396
Wealth management income	29,252	30,533	27,669
Insurance agency income	18,299	16,201	13,934
Bank-owned life insurance	10,130	11,709	6,482
Net gain (loss) on securities transactions	843	(2,986)	30
Other income	8,485	4,542	7,318
Total non-interest income	109,836	94,113	79,829
Non-interest expense:
Compensation and employee benefits	253,133	218,341	148,497
Net occupancy expense	52,789	45,014	32,271
Data processing expense	37,415	35,579	22,993
FDIC Insurance	12,902	12,964	8,578
Advertising and promotion expense	5,530	5,146	4,822
Amortization of intangibles	37,074	28,931	2,952
Merger-related expenses	—	56,867	7,826
Other operating expenses	59,820	54,706	47,397
Total non-interest expense	458,663	457,548	275,336
Income before income tax expense	408,157	149,615	175,779
Income tax expense	116,997	34,090	47,381
Net income	$291,160	$115,525	$128,398
Basic earnings per share	$2.23	$1.05	$1.72
Average basic shares outstanding	130,462,418	109,668,911	74,844,489
Diluted earnings per share	$2.23	$1.05	$1.71
Average diluted shares outstanding	130,507,070	109,712,732	74,873,256
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(Dollars in Thousands)

	Years ended December 31,
	2025	2024	2023
Net income	$291,160	$115,525	$128,398
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net gains (losses) arising during the period	67,446	7,841	32,125
Reclassification adjustment for gains and losses included in net income	(63)	2,087	—
Total	67,383	9,928	32,125
Unrealized gains and losses on derivatives designated as cash flow hedges:
Net gains (losses) arising during the period	120	3,179	2,388
Reclassification adjustment for gains and losses included in net income	(5,038)	(9,557)	(12,948)
Total	(4,918)	(6,378)	(10,560)
Amortization related to post-retirement obligations	(3,293)	2,210	2,365
Total other comprehensive income, net of tax	59,172	5,760	23,930
Total comprehensive income	$350,332	$121,285	$152,328

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	$832	$981,138	$918,158	$(165,045)	$(127,154)	$(10,226)	$(3,427)	$3,427	$1,597,703
Net income	—	—	128,398	—	—	—	—	—	128,398
Other comprehensive income, net of tax	—	—	—	23,930	—	—	—	—	23,930
Cash dividends paid ($0.96 per share)	—	—	(72,447)	—	—	—	—	—	(72,447)
Cumulative effect of adopting Accounting Standards Update ("ASU") No. 2022-02, net of tax	—	—	433	—	—	—	—	—	433
Distributions from deferred comp plans	—	152	—	—	—	—	733	(733)	152
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,678)	—	—	—	(1,678)
Option exercises	—	(217)	—	—	1,007	—	—	—	790
Allocation of Employee Stock Ownership Plan ("ESOP") shares	—	272	—	—	—	5,330	—	—	5,602
Allocation of Stock Award Plan ("SAP") shares	—	7,569	—	—	—	—	—	—	7,569
Allocation of stock options	—	144	—	—	—	—	—	—	144
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	$832	$989,058	$974,542	$(141,115)	$(127,825)	$(4,896)	$(2,694)	$2,694	$1,690,596
Net income	—	—	115,525	—	—	—	—	—	115,525
Other comprehensive loss, net of tax	—	—	—	5,760	—	—	—	—	5,760
Cash dividends paid ($0.96 per share)	—	—	(100,956)	—	—	—	—	—	(100,956)
Distributions from deferred comp plans	—	102	—	—	—	—	2,694	(2,694)	102
Purchases of treasury stock	—	(40,728)	—	—	40,728	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,323)	—	—	—	(1,323)
Treasury shares issued due to acquisition	544	876,234	—	—	—	—	—	—	876,778
Option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	235	—	—	—	4,896	—	—	5,131
Allocation of SAP shares	—	9,517	—	—	—	—	—	—	9,517
Allocation of stock options	—	77	—	—	—	—	—	—	77
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$—	$—	$—	$2,601,207

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	291,160	—	—	291,160
Other comprehensive loss, net of tax	—	—	—	59,172	—	59,172
Cash dividends paid ($0.96 per share)	—	—	(125,907)	—	—	(125,907)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,874)	(2,874)
Option exercises	—	—	—	—	—	—
Allocation of SAP shares	—	10,437	—	—	—	10,437
Allocation of stock options	—	17	—	—	—	17
Balance as of December 31, 2025	$1,376	$1,844,949	$1,154,364	$(76,183)	$(91,294)	$2,833,212

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(Dollars in Thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$291,160	$115,525	$128,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,317	41,499	11,695
Provision charge for credit losses on loans and securities	4,126	83,588	27,904
Provision (benefit) charge for credit losses on off-balance sheet credit exposures	(545)	3,977	264
Deferred tax expense (benefit)	24,461	(12,271)	2,725
Amortization of operating lease right-of-use assets	14,195	13,088	10,495
Income on Bank-owned life insurance	(10,130)	(11,709)	(6,482)
Net amortization of premiums and discounts on securities	16,690	7,135	8,326
Accretion of net deferred loan fees	(7,072)	(7,201)	(8,724)
Amortization of premiums on purchased loans, net	275	314	206
Originations of loans held for sale	(86,023)	(70,045)	(19,371)
Loans transferred to held for sale	—	151,281	—
Proceeds from sales of loans held for sale	208,943	62,416	22,895
ESOP expense	—	2,601	3,086
Allocation of stock award shares	10,437	9,517	7,569
Allocation of stock options	17	77	144
Net gain on sale of loans	(3,868)	(1,758)	(2,019)
Net (gain) loss on securities transactions	(843)	2,986	(30)
Net (gain) loss on sale of premises and equipment	(681)	—	154
Net loss (gain) on sale of foreclosed assets	11	(214)	(2,854)
Net change in balance sheet:
Increase in accrued interest receivable	(4,638)	(4,953)	(7,063)
(Increase) decrease in other assets	(13,078)	23,214	25,085
(Decrease) increase in other liabilities	(52,490)	17,315	(29,007)
Net cash provided by operating activities	442,264	426,381	173,396
Cash flows from investing activities:
Net increase in loans	(817,673)	(193,990)	(625,691)
Purchases of loans	(321)	—	(9,263)
Proceeds from sales of loans held for investment	—	—	2,017
Proceeds from sales of foreclosed assets	5,779	708	4,340
Proceeds from maturities, calls and paydowns of investment securities held to maturity	59,999	51,782	40,816
Purchases of investment securities held to maturity	(15,277)	(18,363)	(17,099)
Proceeds from sales of securities available for sale	1,670	566,942	—
Proceeds from maturities calls and paydowns of securities available for sale	511,763	335,256	189,542
Purchases of available for sale debt securities	(787,069)	(403,999)	(40,089)
Proceeds from redemption of Federal Home Loan Bank stock	379,370	205,066	212,527
Purchases of Federal Home Loan Bank stock	(382,290)	(237,964)	(223,190)
Cash received, net of cash consideration paid for acquisition	—	194,548	—
BOLI claim benefits received	906	8,995	3,873
Proceeds from sales of premises and equipment	2,348	—	105
Purchases of premises and equipment	(11,539)	(1,307)	(7,488)
Net cash (used in) provided by investing activities	(1,052,334)	507,674	(469,600)
Cash flows from financing activities:
Net increase (decrease) in deposits	654,870	(291,625)	(270,510)
(Decrease) increase in mortgage escrow deposits	(1,994)	(122)	1,133
Purchase of treasury stock	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(2,874)	(1,323)	(1,678)
Cash dividends paid to stockholders	(125,907)	(100,956)	(72,447)
Stock options exercised	—	—	790
Proceeds from long-term borrowings	150,000	635,900	534,807
Repayments of long-term borrowings	(352,362)	(1,390,028)	(58,443)
Net increase (decrease) in short-term borrowings	293,882	18,603	156,299
Proceeds from subordinated debentures	—	221,180	—
Net cash provided by (used in) financing activities	615,615	(908,371)	289,951
Net increase (decrease) in cash and cash equivalents	5,545	25,684	(6,253)
Cash and cash equivalents at beginning of period	205,869	180,185	186,438
Restricted cash at beginning of period	70	70	70
Total cash, cash equivalents and restricted cash at beginning of period	205,939	180,255	186,508
Cash and cash equivalents at end of period	209,057	205,869	180,185
Restricted cash at end of period	2,427	70	70
Total cash, cash equivalents and restricted cash at end of period	$211,484	205,939	180,255
Cash paid during the period for:
Interest on deposits and borrowings	$494,096	$397,282	$210,345
Income taxes (1)	$102,650	$36,184	$46,461
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$14,742	$—
Initial recognition of operating lease liabilities	$—	$14,742	$—
Transfer of loans receivable to foreclosed assets	$1,053	$—	$15,131
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$—	$1,632,106	$—
Loans held for sale	—	1,494	—
Loans held for investment	—	7,889,138	—
Bank-owned life insurance	—	160,646	—
Goodwill and other intangible assets	—	390,361	—
Bank premises and equipment	—	60,578	—
Other assets	—	263,722	—
Total non-cash assets acquired at fair value	$—	$10,398,045	$—

Liabilities assumed:
Deposits	—	8,622,924	—
Borrowings and subordinated debt	—	785,927	—
Subordinated debentures	—	166,366	—
Other liabilities	—	140,598	—
Total liabilities assumed	$—	$9,715,815	$—

Common stock issued for acquisitions	$—	$876,779	$—

(1) Income taxes paid during the 2025 period includes the net cost of the transferrable tax credits.

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
Business
The Company, through the Bank, provides a full range of banking services to individual and business customers through branch offices in New Jersey, Orange, Queens and Nassau Counties, New York and eastern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.
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
On January 1, 2020, the Company adopted the current expected credit loss ("CECL") methodology which replaces the incurred loss methodology with an expected loss methodology. Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.
All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2025 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of December 31, 2025, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total provision on loans of $4.1 million for the year ended December 31, 2025, and an overall coverage ratio of 95 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of December 31, 2025, the portfolio and class segments for the Company’s loan portfolio were:
•Mortgage Loans – Residential, Commercial Real Estate, Multi-Family and Construction
•Commercial Loans – Commercial Owner-Occupied and Commercial Non-Real Estate Secured
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
Material changes to these and other relevant factors create greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The decrease in the year-over-year provision for credit losses was primarily attributable to the prior year initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast strengthening over the current twelve-month period within our CECL model, compared to last year.
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
Trust Assets
Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Bank’s wholly owned subsidiary, Beacon Trust Company ("Beacon Trust")) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.
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
Core deposit premiums represent the intangible value of depositor relationships assumed in previous purchase acquisitions and are amortized on an accelerated basis over 8.8 years, while the core deposit premiums related to SB One and Lakeland are amortized over its estimated useful life of 10.0 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisitions of Beacon Trust, The MDE Group, Inc., Tirschwell & Loewy, Inc., and SB One Bank and are amortized on an accelerated basis over 12.0 years, 10.4 years, 10.0 years, and 13.0 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
The Bank has a 401(k) plan, and in connection with the merger with Lakeland assumed the Lakeland Bancorp, Inc. Salary Savings 401(k) and Trust Plan, both of which cover substantially all employees of the Bank. The Bank may provide a matching contribution to eligible participants. The Bank’s matching contribution, if any, is determined by the board of directors in its sole discretion. In 2025, the board of directors approved a matching contribution of 50% of the first 8% of eligible compensation contributed by participants in the Provident Bank 401(k) plan.
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
The Bank maintained an Employee Stock Ownership Plan (“ESOP”). Funds borrowed by the ESOP from the Company to purchase the Company’s common stock were repaid from the Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. The Company’s common stock not allocated to participants was recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP was based on the average price of the Company’s stock during each quarter and the amount of shares allocated during the quarter. The Bank made the final repayment on borrowed funds in December 2024 and a final allocation of shares to participants in May 2025. Effective December 1, 2025, the ESOP was merged into the Bank’s 401(k) plan.
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

Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period when they were outstanding.
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
Core Deposit Intangible
The fair value of the core deposit intangible was measured using a discounted cash flow approach by comparing the all-in cost of less rate sensitive deposits against an alternative funding source. The discounted cash flow approach is used because there is no reliable market participant data to support a market approach nor is there an effective measure to utilize the cost approach. To calculate the value of core deposits, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources by using an average of FHLBNY advance rates and brokered CD rates as disclosed by market sources. The projected cash flows were developed using projected deposit attrition rates. The discount rate was calculated using the Capital Assets Pricing Model.
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
Merger-Related Expenses
While there were no transaction costs related to our merger with Lakeland for the 2025 period, these costs totaled $56.9 million for the respective 2024 period. Merger-related expense is a separate line in non-interest expense on the Consolidated

Statements of Income. Additionally, an initial CECL provision for credit losses of $60.1 million was recorded as part of the Lakeland merger, for the year ended December 31, 2024.
(3) Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $16,000 and $14,000, as of December 31, 2025 and 2024 (in thousands):

	2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$3,400	—	(22)	3,378
State and municipal obligations	276,600	156	(7,045)	269,711
Corporate obligations	2,143	—	(14)	2,129
	$282,143	156	(7,081)	275,218

	2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$9,999	—	(292)	9,707
State and municipal obligations	311,118	689	(14,133)	297,674
Corporate obligations	6,520	—	(168)	6,352
	$327,637	689	(14,593)	313,733
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.6 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of held to maturity debt securities as of December 31, 2025 by contractual maturity, excluding allowances for credit losses of $16,000, as of December 31, 2025 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2025
	Amortized cost	Fair value
Due in one year or less	$45,807	45,712
Due after one year through five years	152,602	151,763
Due after five years through ten years	78,986	73,941
Due after ten years	4,748	3,802
	$282,143	275,218
The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. The carrying value of held to maturity debt securities that were pledged to secure municipal deposits was $240.7 million and $269.6 million as of December 31, 2025 and 2024, respectively.
During 2025, the Company recognized gains of $27,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $11.7 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2025.

During 2024, the Company recognized no gains while losses totaled $1,200 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $5.5 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2024.
During the 2023 period, the Company recognized gains of $45,000 and losses of $15,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $11.6 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2023.
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of December 31, 2025 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of December 31, 2025 (in thousands):

	December 31, 2025
Total Portfolio	AAA	AA	A	Not Rated	Total
Government-agency obligations	$3,400	—	—	—	3,400
State and municipal obligations	44,930	199,977	20,896	10,797	276,600
Corporate obligations	—	573	1,570	—	2,143
	$48,330	200,550	22,466	10,797	282,143

	December 31, 2024
Total Portfolio	AAA	AA	A	Not Rated	Total
Government-agency obligations	$9,999	—	—	—	9,999
State and municipal obligations	44,821	234,212	28,735	3,350	311,118
Corporate obligations	501	2,013	3,981	25	6,520
	$55,321	236,225	32,716	3,375	327,637

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of December 31, 2025, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 71% rated AA, 8% rated A, and less than 4% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s.

The following table shows gross unrealized losses and estimated fair value of held to maturity debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	3,378	22	3,378	22
Mortgage-backed securities	—	—	—	—	—	—
State and municipal obligations	3,353	1	127,012	7,044	130,365	7,045
Corporate obligations	—	—	2,129	14	2,129	14
Total	$3,353	1	132,519	7,080	135,872	7,081
The number of securities in an unrealized loss position as of December 31, 2025 totaled 221, compared with 512 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of December 31, 2025 was mainly due to lower current market interest rates compared to rates as of December 31, 2024.

(4) Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of December 31, 2025 and 2024 (in thousands):

	2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$274,500	190	(7,946)	266,744
Government-agency obligations	32,693	877	(31)	33,539
Mortgage-backed securities	2,705,346	23,454	(116,453)	2,612,347
Asset-backed securities	41,619	409	(267)	41,761
State and municipal obligations	119,173	1,249	(7,423)	112,999
Corporate obligations	93,498	5,429	(1,561)	97,366
	$3,266,829	31,608	(133,681)	3,164,756

	2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$348,621	317	(18,340)	330,598
Government-agency obligations	105,965	1,461	(191)	107,235
Mortgage-backed securities	2,243,725	4,982	(186,548)	2,062,159
Asset-backed securities	47,203	645	(285)	47,563
State and municipal obligations	126,766	243	(10,092)	116,917
Corporate obligations	103,415	3958	(2,930)	104,443
	$2,975,695	11,606	(218,386)	2,768,915
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $10.9 million and $9.7 million as of December 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The carrying value of available for sale debt securities that were pledged as collateral for municipal deposits and repurchase agreements was $2.2 billion and $863.9 million as of December 31, 2025 and 2024, respectively.
The amortized cost and fair value of available for sale debt securities as of December 31, 2025, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2025
	Amortized cost	Fair value
Due in one year or less	$108,932	107,858
Due after one year through five years	196,488	190,223
Due after five years through ten years	114,951	117,101
Due after ten years	66,801	61,928
	$487,172	477,110
Investments which pay principal on a periodic basis, which are primarily related to mortgage-backed securities, totaling $2.78 billion at amortized cost and $2.69 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
During 2025, proceeds from sales on securities in the available for sale debt securities portfolio totaled $1.7 million with gross gains of $87,000 and no losses recognized. For 2024, proceeds from sales of securities from the available for sale debt securities portfolio totaled $569.9 million with no gains and $3.0 million of losses recognized, of which $2.8 million was related to the sale of subordinated debt issued by Lakeland from its investment portfolio. During 2025, proceeds from calls on securities in the available for sale debt securities portfolio totaled $23.9 million with gross gains of $729,000 and no losses recognized. For 2024, proceeds from calls on securities in the available for sale debt securities portfolio totaled $780,000 with no gains and no losses recognized.

The following table shows gross unrealized losses and estimated fair value of available for sale debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	245,675	(7,946)	245,675	(7,946)
Government-agency obligations	8,541	(31)	—	—	8,541	(31)
Mortgage-backed securities	133,316	(4,119)	984,261	(112,334)	1,117,577	(116,453)
Asset-backed securities	20,493	(129)	1,605	(138)	22,098	(267)
State and municipal obligations	21,613	(665)	53,173	(6,758)	74,786	(7,423)
Corporate obligations	8,994	(6)	18,742	(1,555)	27,736	(1,561)
Total	$192,957	(4,949)	1,303,456	(128,732)	1,496,412	(133,681)
The number of securities in an unrealized loss position as of December 31, 2025 totaled 406, compared with 646 as of December 31, 2024. The decrease in the number of securities in an unrealized loss position as of December 31, 2025 was mainly due to lower current market interest rates on the intermediate part of the curve compared to rates as of December 31, 2024.
The Company concluded that no available for sale debt securities were impaired at December 31, 2025 based on consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

(5) Loans Receivable and Allowance for Credit Losses
Loans held for investment as of December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025	2024
Mortgage loans:
Commercial	$7,398,792	7,228,078
Multi-family	3,667,337	3,382,933
Construction	662,112	823,503
Residential	1,974,324	2,010,637
Total mortgage loans	13,702,565	13,445,151
Commercial loans	5,200,517	4,608,600
Consumer loans	612,431	613,819
Total gross loans	19,515,513	18,667,570
Premiums on purchased loans	1,524	1,338
Net deferred fees	(12,976)	(9,538)
Total loans	$19,504,061	18,659,370
As of December 31, 2025 and December 31, 2024, the Company had loans held for sale of $14.7 million and $162.5 million, respectively. In December of 2024, $151.3 million of the Bank's commercial loan portfolio was reclassified from loans held for investment into the held for sale portfolio as a result of a decision to exit the non-relationship equipment lease financing business.
Accrued interest on loans totaled $82.2 million and $78.5 million as of December 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
As of December 31, 2025, the Bank had aggregate loans and loan commitments of $66.1 million to its directors and their related interests. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
As of December 31, 2025, the Bank had aggregate loans and loan commitments totaling $3.1 million to its executive officers or their related entities. These loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with the general public and do not involve more than the normal risk of repayment or present other unfavorable features.
Premiums and discounts on purchased loans are amortized or accreted over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against or credited to interest income, as appropriate. For the years ended December 31, 2025, 2024 and 2023, as a result of prepayments and normal amortization, interest income decreased $275,000, $314,000 and $206,000, respectively.

The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	As of December 31, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$15,652	—	26,856	—	42,508	7,356,284	7,398,792	22,506
Multi-family	—	932	2,268	—	3,200	3,664,137	3,667,337	2,268
Construction	—	—	5,159	—	5,159	656,953	662,112	5,159
Residential	8,344	4,177	9,062	—	21,583	1,952,741	1,974,324	9,062
Total mortgage loans	23,996	5,109	43,345	—	72,450	13,630,115	13,702,565	38,995
Commercial loans	1,303	633	33,219	—	35,155	5,165,362	5,200,517	26,655
Consumer loans	2,209	781	1,856	—	4,846	607,585	612,431	1,856
Total gross loans	$27,508	6,523	78,420		112,451	19,403,062	19,515,513	67,506

	As of December 31, 2024
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$8,538	3,954	20,883	—	33,375	7,194,703	7,228,078	13,575
Multi-family	—	—	7,498	—	7,498	3,375,435	3,382,933	7,498
Construction	—	—	13,246	—	13,246	810,257	823,503	13,246
Residential	6,388	5,049	4,535	—	15,972	1,994,665	2,010,637	4,535
Total mortgage loans	14,926	9,003	46,162	—	70,091	13,375,060	13,445,151	38,854
Commercial loans	3,026	1,117	24,243	—	30,868	4,577,732	4,608,600	15,164
Consumer loans	3,152	856	1,656	—	5,664	608,155	613,819	1,656
Total gross loans	$21,104	10,976	72,061	—	106,623	18,560,947	18,667,570	55,674
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status. The principal amount of non-accrual loans was $78.4 million and $72.1 million as of December 31, 2025 and 2024, respectively. There were no loans 90-days or greater past due and still accruing interest as of December 31, 2025 and 2024.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.1 million, $2.8 million and $1.6 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

The activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$193,432	107,200	88,023
Initial allowance related to PCD loans	—	17,188	—
Provision charge for credit losses on loans (1)	4,125	83,604	27,900
Cumulative effect of adopting ASU 2022-02	—	—	(594)
Recoveries of loans previously charged off	2,036	3,263	2,292
Loans charged off	(14,826)	(17,823)	(10,421)
Balance at end of period	$184,767	193,432	107,200
(1) The provision charge for credit losses on loans for the year ended December 31, 2024 includes a $60.1 million charge recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations.

The activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	For the Year Ended December 31, 2025
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision (benefit) charge for credit losses on loans	(11,196)	15,446	(125)	4,125
Recoveries of loans previously charged off	932	527	577	2,036
Loans charged off	(5,722)	(8,488)	(616)	(14,826)
Balance at end of period	$128,601	51,127	5,039	184,767

	For the Year Ended December 31, 2024
	Mortgage loans	Commercial loans (1)	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$73,407	31,475	2,318	107,200
Initial allowance related to PCD loans	10,628	6,070	490	17,188
Provision charge for credit losses on loans	61,274	20,011	2319	83,604
Recoveries of loans previously charged off	86	2,621	556	3,263
Loans charged off	(808)	(16,535)	(480)	(17,823)
Balance at end of period	$144,587	43,642	5,203	193,432
(1) The provision charge for credit losses on loans for the year ended December 31, 2024 includes a $2.8 million benefit to the allowance as a result of the $151.3 million transfer from the commercial loans held for investment portfolio into the loans held for sale portfolio.
For the year ended December 31, 2025, the Company recorded a $4.1 million provision for credit losses on loans, compared with a provision for credit losses of $83.6 million for the year ended December 31, 2024. The decrease in the year-over-year provision for credit losses was primarily attributable to the prior year initial CECL provision for credit losses on loans of $60.1 million recorded as part of the Lakeland merger in accordance with GAAP requirements for accounting for business combinations, combined with some economic forecast strengthening over the current twelve-month period within our CECL model, compared to last year.
The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2025 by year of origination (in thousands):

	2025	2024	2023	2022	2021	Prior to 2021	Total Loans

Mortgage loans:
Commercial	$—	—	—	358	441	3,586	4,385
Multi-family	—	—	520	—	—	263	783
Construction	—	534	—	—	—	—	534
Residential	—	—	—	—	—	20	20
Total mortgage loans	—	534	520	358	441	3,868	5,722
Commercial loans	—	44	81	2,959	776	4,628	8,488
Consumer loans (1)	21	38	20	3	—	46	128
Total gross loans	$21	616	622	3,320	1,217	8,543	14,338
(1) During the year ended December 31, 2025, charge-offs on consumer overdraft accounts totaled $488,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2024 by year of origination (in thousands):

	2024	2023	2022	2021	2020	Prior to 2020	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	801	801
Residential	—	—	7	—	—	—	7
Total mortgage loans	—	—	7	—	—	801	808
Commercial loans	—	1,434	2,731	10,259	1,775	335	16,535
Consumer loans (1)	25	8	9	4	—	35	81
Total gross loans	$25	1,442	2,746	10,263	1,775	1,172	17,425
(1) During the year ended December 31, 2024, charge-offs on consumer overdraft accounts totaled $398,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded for the year ended December 31, 2023 by year of origination (in thousands):

	2023	2022	2021	2020	2019	Prior to 2019	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	1,700	1,700
Residential	—	—	—	—	—	24	24
Total mortgage loans	—	—	—	—	—	1,724	1,724
Commercial loans	—	—	—	5,000	—	3,363	8,363
Consumer loans (1)	24	—	—	—	—	13	37
Total gross loans	$24	—	—	5,000	—	5,100	10,124

(1) During the year ended December 31, 2023, charge-offs on consumer overdraft accounts totaled $297,000, which are not included in the table above.
The Company defines an impaired loan as a non-accrual, non-homogeneous loan greater than $1.0 million, or which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of December 31, 2025, there were 28 impaired loans totaling $63.3 million, with related specific reserves of $5.9 million that were individually evaluated for impairment.
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
As of December 31, 2025, the Company had collateral-dependent impaired loans with a fair value of $54.5 million secured by commercial real estate. As of December 31, 2024, the Company had collateral-dependent impaired loans with a fair value of $11.0 million secured by commercial real estate.
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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Total	% of Total Class of Loans and Leases

Mortgage loans:
Commercial	$3,949	—	11,945	15,894	0.21%
Total mortgage loans	3,949	—	11,945	15,894	0.12
Commercial loans	13,501	748	9,654	23,903	0.46
Total gross loans	$17,450	748	21,599	39,797	0.20%
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
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025 (in thousands):

	Weighted Average Months of Term Reduction	Weighted Average Rate Increase (Decrease)
Mortgage loans:
Commercial	15	0.35%
Total mortgage loans	15	0.35
Commercial loans	6	(0.16)
Total gross loans	8	(0.05)%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Increase
Mortgage loans:
Commercial	2	2.40%
Multi-family	0	5.00
Total mortgage loans	1	5.00
Commercial loans	2	2.22
Total gross loans	3	3.03%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Increase
Mortgage loans:
Multi-family	2	2.23%
Total mortgage loans	2	2.23
Commercial loans	10	0.20
Total gross loans	9	0.61%
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 , respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$15,894	—	—	—	—	15,894
Total mortgage loans	15,894	—	—	—	—	15,894
Commercial loans	23,744	—	—	—	158	23,903
Total gross loans	$39,639	—	—	—	158	39,797
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
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of December 31, 2025, the balance of PCD loans totaled $509.7 million with a related allowance for credit losses of $4.6 million. The balance of PCD loans as of December 31, 2024, was $620.4 million with a related allowance for credit losses of $15.2 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	1,549	39,287	47,805	33,971	503	—	129,128
Substandard	9,869	—	57	471	15,875	60,111	748	—	87,131
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	—	1,606	39,758	63,680	94,082	1,251	—	216,259
Pass/Watch	901,891	336,732	851,026	1,409,458	888,049	2,630,266	156,215	8,896	7,182,533
Total Commercial Mortgage	$917,773	336,732	852,632	1,449,216	951,729	2,724,348	157,466	8,896	7,398,792
Multi-family
Special mention	$—	—	—	2,946	—	—	—	—	2,946
Substandard	—	—	—	—	—	41,593	—	—	41,593
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,946	—	41,593	—	—	44,539
Pass/Watch	744,514	316,398	522,511	622,238	350,499	1,049,876	15,250	1,512	3,622,798
Total Multi-Family	$744,514	316,398	522,511	625,184	350,499	1,091,469	15,250	1,512	3,667,337
Construction
Special mention	$—	—	14,497	6,639	—	—	—	—	21,136
Substandard	—	—	—	—	5,177	—	—	—	5,177
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	14,497	6,639	5,177	—	—	—	26,313
Pass/Watch	150,350	206,323	162,757	101,335	15,034	—	—	—	635,799
Total Construction	$150,350	206,323	177,254	107,974	20,211	—	—	—	662,112
Residential (1)
Special mention	$—	—	946	582	264	1,845	—	—	3,637
Substandard	—	1,746	2,263	1,410	1,024	1,795	—	—	8,238
Doubtful	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,746	3,209	1,992	1,288	3,640	—	—	11,875
Pass/Watch	145,286	124,273	303,120	365,323	287,067	737,380	—	—	1,962,449
Total Residential	$145,286	126,019	306,329	367,315	288,355	741,020	—	—	1,974,324
Total Mortgage
Special mention	$6,013	—	16,992	49,454	48,069	35,816	503	—	156,847
Substandard	9,869	1,746	2,320	1,881	22,076	103,499	748	—	142,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	1,746	19,312	51,335	70,145	139,315	1,251	—	298,986
Pass/Watch	1,942,041	983,726	1,839,414	2,498,354	1,540,649	4,417,522	171,465	10,408	13,403,579
Total Mortgage	$1,957,923	985,472	1,858,726	2,549,689	1,610,794	4,556,837	172,716	10,408	13,702,565
Commercial
Special mention	$1,005	423	17,930	63,499	26,067	34,829	20,217	1,916	165,886
Substandard	2,381	10,661	10,205	57,554	29,348	35,213	36,631	1,487	183,480
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,386	11,084	28,135	121,053	55,415	70,042	56,848	3,403	349,366
Pass/Watch	934,987	628,374	305,811	526,728	304,459	971,734	1,121,228	57,830	4,851,151
Total Commercial	$938,373	639,458	333,946	647,781	359,874	1,041,776	1,178,076	61,233	5,200,517
Consumer (1)
Special mention	$—	—	20	—	—	7	806	23	856
Substandard	—	125	81	219	—	310	828	46	1,609
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	125	101	219	—	317	1,634	69	2,465
Pass/Watch	31,702	26,282	32,156	45,444	31,271	87,759	338,858	16,494	609,966
Total Consumer	$31,702	26,407	32,257	45,663	31,271	88,076	340,492	16,563	612,431
Total Loans
Special mention	$7,018	423	34,942	112,953	74,136	70,652	21,526	1,939	323,589
Substandard	12,250	12,532	12,606	59,654	51,424	139,022	38,207	1,533	327,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	19,268	12,955	47,548	172,607	125,560	209,674	59,733	3,472	650,817
Pass/Watch	2,908,730	1,638,382	2,177,381	3,070,526	1,876,379	5,477,015	1,631,551	84,732	18,864,696
Total Loans	$2,927,998	1,651,337	2,224,929	3,243,133	2,001,939	5,686,689	1,691,284	88,204	19,515,513
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$262	4,377	10,150	9,127	14,569	69,525	4,461	—	112,471
Substandard	3,044	73	10,952	—	21,051	50,870	—	—	85,990
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,306	4,450	21,102	9,127	35,620	120,395	4,461	—	198,461
Pass/Watch	417,991	904,924	1,623,911	997,658	884,295	2,063,646	126,297	10,895	7,029,617
Total Commercial Mortgage	$421,297	909,374	1,645,013	1,006,785	919,915	2,184,041	130,758	10,895	7,228,078

Multi-family
Special mention	$—	—	—	—	—	16,472	—	—	16,472
Substandard	—	1,560	—	1,043	—	5,439	—	—	8,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,560	—	1,043	—	21,911	—	—	24,514
Pass/Watch	363,254	478,184	701,811	460,979	460,161	882,291	10,181	1,558	3,358,419
Total Multi-Family	$363,254	479,744	701,811	462,022	460,161	904,202	10,181	1,558	3,382,933

Construction
Special mention	$—	1,064	—	—	—	—	—	—	1,064
Substandard	—	—	—	12,346	—	—	—	—	12,346
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,064	—	12,346	—	—	—	—	13,410
Pass/Watch	104,009	309,034	260,190	110,100	24,017	2,743	—	—	810,093
Total Construction	$104,009	310,098	260,190	122,446	24,017	2,743	—	—	823,503

Residential (1)
Special mention	$403	1,356	344	—	—	2,836	—	—	4,939
Substandard	—	764	689	1,119	—	1,963	—	—	4,535
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	403	2,120	1,033	1,119	—	4,799	—	—	9,474
Pass/Watch	140,382	348,493	428,269	333,150	276,703	474,166	—	—	2,001,163
Total Residential	$140,785	350,613	429,302	334,269	276,703	478,965	—	—	2,010,637

Total Mortgage

	Gross Loans Held for Investment by Year of Origination as of December 31, 2024
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$665	6,797	10,494	9,127	14,569	88,833	4,461	—	134,946
Substandard	3,044	2,397	11,641	14,508	21,051	58,272	—	—	110,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,709	9,194	22,135	23,635	35,620	147,105	4,461	—	245,859
Pass/Watch	1,025,636	2,040,635	3,014,181	1,901,887	1,645,176	3,422,846	136,478	12,453	13,199,292
Total Mortgage	$1,029,345	2,049,829	3,036,316	1,925,522	1,680,796	3,569,951	140,939	12,453	13,445,151

Commercial
Special mention	$298	2,612	3,084	5,804	9,493	26,924	20,030	4,761	73,006
Substandard	6,887	5,023	62,028	28,208	23,130	21,170	31,787	1,746	179,979
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	7,185	7,635	65,112	34,012	32,623	48,094	51,817	6,507	252,985
Pass/Watch	747,299	427,445	697,899	390,770	256,421	678,154	1,089,408	68,219	4,355,615
Total Commercial	$754,484	435,080	763,011	424,782	289,044	726,248	1,141,225	74,726	4,608,600

Consumer (1)
Special mention	$—	—	3	—	124	109	725	—	961
Substandard	—	95	—	9	—	321	950	—	1,375
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	95	3	9	124	430	1,675	—	2,336
Pass/Watch	31,975	45,605	59,669	40,080	9,433	83,728	327,107	13,886	611,483
Total Consumer	$31,975	45,700	59,672	40,089	9,557	84,158	328,782	13,886	613,819

Total Loans
Special mention	$963	9,409	13,581	14,931	24,186	115,866	25,216	4,761	208,913
Substandard	9,931	7,515	73,669	42,725	44,181	79,763	32,737	1,746	292,267
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,894	16,924	87,250	57,656	68,367	195,629	57,953	6,507	501,180
Pass/Watch	1,804,910	2,513,685	3,771,749	2,332,737	1,911,030	4,184,728	1,552,993	94,558	18,166,390
Total Loans	$1,815,804	2,530,609	3,858,999	2,390,393	1,979,397	4,380,357	1,610,946	101,065	18,667,570
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

(6) Banking Premises and Equipment
A summary of banking premises and equipment as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Land	$26,940	27,627
Banking premises	127,286	128,931
Furniture, fixtures and equipment	84,438	80,269
Leasehold improvements	59,497	59,084
Construction in progress	7,698	4,870
Total banking premises and equipment	305,859	300,781
Less accumulated depreciation and amortization	192,531	181,159
Net banking premises and equipment	$113,328	119,622
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $14.2 million, $12.6 million and $8.7 million, respectively.
(7) Goodwill and Other Intangible Assets
Goodwill and other intangible assets as of December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025	2024
Goodwill	$624,069	624,069
Core deposit premiums	149,066	184,238
Customer relationship and other intangibles	7,972	9,819
Mortgage servicing rights	1,045	1,104
Total goodwill and other intangible assets	$782,152	819,230
Amortization expense of intangible assets for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Core deposit premiums	$35,172	26,827	544
Customer relationship and other intangibles	1,847	2,047	2,335
Mortgage servicing rights	55	57	73
Total amortization expense of intangible assets	$37,074	28,931	2,952
Scheduled amortization of core deposit premiums and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2026	$33,283
2027	29,543
2028	25,817
2029	21,148
2030	17,009

(8) Deposits
Deposits as of December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025	Weighted average interest rate	2024	Weighted average interest rate
Savings deposits	$1,589,259	0.24%	$1,679,667	0.22%
Money market accounts	3,693,285	2.46	3,364,564	2.67
NOW accounts (1)	6,994,610	2.42	6,622,642	2.64
Non-interest bearing deposits	3,714,253	—	3,788,785	—
Certificates of deposit (2)	3,287,276	3.54	3,168,155	4.10
Total deposits	$19,278,683		$18,623,813
(1) The Bank's insured cash sweep product totaled $1.08 billion and $1.16 billion as of December 31, 2025 and December 31, 2024, respectively, and are reported within NOW accounts.
(2)Time deposits equal to or in excess of $250,000 were $930.0 million and $789.0 million as of December 31, 2025 and December 31, 2024, respectively. Additionally, the Bank's reciprocal Certificate of Deposit Account Registry Service product totaled $2.5 million and $3.5 million as of December 31, 2025 and December 31, 2024, respectively.
Within total deposits, brokered deposits totaled $769.6 million and $251.5 million as of December 31, 2025 and December 31, 2024, respectively.
 Scheduled maturities of certificates of deposit accounts as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Within one year	$3,162,440	3,045,860
One to three years	115,425	110,684
Three to five years	9,375	11,608
Five years and thereafter	36	3
	$3,287,276	3,168,155
Interest expense on deposits for the years ended December 31, 2025, 2024 and 2023 is summarized as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Savings deposits	$3,609	3,443	2,184
NOW and money market accounts	273,101	245,874	125,471
Certificates of deposits	123,293	100,206	31,804
	$400,003	349,523	159,459

(9) Borrowed Funds
Borrowed funds as of December 31, 2025 and 2024 are summarized as follows (in thousands):

	2025	2024
Securities sold under repurchase agreements	$95,007	113,224
FHLBNY line of credit	275,000	385,000
FHLBNY advances	1,739,735	1,518,497
Purchase accounting adjustment on borrowed funds	2,213	3,714
Total borrowed funds	$2,111,955	2,020,435
Total long-term borrowings totaled $550.0 million and $513.9 million as of December 31, 2025 and December 31, 2024, respectively, while total short-term borrowings totaled $1.56 billion and $1.51 billion for the same periods.
As of December 31, 2025, FHLBNY advances were at fixed rates and mature between January 2026 and August 2030, and as of December 31, 2024, FHLBNY advances were at fixed rates and mature between January 2025 and September 2027. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances, FRBNY Bank Term Funding Program ("BTFP") borrowings and lines of credit, including purchase accounting adjustments resulting from the Lakeland acquisition as of December 31, 2025 are as follows (in thousands):

2025
Due in one year or less	$1,464,735
Due after one year through two years	400,000
Due after two years through three years	—
Due after three years through four years	150,000
Due after four years through five years	—
Thereafter	—
Purchase accounting adjustment on borrowed funds	2,213
Total FHLBNY advances, FRBNY BTFP borrowings and overnight borrowings	$2,016,948
Scheduled maturities of securities sold under repurchase agreements as of December 31, 2025 are as follows (in thousands):

2025
Due in one year or less	$95,007
Thereafter	—
Total securities sold under repurchase agreements	$95,007

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2025 and 2024 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2025
Securities sold under repurchase agreements	$117,946	105,343	2.37%
FHLBNY overnight borrowings	704,000	292,090	4.55
FHLBNY advances	2,368,897	1,617,909	3.99
2024
Securities sold under repurchase agreements	$117,323	102,043	2.03%
FHLBNY overnight borrowings	567,000	115,902	5.45
FHLBNY advances	1,518,497	1,290,836	3.41
FRBNY BTFP Borrowing	550,000	472,077	4.78
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of December 31, 2025 and December 31, 2024, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.41 billion and $1.12 billion, respectively.
Interest expense on borrowings for the years ended December 31, 2025, 2024 and 2023 amounted to $80.3 million, $74.9 million and $56.0 million, respectively, while amortization expense related to purchase accounting for the years ended December 31, 2025, 2024 and 2023 amounted to a benefit of $1.5 million, $1.4 million and $105,000, respectively.

(10) Subordinated Debentures
On May 9, 2024, the Company issued $225.0 million of 9.00% Fixed-to-Floating Rate subordinated notes (the "Notes") due 2034, resulting in net proceeds of $221.2 million. The Notes bear interest at an initial rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2024. The last interest payment date for the fixed rate period will be May 15, 2029. From and including May 15, 2029 to, but excluding May 15, 2034 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be three-month term Secured Overnight Financing Rate ("SOFR")), each as defined in and subject to the provisions of the Indenture, plus 476.5 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on August 15, 2029. The debt is included in Tier 2 capital for the Company. Debt issuance costs totaled $3.8 million and are being amortized to maturity. Amortization expense on these costs for the year ended December 31, 2025 amounted to $783,000.
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
Subordinated debentures as of December 31, 2025 and 2024 totaled $406.6 million and $401.6 million, respectively.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2025, no contributions will be made to the pension plan in 2026.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2025	2024	2023	2025	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$22,598	24,423	24,550	11,093	11,344	12,095
Service cost	—	—	—	5	11	13
Interest cost	1,195	1,154	1,208	591	540	600
Actuarial (gain) loss	1,155	(1,340)	313	2,215	(121)	(706)
Benefits paid	(1,688)	(1,639)	(1,648)	(600)	(681)	(658)
Change in actuarial assumptions	—	—	—	—	—	—
Benefit obligation at end of year	$23,260	22,598	24,423	13,304	11,093	11,344
Change in plan assets:
Fair value of plan assets at beginning of year	$55,870	52,734	47,930	—	—	—
Actual (loss) return on plan assets	6,821	4,775	6,452	—	—	—
Employer contributions	—	—	—	600	681	658
Benefits paid	(1,688)	(1,639)	(1,648)	(600)	(681)	(658)
Fair value of plan assets at end of year	61,003	55,870	52,734	—	—	—
Funded status at end of year	$37,743	33,272	28,311	(13,304)	(11,093)	(11,344)
For the years ended December 31, 2025 and 2024, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the PRI 2012 mortality table with the fully generational projection scale MP 2021 issued by The Society of Actuaries ("SOA") in October 2021. The prepaid pension benefits of $37.7 million and the unfunded post-retirement healthcare and life insurance benefits of $13.3 million as of December 31, 2025 are included in Other assets and Other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (income) related to the pension plan and other post-retirement benefits, on a pre-tax basis, as of December 31, 2025 and 2024 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2025	2024	2025	2024
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (income)	207	2,573	(4,329)	(8,381)
Total accumulated other comprehensive loss (income)	$207	2,573	(4,329)	(8,381)

Net periodic (benefit) increase cost for the years ending December 31, 2025, 2024 and 2023, included the following components (in thousands):

	Pension			Post-retirement
	2025	2024	2023	2025	2024	2023
Service cost	$—	—	—	5	11	13
Interest cost	1,195	1,154	1,208	591	540	600
Return on plan assets	(3,300)	(3,112)	(2,824)	—	—	—
Amortization of:
Net loss (gain)	—	57	709	(1,836)	(2,118)	(2,130)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic (benefit) increase cost	$(2,105)	(1,901)	(907)	(1,240)	(1,567)	(1,517)
The weighted average actuarial assumptions used in the plan determinations as of December 31, 2025, 2024 and 2023 were as follows:

	Pension			Post-retirement
	2025	2024	2023	2025	2024	2023
Discount rate	5.35%	5.50%	4.90%	5.35%	5.50%	4.90%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	5.00	5.50
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 5.35% was selected for the December 31, 2025 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits as of December 31, 2025 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$61	52
Effect on post-retirement benefits obligation	$1,698	1,451
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2026	$1,840	894
2027	1,825	899
2028	1,832	933
2029	1,839	923
2030	1,844	937

The weighted-average asset allocation of pension plan assets as of December 31, 2025 and 2024 were as follows:

Asset Category	2025	2024
Domestic equities	38%	37%
Foreign equities	11	11
Fixed income	49	50
Real estate	2	2
Total	100%	100%
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
Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	37%	30-41%
Foreign equities	11	5-13%
Fixed income	50	40-65%
Real estate	2	0-4%
Total	100%
The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
The following tables present the assets that are measured at fair value on a recurring basis by level within the GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits as of December 31, 2025 and 2024, respectively (in thousands):
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements as of December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$76	—	76	—
Mutual funds:
Fixed income	29,737	29,737	—	—
International equity	6,711	6,711	—	—
Large U.S. equity	1,838	1,838	—	—
Small/Mid U.S. equity	1,248	1,248	—	—
Total mutual funds	39,534	39,534	—	—
Pooled separate accounts	21,393	—	21,393	—
Total Plan assets	$61,003	39,534	21,469	—

	Fair value measurements as of December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$73	—	73	—
Mutual funds:
Fixed income	27,740	27,740	—	—
International equity	6,042	6,042	—	—
Large U.S. equity	1,654	1,654	—	—
Small/Mid U.S. equity	1,127	1,127	—	—
Total mutual funds	36,563	36,563	—	—
Pooled separate accounts	19,234	—	19,234	—
Total Plan assets	$55,870	36,563	19,307	—
401(k) Plan
The Bank has a 401(k) plan, and in connection with the merger with Lakeland assumed the Lakeland Bancorp, Inc. Salary Savings 401(k) and Trust Plan, both of which cover substantially all employees of the Bank. For 2025, the Bank matched 50% of the first 8% contributed by the participants, while for 2024 and 2023, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the board of directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2025, 2024 and 2023 were $5.2 million, $2.5 million and $1.3 million, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $332,000, $76,000 and $73,000 for the years 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, $1.5 million and $1.6 million, respectively, were recorded in Other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, a decrease of $26,000, net of tax, was recorded in other comprehensive income (loss) for 2025, while there was a $57,000 increase recorded in other comprehensive income (loss) for both the 2024 and 2023 periods, respectively.
Retirement Plan for the Board of Directors of Provident Bank
The Bank maintains a Retirement Plan for the board of directors of the Bank, a non-qualified plan that provides cash payments for up to 10 years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $2,500. The Bank may suspend payments under this plan if it does not meet FDIC or NJDOBI minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan was amended in

December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $10,000, $10,000, and $5,000 to former board members under this plan for each of the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, $753,000 and $776,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. Minimal increases of $782 and $500, net of tax, was recorded in other comprehensive income for 2025 and 2024, respectively, while there was a decrease of $7,000 recorded in 2023, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP was a tax-qualified plan designed to invest primarily in the Company’s common stock that provided employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. As of December 31, 2025, there was no outstanding loan principal, as the Bank made the final repayment on borrowed funds in December 2024 and a final allocation of shares was made to participants in May 2025.
As of December 31, 2025, there were no remaining unallocated ESOP shares held in suspense and no ESOP compensation expense, as final repayment was made in December 2024. For the year ending December 31, 2024, 286,564 shares from the ESOP were released. ESOP compensation expense for the years ended December 31, 2024 and 2023 was $2.6 million and $3.1 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense (benefit) for the years ending December 31, 2025, 2024 and 2023 was $60,000, $37,000 and $262,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2025, 2024 and 2023 was $5,000, $23,000 and $432,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
2024 Equity Plan
Upon stockholders’ approval of the 2024 Equity Plan on April 25, 2024, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2024 Equity Plan. No additional grants of stock awards and stock options will be made under the Amended and Restated Long-Term Incentive Plan. The new plan authorized the issuance of up to 2,100,000 shares of Company common stock to be issued as stock awards. As of December 31, 2025, 2,272,244 shares remain available for grant under the plan. Shares previously awarded under prior equity incentive plans that are subsequently forfeited or expire may also be issued under this new plan.
Restricted Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance-vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $7.9 million, $8.4 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A summary status of the granted but unvested stock award as of December 31, 2025 and changes during the year, is presented below:

	Restricted Stock Awards
	2025	2024	2023
Outstanding at beginning of year	452,311	265,000	244,438
Granted	10,209	371,219	179,398
Exercised	(288,675)	(153,931)	(142,793)
Forfeited	(7,993)	(29,977)	(16,043)
Outstanding at the end of year	165,852	452,311	265,000
As of December 31, 2025, unrecognized compensation cost relating to unvested restricted stock awards totaled $7.9 million. This amount will be recognized over a remaining weighted average period of 1.6 years.
Performance-Based Restricted Stock
Performance-based restricted stock awards generally vest after a three years performance period, with the total share quantity dependent on the Company meeting certain target performance conditions ranging from 0% to 150%. The fair value of performance-based restricted stock awards used to determine compensation expense for the Return on Average Tangible Equity/Total Shareholder Return ("ROATE/TSR") modifier is calculated using the Monte-Carlo simulation model for total stockholder return awards.
A summary status of the performance-based restricted award as of December 31, 2025 and changes during the year, is presented below:

	Performance-Based Restricted Stock
	2025	2024	2023
Outstanding at beginning of year	1,010,527	788,092	778,692
Granted	479,127	530,141	247,655
Exercised	(215,958)	(274,376)	(185,968)
Forfeited	(99,441)	(33,330)	(52,287)
Outstanding at the end of year (1)	1,174,255	1,010,527	788,092
(1) If the performance-based stock was to achieve the max target performance of 150%, the total number of shares would increase by 63,332 for 2025.
Restricted Stock Units ("RSUs")
RSUs earn dividend equivalents (equal to cash dividends paid on the Company's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee on the quarterly dividend date, or forfeited if the applicable performance or service conditions are not met.
Expense attributable to stock units amounted to $2.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. We did not have RSUs on our books in 2023.

A summary status of the granted but unvested stock units as of December 31, 2025 and changes during the year, is presented below:

	Restricted Stock Units
	2025	2024	2023
Outstanding at beginning of year	295,810	—	—
Granted	238,302	302,805	—
Exercised	(69,839)	(3,414)	—
Forfeited	(35,844)	(3,581)	—
Outstanding at the end of year	428,429	295,810	—
As of December 31, 2025, unrecognized compensation cost relating to unvested restricted stock units totaled $4.1 million. This amount will be recognized over a remaining weighted average period of 1.6 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2025, 2024 and 2023, and changes during the year is presented below:

	2025		2024		2023
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	468,163	$19.89	548,925	$19.37	600,806	$19.01
Granted	—	—	—	—	—	—
Exercised	(65,972)	18.34	—	—	(51,881)	15.23
Forfeited	—	—	—	—	—	—
Expired	—	—	(80,762)	16.38	—	—
Outstanding at the end of year	402,191	$20.14	468,163	$19.89	548,925	$19.37

The total fair value of options vesting during 2025, 2024 and 2023 was $66,000, $133,000 and $198,000, respectively.
After March 2025, there are no unvested stock options expensed.
The following table summarizes information about stock options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$18.70-18.70	76,327	1.0	$18.70	76,327	$18.70
$20.62-27.25	325,864	3.8	$23.20	325,864	$23.20

The stock options outstanding and stock options exercisable as of December 31, 2025, both had an aggregate intrinsic value of $80,000.

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $11,000, $77,000 and $144,000 for 2025, 2024 and 2023, respectively.
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
There were no options granted during 2025.
(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$54,892	30,510	31,972
State	37,644	15,851	12,684
Total current income tax expense	92,536	46,361	44,656
Deferred:
Federal	15,075	(1,406)	905
State	9,386	(10,865)	1,820
Total deferred income tax expense	24,461	(12,271)	2,725
Total income tax expense	$116,997	34,090	47,381
The Company recorded a deferred tax expense (benefit) of $37.3 million, ($5.0) million and $11.1 million during 2025, 2024 and 2023, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. The Company recorded a deferred tax (benefit) expense of ($2.5) million, ($2.0) million and ($3.9) million in 2025, 2024 and 2023, respectively, related to the unrealized gains (losses) on cash flow hedge advances, which is reported in accumulated other comprehensive income (losses), net of tax. Also, the Company recorded a deferred tax (benefit) expense of ($1.1) million, $1.1 million and $884,000 in 2025, 2024 and 2023, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows for the year ended December 31, 2025 (in thousands):

	Years ended December 31,
	2025	%
Tax expense at statutory rates	$85,713	21.00%
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit (1)	37,153	9.10
Rate Change	—	—
Tax-exempt interest income, net	(2,760)	(0.68)
Bank-owned life insurance	(2,127)	(0.52)
Renewable energy tax credits, net	(3,380)	(0.83)
Other, net	2,398	0.59
Total income tax expense	$116,997	28.66%
(1) State and local income taxes in New Jersey comprise the majority of the domestic state and local income taxes, net of federal effect category.
Additionally, a reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Tax expense at statutory rates	$31,419	36,932
Increase (decrease) in taxes resulting from:
State tax, net of Federal income tax benefit	11,027	11,313
Rate Change	(7,008)	—
Tax-exempt interest income	(2,861)	(2,514)
Bank-owned life insurance	(2,459)	(1,361)
Other, net	3,972	3,011
Total income tax expense	$34,090	47,381
The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses on loans	$51,650	54,931
Allowance for credit loss on off-balance sheet ("OBS") credit exposure	1,915	1,998
Post-retirement benefit	4,534	5,485
Deferred compensation	3,420	2,926
Purchase accounting adjustments	54,228	105,950
Depreciation	5,661	4,836
SERP	1,146	1,991
Accrued Bonus	5,569	—
Stock-based compensation	3,143	3,694
Non-accrual interest	674	807
State Net Operating Loss ("NOL")	9,018	2,268
Federal NOL	15,855	1,389
Capital Loss Carryforward	600	—
Unrealized losses on available for sale debt securities	28,531	66,646
Net unrealized loss on hedging activities	625	—
Lease liability	17,086	18,489
Other	4,678	4,666
Total gross deferred tax assets	208,333	276,076
Deferred tax liabilities:
Pension expense	10,608	10,161
Contingent consideration	560	436
Deferred loan costs	11,651	17,668
Investment securities, principally due to accretion of discounts	101	71
Intangibles	2,479	2,151
Originated mortgage servicing rights	111	129
Pension liability adjustments	1,191	2,546
Net unrealized gain on hedging activities	—	1,641
Lease right-of-use asset	16,196	17,648
Total gross deferred tax liabilities	42,897	52,451
Net deferred tax asset	$165,436	223,625
The components of income taxes paid (net of refunds) disaggregated by federal and state as of December 31, 2025 are as follows (in thousands):

Years ended December 31,
2025
US federal (1)	$66,997
US state and local:
New Jersey	26,845
New York State	5,221
New York City	3,037
Other	550
Total	$102,650

(1) The US federal amount of income taxes paid during the 2025 includes the net cost of the transferrable tax credits.

Retained earnings as of December 31, 2025 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. As of December 31, 2025, the Company had an unrecognized tax liability of $14.7 million with respect to this reserve.

As a result of Lakeland acquisition, the Company acquired federal net operation loss carryforwards. There were approximately $74.9 million of NOL carryforwards available to offset future taxable income as of December 31, 2025. The federal NOLs are subject to annual Code Section 382 limitation in the amount of approximately $30 million. The balance can be carried forward indefinitely, subject to 80% taxable income limit on utilization. The Company has a state NOL carryforward of $126.3 million as a result of the Lakeland acquisition. These net operating losses are subject to an annual limitation of approximately $29.3 million under IRS section 382. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions as of December 31, 2025 and 2024.

The Company and its subsidiaries is required to file a combined New Jersey state income tax return on apportioned and allocated income. Also, the Company and its subsidiaries file a combined tax income tax return in New York State, New York City. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return.

The Company's Federal and Pennsylvania Mutual Thrift Institutions tax returns are open for examination from 2022. The Company's New York State tax returns are open for examination from 2021. The Company's New Jersey State tax returns are open for examination from 2020. Currently, the company’s income tax return for periods ended 12/31/2020-12/31/2023 are under audit form New Jersey Division of Taxation. The company’s income tax returns for period ended 12/31/2022-12/31/2024 are under examination from New Your State tax authorities. As of December 31, 2025, there were no material adjustments proposed by the relevant authorities.

On July 4, 2025, One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and the limitation on the deductibility of business interest expense. There were no material effects of the Act impacting the consolidated financial statements.
(13) Commitments and Concentrations of Credit Risk
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments) of $3.71 billion and $2.73 billion as of December 31, 2025 and 2024, respectively, and undisbursed home equity and personal credit lines of $644.9 million and $382.1 million, as of December 31, 2025 and 2024, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
As of December 31, 2025, $2.1 million was recorded in total contingent litigation reserves.
(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect as of December 31, 2025, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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
As of December 31, 2025 and 2024, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2025 and 2024, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2025 and 2024, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Tier 1 leverage capital	$2,172,179	9.01%	$964,757	4.00%	$964,757	4.00%	$1,205,947	5.00%
Common equity Tier 1 risk-based capital	2,172,179	10.52	929,277	4.50	1,445,542	7.00	1,342,289	6.50
Tier 1 risk-based capital	2,172,179	10.52	1,239,036	6.00	1,755,301	8.50	1,652,048	8.00
Total risk-based capital	2,801,492	13.57	1,652,048	8.00	2,168,313	10.50	2,065,060	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 leverage capital	$1,984,052	8.50%	$933,491	4.00%	$933,491	4.00%	$1,166,864	5.00%
Common equity Tier 1 risk-based capital	1,984,052	9.98	894,957	4.50	1,392,156	7.00	1,292,716	6.50
Tier 1 risk-based capital	1,984,052	9.98	1,193,276	6.00	1,690,475	8.50	1,591,035	8.00
Total risk-based capital	2,614,625	13.15	1,591,035	8.00	2,088,233	10.50	1,988,794	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Tier 1 leverage capital	$2,504,536	10.38%	$965,017	4.00%	$965,017	4.00%	$1,206,271	5.00%
Common equity Tier 1 risk-based capital	2,504,536	12.15	927,732	4.50	1,443,138	7.00	1,340,057	6.50
Tier 1 risk-based capital	2,504,536	12.15	1,236,975	6.00	1,752,382	8.50	1,649,301	8.00
Total risk-based capital	2,696,167	13.08	1,649,301	8.00	2,164,707	10.50	2,061,626	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 leverage capital	$2,265,907	9.72%	$932,593	4.00%	$932,593	4.00%	$1,165,742	5.00%
Common equity Tier 1 risk-based capital	2,265,907	11.42	892,544	4.50	1,388,402	7.00	1,289,231	6.50
Tier 1 risk-based capital	2,265,907	11.42	1,190,059	6.00	1,685,917	8.50	1,586,745	8.00
Total risk-based capital	2,458,799	12.40	1,586,745	8.00	2,082,603	10.50	1,983,432	10.00

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
For the years ended December 31, 2025, 2024 and 2023, the Company recorded a $545,000 provision release, a $4.0 million provision and a $264,000 provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $6.8 million and $7.4 million as of December 31, 2025 and 2024, respectively, and are included in Other liabilities on the Consolidated Statements of Financial Condition.
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2025 and December 31, 2024.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2025 and 2024.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2025 and 2024.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2025 and 2024, by level within the fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	—	—
Government-agency obligations	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	—	41,761	—
State and municipal obligations	112,999	—	112,999	—
Corporate obligations	97,366	—	97,366	—
Total available for sale debt securities	$3,164,756	266,744	2,898,012	—
Equity Securities	19,875	19,875	—	—
Derivative assets	105,734	—	105,734	—
	$3,290,365	286,619	3,003,746	—

Derivative liabilities	$108,102	—	108,102	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$54,506	—	—	54,506
Foreclosed assets	2,015	—	—	2,015
	$56,521	—	—	56,521

		Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$330,598	330,598	—	—
Government-agency obligations	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	—	47,563	—
State and municipal obligations	116,917	—	116,917	—
Corporate obligations	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	330,598	2,438,317	—
Equity Securities	19,110	19,110	—	—
Derivative assets	188,940	—	188,940	—
	$2,976,965	349,708	2,627,257	—

Derivative liabilities	$172,601	—	172,601	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,023	—	—	11,023
Foreclosed assets	9,473	—	—	9,473
	$20,496	—	—	20,496
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 and 2024.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of December 31, 2025 and December 31, 2024, $2.4 million and $70,000 respectively, were included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2025 and December 31, 2024. Fair values are presented by level within the fair value hierarchy:

		Fair Value Measurements as of December 31, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$211,484	211,484	211,484	—	—
Available for sale debt securities:
U.S. Treasury obligations	266,744	266,744	266,744	—	—
Government-agency obligations	33,539	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	41,761	—	41,761	—
State and municipal obligations	112,999	112,999	—	112,999	—
Corporate obligations	97,366	97,366	—	97,366	—
Total available for sale debt securities	$3,164,756	3,164,756	266,744	2,898,012	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	$3,400	3,378	—	3,378	—
State and municipal obligations	276,585	269,711	—	269,711	—
Corporate obligations	2,142	2,129	—	2,129	—
Total held to maturity debt securities, net of allowance for credit losses	$282,127	275,218	—	275,218	—
FHLBNY and other stock	115,687	115,687	115,687	—	—
Equity Securities	19,875	19,875	19,875	—	—
Loans, net of allowance for credit losses	19,334,004	19,421,891	—	—	19,421,891
Derivative assets	105,734	105,734	—	105,734	—

Financial liabilities:
Deposits other than certificates of deposits	$15,991,407	15,991,407	15,991,407	—	—
Certificates of deposit	3,287,276	3,288,485	—	3,288,485	—
Total deposits	$19,278,683	19,279,892	15,991,407	3,288,485	—
Borrowings	2,111,955	2,116,467	—	2,116,467	—
Subordinated Debentures	406,582	433,450	—	433,450	—
Derivative liabilities	108,102	108,102	—	108,102	—

		Fair Value Measurements as of December 31, 2024 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$205,939	205,939	205,939	—	—
Available for sale debt securities:
U.S. Treasury obligations	330,598	330,598	330,598	—	—
Government-agency obligations	107,235	107,235	—	107,235	—
Mortgage-backed securities	2,062,159	2,062,159	—	2,062,159	—
Asset-backed securities	47,563	47,563	—	47,563	—
State and municipal obligations	116,917	116,917	—	116,917	—
Corporate obligations	104,443	104,443	—	104,443	—
Total available for sale debt securities	$2,768,915	2,768,915	330,598	2,438,317	—
Held to maturity debt securities:
Government-agency obligations	9,999	9,707	—	9,707	—
State and municipal obligations	311,106	297,674	—	297,674	—
Corporate obligations	6,518	6,352	—	6,352	—
Total held to maturity debt securities, net of allowance for credit losses	$327,623	313,733	—	313,733	—
FHLBNY stock	112,767	112,767	112,767	—	—
Equity Securities	19,110	19,110	19,110	—	—
Loans, net of allowance for credit losses	18,628,391	18,442,167	—	—	18,442,167
Derivative assets	188,940	188,940	—	188,940	—

Financial liabilities:
Deposits other than certificates of deposits	$15,455,658	15,455,658	15,455,658	—	—
Certificates of deposit	3,168,155	3,168,216	—	3,168,216	—
Total deposits	$18,623,813	18,623,874	15,455,658	3,168,216	—
Borrowings	2,020,435	2,017,013	—	2,017,013	—
Subordinated Debentures	401,608	423,675	—	423,675	—
Derivative liabilities	172,601	172,601	—	172,601	—

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net income	$291,160	115,525	128,398
Basic weighted average common shares outstanding	130,462,418	109,668,911	74,844,489
Plus:
Dilutive shares	44,652	43,821	28,767
Diluted weighted average common shares outstanding	130,507,070	109,712,732	74,873,256
Earnings per share:
Basic	$2.23	1.05	1.72
Diluted	$2.23	1.05	1.71
Anti-dilutive stock options and awards totaling 982,721 shares, 1,447,878 shares and 1,222,890 shares as of December 31, 2025, 2024 and 2023, respectively, were excluded from the earnings per share calculations.

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$3,463	47,677
Available for sale debt securities, at fair value	1,293	1,241
Investment in subsidiary	3,165,570	2,883,062
Due from subsidiary—SAP	50,916	61,836
Other assets	22,724	13,382
Total assets	$3,243,966	3,007,198
Liabilities and Stockholders’ Equity
Other liabilities	4,172	4,383
Subordinated Debentures	406,582	401,608
Total stockholders’ equity	2,833,212	2,601,207
Total liabilities and stockholders’ equity	$3,243,966	3,007,198

Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2025	2024	2023
Dividends from subsidiary	$102,100	105,406	61,213
Interest income	120	324	529
Investment gain	167	157	169
Total income	102,387	105,887	61,911
Interest expense on subordinated debentures	33,452	22,478	1,051
Non-interest expense	1,931	2,156	2,200
Total expense	35,383	24,634	3,251
Income before income tax expense	67,004	81,253	58,660
Income tax (benefit) expense	(11,287)	—	247
Income before undistributed net income of subsidiary	78,291	81,253	58,413
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	212,869	34,272	69,985
Net income	$291,160	115,525	128,398

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$291,160	115,525	128,398
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(212,869)	(34,272)	(69,985)
ESOP allocation	—	2,601	3,086
SAP allocation	10,437	9,517	7,569
Stock option allocation	17	77	144
(Increase) decrease in due from subsidiary—SAP	10,920	(33,159)	5,762
Increase (decrease) in other assets	(14,887)	30,364	(11,317)
Decrease (increase) in other liabilities	(211)	4,216	(45)
Net cash provided by (used in) operating activities	84,567	94,869	63,612
Cash flows from investing activities:
Cash received, net of cash consideration paid for acquisition	—	—	—
Net decrease in ESOP loan	—	6,411	6,817
Net cash provided by investing activities	—	6,411	6,817
Cash flows from financing activities:
Purchases of treasury stock	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(2,874)	(1,323)	(1,678)
Cash dividends paid	(125,907)	(100,956)	(72,447)
Reclassification of stock award shares	—	40,728	—
Shares issued dividend reinvestment plan	—	—	—
Stock options exercised	—	—	790
Net cash used in financing activities	(128,781)	(61,551)	(73,335)
Net increase (decrease) in cash and cash equivalents	(44,214)	39,729	(2,906)
Cash and cash equivalents at beginning of period	47,677	7,948	10,854
Cash and cash equivalents at end of period	$3,463	47,677	7,948

(20) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025			2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income ( Loss):
Unrealized losses on available for sale debt securities:
Net gains (losses) arising during the period	$104,795	(37,349)	67,446	11,216	(3,375)	7,841	43,250	(11,125)	32,125
Reclassification adjustment for gains and losses included in net income	(87)	24	(63)	2,986	(899)	2,087	—	—	—
Total	104,708	(37,325)	67,383	14,202	(4,274)	9,928	43,250	(11,125)	32,125
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Net gains (losses) arising during the period	167	(47)	120	4,547	(1,368)	3,179	3,288	(900)	2,388
Reclassification adjustment for gains and losses included in net income	(6,993)	1,955	(5,038)	(13,670)	4,113	(9,557)	(17,713)	4,765	(12,948)
Total	(6,826)	1,908	(4,918)	(9,123)	2,745	(6,378)	(14,425)	3,865	(10,560)
Amortization related to post-retirement obligations	(4,571)	1,278	(3,293)	3,162	(952)	2,210	3,249	(884)	2,365
Total other comprehensive income (loss)	$93,311	(34,139)	59,172	8,241	(2,481)	5,760	32,074	(8,144)	23,930
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2025 and 2024 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2025				2024
	Unrealized Gains on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at the beginning of the period	$(144,561)	6,147	3,059	(135,355)	(154,489)	3,937	9,437	(141,115)
Current period change in other comprehensive (loss) income	67,383	(3,293)	(4,918)	59,172	9,928	2,210	(6,378)	5,760
Balance at the end of the period	$(77,178)	2,854	(1,859)	(76,183)	(144,561)	6,147	3,059	(135,355)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2025	2024	2023
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$87	(2,986)	—	Net gain on securities transactions
	(24)	899	—	Income tax expense
	63	(2,087)	—	Net of tax

Cash flow hedges:
Unrealized gains (losses) on derivatives designated as cash flow hedges	6,993	(13,670)	(17,713)	Interest expense
	(1,955)	4,113	4,765	Income tax expense
	5,038	(9,557)	(12,948)	Net of tax

Post-retirement obligations:
Amortization of actuarial (gains) losses	(4,571)	(2,061)	(1,421)	Compensation and employee benefits (1)
	1,278	620	384	Income tax expense
	(3,293)	(1,441)	(1,037)	Net of tax
Total reclassifications	$1,808	(13,085)	(13,985)	Net of tax

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2025 and 2024, the Company had 438 and 482 interest rate swaps with an aggregate notional amount of $4.00 billion and $4.54 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company was not required to post collateral against the potential risk of default by the borrower under these agreements. As of December 31, 2025 and 2024, the Company had 10 and 9 credit derivatives with aggregate notional amounts of $98.6 million and $79.2 million, respectively, in interest rate swaps as part of these loan participation arrangements. As of December 31, 2025 and December 31, 2024, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2025, 2024 and 2023, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase to interest expense. As of December 31, 2025, the Company had 7 outstanding interest rate derivatives with an aggregate notional amount of $575.0 million that was designated as a cash flow hedge of interest rate risk.
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

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of December 31, 2025 and December 31, 2024 (in thousands).

	Fair Values of Derivative Instruments as of December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,000,609	Other assets	$105,251	$2,000,609	Other liabilities	$105,453
Credit contracts	33,385	Other assets	9	65,167	Other liabilities	—
Total derivatives not designated as a hedging instrument			105,260			105,453

Derivatives designated as a hedging instrument:
Interest rate products	—	Other assets	—	575	Other liabilities	2,670
Total gross derivative amounts recognized on the balance sheet			105,260			108,123

Netting Adjustments			—			1,678
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,260			$106,445

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$7,814			$7,814
Cash collateral - institutional counterparties			89,000			—
Net derivatives not offset			$8,446			$98,631

	Fair Values of Derivative Instruments as of December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,272,162	Other assets	$174,196	$2,272,162	Other liabilities	$174,344
Credit contracts	11,662	Other assets	—	67,560	Other liabilities	—
Total derivatives not designated as a hedging instrument			174,196			174,344

Derivatives designated as a hedging instrument:
Interest rate products	225,000	Other assets	5,136	75,000	Other liabilities	204
Total gross derivative amounts recognized on the balance sheet			179,332			174,548

Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$179,332			$174,548

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$2,255			2,255
Cash collateral - institutional counterparties			174,904			—
Net derivatives not offset			$2,173			$172,293
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended December 31, 2025 and December 31, 2024.
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 (in thousands).

		Gain recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2025	2024	2023
Derivatives not designated as hedging instruments:
Interest rate products	Other (loss) income	$(54)	435	133
Credit contracts	Other (loss) income	(124)	30	(7)
Total derivatives not designated as hedging instruments		$(178)	465	126

Derivatives designated as hedging instruments:		(Gain) Loss recognized in Expense on derivatives

Interest rate products	Interest expense	$(6,993)	(13,670)	(17,713)
Total derivatives designated as a hedging instruments		$(6,993)	(13,670)	(17,713)
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
As of December 31, 2025, the Company had six dealer counterparties, of which the Company was in a net asset position with respect to five of its counterparties.
(22) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2025, 2024 and 2023 the out-of-scope revenue related to financial instruments were 92%, 92% and 89% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(in-thousands)	2025	2024	2023
Non-interest income
In-scope of Topic 606:
Wealth management fees	$29,252	30,533	27,669
Insurance agency income	18,299	16,201	13,934
Banking service charges and other fees:
Service charges on deposit accounts	20,552	16,903	12,959
Debit card and ATM fees	5,006	4,651	2,963
Total banking service charges and other fees	25,558	21,554	15,922
Total in-scope non-interest income	73,109	68,288	57,525
Total out-of-scope non-interest income	36,727	25,825	22,304
Total non-interest income	$109,836	94,113	79,829
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management for the month and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer on a monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement were available to existing customers. The Company’s performance obligation for these transaction-based services is generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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

(23) Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities as of December 31, 2025 and December 31, 2024 (in thousands):

	Classification	December 31, 2025	December 31, 2024
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$57,941	$62,258
Lease Liabilities:
Operating lease liabilities	Other liabilities	$61,125	$65,226
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
As of December 31, 2025, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 6.8 years and 3.34%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Lease Costs
Operating lease cost	$14,195	13,088
Variable lease cost	4,091	3,057
Total Lease Cost	$18,286	16,145

Cash paid for amounts included in the measurement of lease liabilities (in thousands):	Year ended December 31, 2025	Year ended December 31, 2024
Operating cash flows from operating leases	$13,508	12,818

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 were as follows (in thousands):

Operating Leases
Years ended:
2026	$12,714
2027	11,566
2028	10,055
2029	8,763
2030	7,796
Thereafter	17,773
Total future minimum lease payments	68,667
Amounts representing interest	7,542
Present value of net future minimum lease payments	$61,125
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
The following table represents segment information for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
Interest income on loans	$1,133,421	944,296	556,235
Interest income on cash and debt securities	139,353	101,842	59,585
Total interest income	1,272,774	1,046,138	615,820
Total interest expense	512,209	445,524	216,366
Net interest income	760,565	600,614	399,454

Provision for credit losses	3,581	87,564	28,168
Net interest income after provision	756,984	513,050	371,286

Non interest income:
Wealth management income	29,252	30,533	27,669
Insurance Agency Income	18,299	16,201	13,934
Other non-interest income (1)	62,285	47,379	38,226
Total non-interest income	109,836	94,113	79,829

Non interest expense:
Compensation and employee benefits	253,133	218,341	148,497
Net occupancy expense	52,789	45,014	32,271
Data processing expense	37,415	35,579	22,993
Other non interest expense (2)	115,326	158,614	71,575
Total non-interest expense	458,663	457,548	275,336

Income tax expense	116,997	34,090	47,381

Net income	$291,160	115,525	128,398
(1) Other non-interest income items includes fees and commissions, BOLI and other miscellaneous income.
(2) Other non-interest expense items includes merger-related expenses, amortization of intangibles & other misc. expenses.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Anthony J. Labozzetta, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This report appears on page 72 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
(a) During the year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 9C.    Disclosure Regarding Jurisdictions that Prevent Inspections
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 21, 2026.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 21, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 21, 2026.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2025 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	402,191	$20.14	2,272,244
Total	402,191	20.14	2,272,244
________________________
1.Consists of outstanding stock options to purchase 402,191 shares of common stock granted under the Company’s stock-based compensation plans.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 21, 2026.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 21, 2026.

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

10.17
Provident Financial Services, Inc. Amended and Restated the Long-Term Equity Incentive Plan. (Filed as an appendix to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 15, 2019/File No. 001-31566.)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	February 27, 2026	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Labozzetta	By:	/s/ Thomas M. Lyons
	Anthony J. Labozzetta, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 27, 2026	Date:	February 27, 2026

/s/ Adriano M. Duarte
By:	Adriano M. Duarte Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 27, 2026

By:	/s/ Christopher Martin	By:	/s/ Thomas J. Shara
	Christopher Martin Executive Chairman		Thomas J. Shara Executive Vice Chairman

Date:	February 27, 2026	Date:	February 27, 2026

By:	/s/ James P. Dunigan	By:	/s/ Brian M. Flynn
	James P. Dunigan, Director		Brian M. Flynn, Director

Date:	February 27, 2026	Date:	February 27, 2026

By:	/s/ Ursuline F. Foley	By:	/s/ Brian A. Gragnolati
	Ursuline F. Foley, Director		Brian A. Gragnolati Director

Date:	February 27, 2026	Date:	February 27, 2026

By:	/s/ James E. Hanson II	By:	/s/ Matthew K. Harding
	James E. Hanson II, Director		Matthew K. Harding, Director

Date:	February 27, 2026	Date:	February 27, 2026

By:	/s/ Edward J. Leppert	By:	/s/ Nadine Leslie
	Edward J. Leppert, Director		Nadine Leslie, Director

Date:	February 27, 2026	Date:	February 27, 2026

By:	/s/ Robert E. McCracken	By:	/s/ John Pugliese
	Robert E. McCracken, Director		John Pugliese, Director

Date:	February 27, 2026		February 27, 2026