Form 10-Q
period 2026-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2026-05-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2026 there were 137,565,966 shares issued and 130,313,687 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2026 (Unaudited) and December 31, 2025
(Dollars in Thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$222,083	$211,484
Available for sale debt securities, at fair value	3,240,067	3,164,756
Held to maturity debt securities, (net of $15,000 allowance as of March 31, 2026 and $16,000 allowance as of December 31, 2025)	267,653	282,127
Equity securities, at fair value	19,893	19,875
Federal Home Loan Bank and other stock	132,510	115,687
Loans held for sale	7,516	14,710
Loans held for investment	19,647,702	19,504,061
Less allowance for credit losses	176,997	184,767
Net loans	19,478,221	19,334,004
Foreclosed assets, net	2,015	2,015
Banking premises and equipment, net	110,356	113,328
Accrued interest receivable	97,726	95,798
Intangible assets	773,585	782,152
Bank-owned life insurance	413,337	414,371
Other assets	444,244	445,113
Total assets	$25,201,690	$24,980,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$14,286,558	$14,402,148
Savings deposits	1,624,122	1,589,259
Certificates of deposit of $250,000 or more	942,746	929,989
Other time deposits	2,246,876	2,357,287
Total deposits	19,100,302	19,278,683
Mortgage escrow deposits	48,310	40,253
Borrowed funds	2,482,979	2,111,955
Subordinated debentures	407,824	406,582
Other liabilities	299,406	310,025
Total liabilities	22,338,821	22,147,498
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,311,796 shares outstanding as of March 31, 2026 and 130,619,949 outstanding as of December 31, 2025	1,376	1,376
Additional paid-in capital	1,847,737	1,844,949
Retained earnings	1,202,413	1,154,364
Accumulated other comprehensive loss	(86,423)	(76,183)
Treasury stock	(102,234)	(91,294)
Total stockholders’ equity	2,862,869	2,833,212
Total liabilities and stockholders’ equity	$25,201,690	$24,980,710
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2026 and 2025 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2026	2025
Interest and dividend income:
Real estate secured loans	$191,503	$187,054
Commercial loans	77,901	75,819
Consumer loans	9,900	10,158
Available for sale debt securities and Federal Home Loan Bank stock	33,282	29,644
Held to maturity debt securities	1,794	1,996
Deposits, Federal funds sold and other short-term investments	686	675
Total interest and dividend income	315,066	305,346
Interest expense:
Deposits	91,936	97,420
Borrowed funds	21,011	17,778
Subordinated debt	8,376	8,420
Total interest expense	121,323	123,618
Net interest income	193,743	181,728
Provision for credit losses	(2,116)	638
Net interest income after provision for credit losses	195,859	181,090
Non-interest income:
Fees	10,464	9,655
Wealth management income	7,402	7,328
Insurance agency income	6,850	5,651
Bank-owned life insurance	4,034	2,092
Net gain on securities transactions	—	87
Other income	2,703	2,217
Total non-interest income	31,453	27,030
Non-interest expense:
Compensation and employee benefits	66,196	62,366
Net occupancy expense	14,985	13,927
Data processing expense	9,646	9,605
FDIC insurance	2,841	3,385
Amortization of intangibles	8,563	9,501
Advertising and promotion expense	938	1,060
Other operating expenses	13,972	16,423
Total non-interest expense	117,141	116,267
Income before income tax expense	110,171	91,853
Income tax expense	30,754	27,825
Net income	$79,417	$64,028
Basic earnings per share	$0.61	$0.49
Weighted average basic shares outstanding	130,511,676	130,325,393
Diluted earnings per share	$0.61	$0.49
Weighted average diluted shares outstanding	130,588,635	130,380,475

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2026	2025
Net income	$79,417	$64,028
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	(12,689)	26,786
Reclassification adjustment for gains included in net income	—	(62)
Total	(12,689)	26,724
Unrealized gains and losses on derivatives:
Net unrealized gains arising during the period	2,533	106
Reclassification adjustment for gains included in net income	(67)	(1,391)
Total	2,466	(1,285)
Amortization related to post-retirement obligations	(17)	(330)
Total other comprehensive income (loss)	(10,240)	25,109
Total comprehensive income	$69,177	$89,137

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2026 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2026	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2025	1,376	1,844,949	1,154,364	(76,183)	(91,294)	2,833,212
Net income	—	—	79,417	—	—	79,417
Other comprehensive loss, net of tax	—	—	—	(10,240)	—	(10,240)
Cash dividends paid	—		(31,368)	—		(31,368)
Purchases of treasury stock	—	—	—	—	(10,255)	(10,255)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,138)	(2,138)
Stock option exercises	—	57	—	—	1,453	1,510
Allocation of SAP shares	—	2,731	—	—	—	2,731
Allocation of Stock options	—	—	—	—	—	—
Balance as of March 31, 2026	$1,376	$1,847,737	$1,202,413	$(86,423)	$(102,234)	$2,862,869

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2025 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	64,028	—	—	64,028
Other comprehensive income net of tax	—	—	—	25,109	—	25,109
Cash dividends paid	—	—	(31,873)	—		(31,873)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,847)	(1,847)
Allocation of SAP shares	—	2,153	—	—	—	2,153
Allocation of Stock options	—	17	—	—	—	17
Balance as of March 31, 2025	$1,376	$1,836,665	$1,021,266	$(110,246)	$(90,267)	$2,658,794

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$79,417	$64,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,826	13,165
Provision for credit losses on loans and securities	(4,651)	328
Provision charge for credit losses on off-balance sheet credit exposures	2,535	310
Deferred tax expense	4,674	3,600
Amortization of operating lease right-of-use assets	3,671	3,544
Income on Bank-owned life insurance	(4,034)	(2,092)
Net amortization of premiums and discounts on securities	3,729	4,272
Accretion of net deferred loan fees	(2,019)	(1,522)
Amortization of premiums on purchased loans, net	78	62
Originations of loans held for sale	(14,067)	(15,683)
Proceeds from sales of loans originated for sale	18,405	10,640
Allocation of stock award expense	2,737	2,153
Allocation of stock option expense	—	17
Net gain on sale of loans	(967)	(368)
Net (gain) loss on securities transactions	—	(87)
Net gain on sale of premises and equipment	(1,182)	(624)
Increase in accrued interest receivable	(1,928)	(616)
(Increase) decrease in other assets	(2,953)	43,106
Decrease in other liabilities	(10,619)	(35,718)
Net cash provided by operating activities	84,652	88,515
Cash flows from investing activities:
Net (increase) in loans	(139,811)	(112,317)
Purchases of loans	—	(321)
Proceeds from maturities, calls and paydowns of held to maturity debt securities	15,180	14,113
Purchases of investment securities held to maturity	(842)	(700)
Proceeds from sales of available for sale debt securities	—	1,670
Proceeds from maturities, calls and paydowns of available for sale debt securities	101,343	150,843
Purchases of available for sale debt securities	(190,450)	(217,721)
Proceeds from redemption of Federal Home Loan Bank stock	101,676	76,930
Purchases of Federal Home Loan Bank stock	(118,499)	(91,086)
BOLI claim benefits received	—	906
Proceeds from sales of premises and equipment	2,709	2,348
Purchases of premises and equipment	(3,694)	(1,142)
Net cash (used in) investing activities	(232,388)	(176,477)
Cash flows from financing activities:
Net decrease in deposits	(178,381)	(174,950)
Increase in mortgage escrow deposits	8,057	9,014
Cash dividends paid to stockholders	(31,368)	(31,874)
Purchase of treasury stock	(10,255)	—
Purchase of employee restricted shares to fund statutory tax withholding	(2,138)	(1,847)

	Three months ended March 31,
	2026	2025
Stock options exercised	1,396	—
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(2,790)	(254,600)
Net increase in short-term borrowings	323,814	570,356
Net cash provided by financing activities	158,335	116,099
Net increase in cash and cash equivalents	10,599	28,137
Cash and cash equivalents at beginning of period	209,057	205,869
Restricted cash at beginning of period	2,427	70
Total cash, cash equivalents and restricted cash at beginning of period	211,484	205,939
Cash and cash equivalents at end of period	222,083	234,076
Restricted cash at end of period	—	—
Total cash, cash equivalents and restricted cash at end of period	$222,083	$234,076

Cash paid during the period for:
Interest on deposits and borrowings	$106,824	$125,711
Income taxes	$2,508	$1,029
Transfer of loans receivable to foreclosed assets	$—	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for all of 2026.
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
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2025 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2026			2025
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$79,417			$64,028
Basic earnings per share:
Income available to common stockholders	$79,417	130,511,676	$0.61	$64,028	130,325,393	$0.49
Dilutive shares		76,959			55,082
Diluted earnings per share:
Income available to common stockholders	$79,417	130,588,635	$0.61	$64,028	130,380,475	$0.49
Anti-dilutive stock options and awards as of March 31, 2026 and 2025, totaling 671,193 shares and 1.4 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The recapture of the provision for credit losses on loans for the three months ended March 31, 2026, was primarily attributable to a reduction in specific reserves on individually evaluated loans. See Notes 3 and 9 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2025. As of March 31, 2026, the Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Investment Securities
As of March 31, 2026, the Company had $3.24 billion and $267.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$274,883	106	(7,629)	267,360
Government-agency obligations	29,942	709	(7)	30,644
Mortgage-backed securities	2,798,914	12,922	(121,783)	2,690,053
Asset-backed securities	40,193	433	(302)	40,324
State and municipal obligations	119,072	802	(8,182)	111,692
Corporate obligations	96,749	5,113	(1,868)	99,994
	$3,359,753	20,085	(139,771)	3,240,067

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$274,500	190	(7,946)	266,744
Government-agency obligations	32,693	877	(31)	33,539
Mortgage-backed securities	2,705,346	23,454	(116,453)	2,612,347
Asset-backed securities	41,619	409	(267)	41,761
State and municipal obligations	119,173	1,249	(7,423)	112,999
Corporate obligations	93,498	5,429	(1,561)	97,366
	$3,266,829	31,608	(133,681)	3,164,756
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $11.4 million and $10.9 million as of March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The amortized cost and fair value of available for sale debt securities as of March 31, 2026, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2026
	Amortized cost	Fair value
Due in one year or less	$140,509	139,735
Due after one year through five years	166,889	160,626
Due after five years through ten years	116,601	117,600
Due after ten years	66,705	61,085
Securities without a contractual maturity (1)	2,869,049	2,761,021
	$3,359,753	3,240,067
(1) Residential mortgage-backed securities, other asset-backed securities and government-agency obligations are not included in the maturity categories as actual maturities may differ from contractual maturities because the underlying loans may be called or prepaid without penalties.
For the three months ended March 31, 2026, no securities were sold or called from the available for sale debt securities portfolio. For March 31, 2025, proceeds from sales on securities in the available for sale debt portfolio totaled $1.7 million with gross gains of $87,000 and no losses recognized, while calls from securities from the available for sale debt portfolio totaled $9.6 million with no gross gains and no losses recognized.
The following table shows gross unrealized losses and estimated fair value of available for sale debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	246,199	(7,629)	246,199	(7,629)
Government-agency obligations	—	—	2,154	(7)	2,154	(7)
Mortgage-backed securities	641,639	(4,860)	980,474	(116,923)	1,622,113	(121,783)
Asset-backed securities	12,539	(98)	8,800	(204)	21,339	(302)
State and municipal obligations	19,101	(442)	63,936	(7,740)	83,037	(8,182)
Corporate obligations	11,768	(232)	18,635	(1,636)	30,403	(1,868)
Total	$685,047	(5,632)	1,320,198	(134,139)	2,005,245	(139,771)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	245,675	(7,946)	245,675	(7,946)
Government-agency obligations	8,541	(31)	—	—	8,541	(31)
Mortgage-backed securities	133,316	(4,119)	984,261	(112,334)	1,117,577	(116,453)
Asset-backed securities	20,493	(129)	1,605	(138)	22,098	(267)
State and municipal obligations	21,613	(665)	53,173	(6,758)	74,786	(7,423)
Corporate obligations	8,994	(6)	18,742	(1,555)	27,736	(1,561)
Total	$192,957	(4,949)	1,303,456	(128,732)	1,496,412	(133,681)
The number of available for sale debt securities in an unrealized loss position as of March 31, 2026 totaled 471, compared with 406 as of December 31, 2025. The increase in the number of securities in an unrealized loss position as of March 31, 2026 was due to higher current market interest rates compared to rates as of December 31, 2025. All securities in an unrealized loss position were investment grade as of March 31, 2026.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities excluding allowances for credit losses of $15,000 and $16,000, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$1,000	—	(11)	989
State and municipal obligations	265,726	72	(7,847)	257,951
Corporate obligations	942	—	(7)	935
	$267,668	72	(7,865)	259,875

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$3,400	—	(22)	3,378
State and municipal obligations	276,600	156	(7,045)	269,711
Corporate obligations	2,143	—	(14)	2,129
	$282,143	156	(7,081)	275,218
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.5 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $2.8 million, with no gross gains and no gross losses. For the three months ended March 31, 2025, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $5.0 million with no gross gains and no gross losses.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of March 31, 2026 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.
The amortized cost and fair value of held to maturity debt securities as of March 31, 2026 by contractual maturity, excluding allowances for credit losses of $15,000 as of March 31, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2026
	Amortized cost	Fair value
Due in one year or less	$45,294	45,227
Due after one year through five years	147,661	146,533
Due after five years through ten years	71,626	65,663
Due after ten years	3,087	2,452
	$267,668	259,875

The number of held to maturity debt securities in an unrealized loss position as of March 31, 2026 totaled 216, compared with 221 as of December 31, 2025. The decrease in the number of securities in an unrealized loss position as of March 31, 2026, was due to lower current market interest rates compared to rates as of December 31, 2025.

Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of March 31, 2026, that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$1,000	—	—	—	—	1,000
State and municipal obligations	43,957	191,635	17,995	—	12,139	265,726
Corporate obligations	—	572	370	—	—	942
	$44,957	192,207	18,365	—	12,139	267,668

	December 31, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$3,400	—	—	—	—	3,400
State and municipal obligations	44,930	199,977	20,896	—	10,797	276,600
Corporate obligations	—	573	1,570	—	—	2,143
	$48,330	200,550	22,466	—	10,797	282,143

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of March 31, 2026, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 72% rated AA, 7% rated A, and 4% either below an A rating or not rated by Moody’s or Standard and Poor’s.

The following table shows gross unrealized losses and estimated fair value of held to maturity debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	989	(11)	989	(11)
State and municipal obligations	42,144	(177)	87,830	(7,670)	129,974	(7,847)
Corporate obligations	—	—	934	(7)	934	(7)
Total	$42,144	(177)	89,753	(7,688)	131,897	(7,865)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	3,388	(22)	3,388	(22)
State and municipal obligations	3,353	(1)	127,012	(7,044)	130,365	(7,045)
Corporate obligations	—	—	2,129	(14)	2,129	(14)
Total	$3,353	(1)	132,529	(7,080)	135,882	(7,081)
Note 3. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,423,652	7,398,792
Multi-family	3,724,236	3,667,337
Construction	640,929	662,112
Residential	1,960,861	1,974,324
Total mortgage loans	13,749,678	13,702,565
Commercial loans	5,301,113	5,200,517
Consumer loans	608,016	612,431
Total gross loans	19,658,807	19,515,513
Premiums on purchased loans	1,700	1,524
Net deferred fees	(12,805)	(12,976)
Total loans held for investment	$19,647,702	19,504,061
Accrued interest on loans totaled $83.8 million and $82.2 million as of March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the Consolidated Statements of Financial Condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	March 31, 2026
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$2,665	—	21,977	—	24,642	7,399,010	7,423,652	21,977
Multi-family	694	—	275	—	969	3,723,267	3,724,236	275
Construction	6,639	—	3,278	—	9,917	631,012	640,929	3,278
Residential	5,123	6,893	8,669	—	20,685	1,940,176	1,960,861	8,669
Total mortgage loans	15,121	6,893	34,199	—	56,213	13,693,465	13,749,678	34,199
Commercial loans	10,359	2,520	107,398	—	120,277	5,180,836	5,301,113	105,222
Consumer loans	3,588	634	1,327	—	5,549	602,467	608,016	1,327
Total gross loans	$29,068	10,047	142,924	—	182,039	19,476,768	19,658,807	140,748

	December 31, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$15,652	—	26,856	—	42,508	7,356,284	7,398,792	22,506
Multi-family	—	932	2,268	—	3,200	3,664,137	3,667,337	2,268
Construction	—	—	5,159	—	5,159	656,953	662,112	5,159
Residential	8,344	4,177	9,062	—	21,583	1,952,741	1,974,324	9,062
Total mortgage loans	23,996	5,109	43,345	—	72,450	13,630,115	13,702,565	38,995
Commercial loans	1,303	633	33,219	—	35,155	5,165,362	5,200,517	26,655
Consumer loans	2,209	781	1,856	—	4,846	607,585	612,431	1,856
Total gross loans	$27,508	6,523	78,420	—	112,451	19,403,062	19,515,513	67,506
The increase in non-performing loans as of March 31, 2026, compared to the trailing quarter, was primarily driven by the addition of four commercial loans on senior housing properties totaling $82.1 million that are the subject of related bankruptcy filings, partially offset by payoffs. These loans have no prior charge-off history and required no specific reserve allocations in the first quarter of 2026 due to strong collateral values. Appraisals received in 2026 reflect loan-to-value ratios for the collateral properties of 32.9%, 51.7%, 61.3%, and 81.9%.
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $142.9 million and $78.4 million as of March 31, 2026 and December 31, 2025, respectively. Included in non-accrual loans were $111.4 million and $49.5 million of loans which were less than 90 days past due as of March 31, 2026 and December 31, 2025, respectively. There were no loans 90 days or greater past due and still accruing interest as of March 31, 2026 and December 31, 2025.
The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2026
Balance at beginning of period	$128,601	51,127	5,039	184,767
Provision (benefit) charge to operations	(1,252)	(3,472)	74	(4,650)
Recoveries of loans previously charged-off	20	237	249	506
Loans charged-off	(435)	(2,854)	(337)	(3,626)
Balance at end of period	$126,934	45,038	5,025	176,997

2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision (benefit) charge to operations	(3,820)	4,175	(30)	325
Recoveries of loans previously charged-off	806	279	191	1,276
Loans charged-off	(890)	(2,195)	(178)	(3,263)
Balance at end of period	$140,683	45,901	5,186	191,770
For the three months ended March 31, 2026, the Company recorded a $4.7 million recapture of provisions for credit losses on loans, compared to a $325,000 provision on loans for the same period in 2025. The recapture of the provision for credit losses on loans was primarily due to a reduction in specific reserves on individually evaluated loans. For the three months ended March 31, 2026, net charge-offs totaled $3.1 million.
The following table summarizes the Company's gross charge-offs recorded during the three months ended March 31, 2026 by year of origination (in thousands):

	2026	2025	2024	2023	2022	Prior to 2022	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	234	234
Multi-family	—	201	—	—	—	—	201
Total mortgage loans	—	201	—	—	—	234	435
Commercial loans	—	1,323	—	167	1,336	28	2,854
Consumer loans (1)	10	—	—	—	12	108	130
Total gross loans	$10	1,524	—	167	1,348	370	3,419
(1) During the three months ended March 31, 2026, charge-offs on consumer overdraft accounts totaled $207,000, which are not included in the table above.

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
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of March 31, 2026, there were 27 loans totaling $128.4 million, compared to 28 loans totaling $63.3 million as of December 31, 2025, that were individually evaluated for impairment.
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
For loans deemed collateral-dependent as defined above, the fair value is based on the underlying collateral. As of March 31, 2026 and December 31, 2025, the Company had collateral-dependent loans with fair values of $124.0 million and $54.5 million secured by commercial real estate, respectively.
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
The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification types
Commercial	Term extension, interest rate modifications, payment delay, or combination thereof. These modifications extend the term of the loan, lower the payment amount, or otherwise delay payments during a defined period for the purpose of providing borrowers additional time to return to compliance with the original loan term.

Residential Mortgage/ Home Equity	Forbearance period greater than six months. These modifications require reduced or no payments during the forbearance period for the purpose of providing borrowers additional time to return to compliance with the original loan term, as well as term extension and rate adjustment. These modifications extend the term of the loan and provides for an adjustment to the interest rate, which reduces the monthly payment requirement.

Direct Installment	Term extension greater than three months. These modifications extend the term of the loan, which reduces the monthly payment requirement.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 (in thousands):

	For the three months ended March 31, 2026
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type (1)	Total of loan modifications	% of Total Class of Loans and Leases

Mortgage loans:
Commercial	$—	3,291	—	—	3,291	0.04%
Total mortgage loans	—	3,291	—	—	3,291	0.02%
Commercial loans	2,394	—	474	397	3,265	0.06%
Total gross loans	$2,394	3,291	474	397	6,555	0.03%
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (in thousands):

	For the three months ended March 31, 2025
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Total of loan modifications	% of Total Class of Loans and Leases

Mortgage loans:
Commercial	$2,984	—	1,027	4,011	0.05%
Total mortgage loans	2,984	—	1,027	4,011	0.03%
Commercial loans	1,144	—	603	1,747	0.04%
Total gross loans	$4,128	—	1,630	5,758	0.03%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Decrease
Mortgage loans:
Commercial	0	(0.31)%
Total mortgage loans	0	(0.31)%
Commercial loans	14	(0.21)%
Total gross loans	10	(0.23)%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (in thousands):

	Weighted-Average Months of Term Extension	Weighted-Average Rate Increase (Decrease)
Mortgage loans:
Commercial	3	0.75%
Total mortgage loans	3	0.75%
Commercial loans	20	(0.25)%
Total gross loans	14	0.08%
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three months ended March 31, 2026 and three months ended March 31, 2025, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2026 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$3,291	—	—	—	—	3,291
Total mortgage loans	3,291	—	—	—	—	3,291
Commercial loans	3,265	—	—	—	—	3,265
Total gross loans	$6,555	—	—	—	—	6,555
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
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as PCD loans. As of March 31, 2026, the balance of PCD loans totaled $492.6 million with a related allowance for credit losses of $4.4 million. The balance of PCD loans as of December 31, 2025 was $509.7 million with a related allowance for credit losses of $4.6 million.
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

The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2026 and December 31, 2025 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of March 31, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	7,014	—	1,541	31,738	92,019	3	—	132,315
Substandard	—	5,773	—	51	5,351	65,523	748	—	77,446
Doubtful	—		—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	12,787	—	1,592	37,089	157,542	751	—	209,761
Pass/Watch	179,870	903,470	448,959	849,717	1,323,876	3,333,670	165,503	8,826	7,213,891

Total Commercial Mortgage	$179,870	916,257	448,959	851,309	1,360,965	3,491,212	166,254	8,826	7,423,652

Multi-family
Special mention	$—	—	—	2,138	2,965	—	—	—	5,103
Substandard	—	—	—	—	—	39,447	—	—	39,447
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,138	2,965	39,447	—	—	44,550
Pass/Watch	133,915	730,596	326,059	534,926	572,656	1,365,660	14,372	1,502	3,679,686
Total Multi-Family	$133,915	730,596	326,059	537,064	575,621	1,405,107	14,372	1,502	3,724,236

Construction
Special mention	$15,496	—	—	—	6,639	1,089	—	—	23,224
Substandard	—	—	—	—	—	3,296	—	—	3,296
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,496	—	—	—	6,639	4,385	—	—	26,520
Pass/Watch	24,040	188,197	205,066	106,339	77,063	13,704	—	—	614,409
Total Construction	$39,536	188,197	205,066	106,339	83,702	18,089	—	—	640,929

Residential (1)
Special mention	$—	—	645	835	1,267	3,799	—	—	6,546
Substandard	—	—	1,086	3,350	860	2,476	—	—	7,772
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,731	4,185	2,127	6,275	—	—	14,318
Pass/Watch	18,849	153,988	121,200	296,746	359,584	996,176	—	—	1,946,543
Total Residential	$18,849	153,988	122,931	300,931	361,711	1,002,451	—	—	1,960,861

Total Mortgage
Special mention	$15,496	7,014	645	4,514	42,609	96,907	3	—	167,188
Substandard	—	5,773	1,086	3,401	6,211	110,742	748	—	127,961
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of March 31, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	15,496	12,787	1,731	7,915	48,820	207,649	751	—	295,149
Pass/Watch	356,674	1,976,251	1,101,284	1,787,728	2,333,179	5,709,210	179,875	10,328	13,454,529
Total Mortgage	$372,170	1,989,038	1,103,015	1,795,643	2,381,999	5,916,859	180,626	10,328	13,749,678

Commercial
Special mention	$2,014	1,292	418	8,657	22,003	55,856	14,879	1,823	106,942
Substandard	8,095	3,475	6,147	30,994	114,682	70,249	28,214	1,443	263,299
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,109	4,767	6,565	39,651	136,685	126,105	43,093	3,266	370,241
Pass/Watch	235,975	836,045	594,147	250,870	522,240	1,180,464	1,260,924	50,207	4,930,872
Total Commercial	$246,084	840,812	600,712	290,521	658,925	1,306,569	1,304,017	53,473	5,301,113

Consumer (1)
Special mention	$—	—	—	—	83	57	289	262	691
Substandard	—	—	73	—	124	130	806	1	1,134
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	—	73	—	207	187	1,095	263	1,825
Pass/Watch	12,341	27,894	24,286	30,952	42,508	110,305	340,358	17,547	606,191
Total Consumer	$12,341	27,894	24,359	30,952	42,715	110,492	341,453	17,810	608,016

Total Loans
Special mention	$17,510	8,306	1,063	13,171	64,695	152,820	15,171	2,085	274,821
Substandard	8,095	9,248	7,306	34,395	121,017	181,121	29,768	1,444	392,394
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	25,605	17,554	8,369	47,566	185,712	333,941	44,939	3,529	667,215
Pass/Watch	604,990	2,840,190	1,719,717	2,069,550	2,897,927	6,999,979	1,781,157	78,082	18,991,592
Total Gross Loans	$630,595	2,857,744	1,728,086	2,117,116	3,083,639	7,333,920	1,826,096	81,611	19,658,807
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	1,549	39,287	47,805	33,971	503	—	129,128
Substandard	9,869	—	57	471	15,875	60,111	748	—	87,131
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	15,882	—	1,606	39,758	63,680	94,082	1,251	—	216,259
Pass/Watch	901,891	336,732	851,026	1,409,458	888,049	2,630,266	156,215	8,896	7,182,533
Total Commercial Mortgage	$917,773	336,732	1,449,216	951,729	2,724,348	2,184,041	157,466	8,896	7,398,792

Multi-family
Special mention	$—	—	—	2,946	—	—	—	—	2,946
Substandard	—	—	—	—	—	41,593	—	—	41,593
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,946	—	41,593	—	—	44,539
Pass/Watch	744,514	316,398	522,511	622,238	350,499	1,049,876	15,250	1,512	3,622,798
Total Multi-Family	$744,514	316,398	522,511	625,184	350,499	1,091,469	15,250	1,512	3,667,337

Construction
Special mention	$—	—	14,497	6,639	—	—	—	—	21,136
Substandard	—	—	—	—	5,177	—	—	—	5,177
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	14,497	6,639	5,177	—	—	—	26,313
Pass/Watch	150,350	206,323	162,757	101,335	15,034	—	—	—	635,799
Total Construction	$150,350	206,323	177,254	107,974	20,211	—	—	—	662,112

Residential (1)
Special mention	$—	—	946	582	264	1,845	—	—	3,637
Substandard	—	1,746	2,263	1,410	1,024	1,795	—	—	8,238
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,746	3,209	1,992	1,288	3,640	—	—	11,875
Pass/Watch	145,286	124,273	303,120	365,323	287,067	737,380	—	—	1,962,449
Total Residential	$145,286	126,019	306,329	367,315	288,355	741,020	—	—	1,974,324

Total Mortgage
Special mention	$6,013	—	16,992	49,454	48,069	35,816	503	—	156,847
Substandard	9,869	1,746	2,320	1,881	22,076	103,499	748	—	142,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	1,746	19,312	51,335	70,145	139,315	1,251	—	298,986
Pass/Watch	1,942,041	983,726	1,839,414	2,498,354	1,540,649	4,417,522	171,465	10,408	13,403,579
Total Mortgage	$1,957,923	985,472	1,858,726	2,549,689	1,610,794	4,556,837	172,716	10,408	13,702,565

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans

Commercial
Special mention	$1,005	423	17,930	63,499	26,067	34,829	20,217	1,916	165,886
Substandard	2,381	10,661	10,205	57,554	29,348	35,213	36,631	1,487	183,480
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,386	11,084	28,135	121,053	55,415	70,042	56,848	3,403	349,366
Pass/Watch	934,987	628,374	305,811	526,728	304,459	971,734	1,121,228	57,830	4,851,151
Total Commercial	$938,373	639,458	333,946	647,781	359,874	1,041,776	1,178,076	61,233	5,200,517

Consumer (1)
Special mention	$—	—	20	—	—	7	806	23	856
Substandard	—	125	81	219	—	310	828	46	1,609
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	125	101	219	—	317	1,634	69	2,465
Pass/Watch	31,702	26,282	32,156	45,444	31,271	87,759	338,858	16,494	609,966
Total Consumer	$31,702	26,407	32,257	45,663	31,271	88,076	340,492	16,563	612,431

Total Loans
Special mention	$7,018	423	34,942	112,953	74,136	70,652	21,526	1,939	323,589
Substandard	12,250	12,532	12,606	59,654	51,424	139,022	38,207	1,533	327,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	19,268	12,955	47,548	172,607	125,560	209,674	59,733	3,472	650,817
Pass/Watch	2,908,730	1,638,382	2,177,381	3,070,526	1,876,379	5,477,015	1,631,551	84,732	18,864,696
Total Gross Loans	$2,927,998	1,651,337	2,224,929	3,243,133	2,001,939	5,686,689	1,691,284	88,204	19,515,513
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 4. Deposits
Deposits as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Savings deposits	$1,624,122	1,589,259
Money market accounts	3,846,653	3,693,285
NOW accounts (1)	6,723,369	6,994,610
Non-interest bearing deposits	3,716,536	3,714,253
Certificates of deposit (2)	3,189,622	3,287,276
Total deposits	$19,100,302	19,278,683
(1) The Bank's cash sweep product totaled $1.09 billion and $1.08 billion as of March 31, 2026 and December 31, 2025, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $942.7 million and $930.0 million as of March 31, 2026 and December 31, 2025, respectively. Additionally, the Bank's reciprocal Certificate of Deposit Account Registry Service product totaled $2.5 million as of March 31, 2026 and December 31, 2025.
Within total deposits, brokered deposits totaled $644.2 million and $769.6 million as of March 31, 2026 and December 31, 2025, respectively.
Note 5. Borrowed Funds
Borrowed funds as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$95,137	95,007
FHLBNY line of credit	249,000	275,000
FHLBNY advances	2,136,945	1,739,735
Purchase accounting adjustment ("PAA") on borrowed funds	1,897	2,213
Total borrowed funds	$2,482,979	2,111,955
Total long-term borrowings totaled $550.0 million as of March 31, 2026 and December 31, 2025, respectively, while total short-term borrowings totaled $1.93 billion and $1.56 billion for the same periods.
As of March 31, 2026, FHLBNY advances were at fixed rates and mature between April 2026 and January 2031, and as of December 31, 2025, FHLBNY advances were at fixed rates with maturities between January 2026 and August 2030. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland acquisition as of March 31, 2026 are as follows (in thousands):

2026
Due in one year or less	$1,835,945
Due after one year through two years	350,000
Due after two years through three years	—
Due after three years through four years	200,000
Thereafter	—
PAA on borrowed funds	1,897
Total FHLBNY advances and overnight borrowings	$2,387,842
Scheduled maturities of securities sold under repurchase agreements as of March 31, 2026 are as follows (in thousands):

2026
Due in one year or less	$95,137
Total securities sold under repurchase agreements	$95,137
The following tables set forth certain information as to borrowed funds for the periods ended March 31, 2026 and December 31, 2025 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
March 31, 2026
Securities sold under repurchase agreements	$95,137	93,072	2.51%
FHLBNY overnight borrowings	689,000	277,745	3.90
FHLBNY advances	2,136,945	1,811,800	4.05
December 31, 2025
Securities sold under repurchase agreements	$117,946	105,343	2.37%
FHLBNY overnight borrowings	704,000	292,090	4.55
FHLBNY advances	2,368,897	1,617,909	3.99
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of March 31, 2026 and December 31, 2025, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.25 billion and $2.41 billion, respectively.
Interest expense on borrowings for the three months ended March 31, 2026 and 2025, amounted to $21.3 million and $18.3 million, respectively, while amortization expense related to purchase accounting adjustments for the three months ended March 31, 2026 and 2025 amounted to a benefit of $316,000 and $552,000, respectively.

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
Net periodic (benefit) increase cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2026 and 2025, includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025
Service cost	$—	—	1	1
Interest cost	298	299	171	148
Expected return on plan assets	(900)	(825)	—	—
Amortization of the net loss (gain)	—	—	(187)	(459)
Net periodic (decrease) increase in benefit cost	$(602)	(526)	(15)	(310)

In its consolidated financial statements for the year ended December 31, 2025, the Company previously disclosed that it does not expect to contribute to the pension plan in 2026. As of March 31, 2026, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2026 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.
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
As of March 31, 2026, $2.1 million was recorded in total contingent litigation reserves.

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
For the three months ended March 31, 2026, the Company recorded a $2.5 million provision for credit losses on off-balance sheet credit exposures. For the three months ended March 31, 2025, the Company recorded a $310,000 provision for credit losses for off-balance sheet credit exposures.
The allowance for credit losses for off-balance sheet credit exposures was $9.4 million as of March 31, 2026 and $6.8 million as of December 31, 2025, and is included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2026 and December 31, 2025.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2026 and December 31, 2025.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2026 or December 31, 2025.

The following tables present the assets and liabilities reported on the Consolidated Statements of Financial Condition at their fair values as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$267,360	267,360	—	—
Government-agency obligations	30,644	—	30,644	—
Mortgage-backed securities	2,690,053	—	2,690,053	—
Asset-backed securities	40,324	—	40,324	—
State and municipal obligations	111,692	—	111,692	—
Corporate obligations	99,994	—	99,994	—
Total available for sale debt securities	3,240,067	267,360	2,972,707	—
Equity securities	19,893	19,893	—	—
Derivative assets	105,653	—	105,653	—
	$3,365,613	287,253	3,078,360	—

Derivative liabilities	$104,613	—	104,613	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$123,965	—	—	123,965
Foreclosed assets	2,015	—	—	2,015
	$125,980	—	—	125,980

	Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	—	—
Government-agency obligations	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	—	41,761	—
State and municipal obligations	112,999	—	112,999	—
Corporate obligations	97,366	—	97,366	—
Total available for sale debt securities	3,164,756	266,744	2,898,012	—
Equity Securities	19,875	19,875	—	—
Derivative assets	105,734	—	105,734	—
	$3,290,365	286,619	3,003,746	—

Derivative liabilities	$108,102	—	108,102	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$54,506	—	—	54,506
Foreclosed assets	2,015	—	—	2,015
	$56,521	—	—	56,521

There were no transfers into or out of Level 3 during the three months ended March 31, 2026.
Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of March 31, 2026 there was no cash collateral pledged to secure loan level swaps and risk participation agreements. As of December 31, 2025 $2.4 million was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2026 and December 31, 2025. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of March 31, 2026 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$222,083	222,083	222,083	—	—
Available for sale debt securities:
U.S. Treasury obligations	267,360	267,360	267,360	—	—
Government-agency obligations	30,644	30,644	—	30,644	—
Mortgage-backed securities	2,690,053	2,690,053	—	2,690,053	—
Asset-backed securities	40,324	40,324	—	40,324	—
State and municipal obligations	111,692	111,692	—	111,692	—
Corporate obligations	99,994	99,994	—	99,994	—
Total available for sale debt securities	$3,240,067	3,240,067	267,360	2,972,707	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	1,000	989	—	989	—
State and municipal obligations	265,711	257,951	—	257,951	—
Corporate obligations	942	935	—	935	—
Total held to maturity debt securities, net of allowance for credit losses	$267,653	259,875	—	259,875	—
FHLBNY and other stock	132,510	132,510	132,510	—	—
Equity Securities	19,893	19,893	19,893	—	—
Loans, net of allowance for credit losses	19,478,221	19,540,183	—	—	19,540,183
Derivative assets	105,653	105,653	—	105,653	—

Financial liabilities:
Deposits other than certificates of deposits	$15,910,680	15,910,680	15,910,680	—	—
Certificates of deposit	3,189,622	3,188,905	—	3,188,905	—
Total deposits	$19,100,302	19,099,585	15,910,680	3,188,905	—
Borrowings	2,482,979	2,484,578	—	2,484,578	—
Subordinated debentures	407,824	426,483	—	426,483	—
Derivative liabilities	104,613	104,613	—	104,613	—

		Fair Value Measurements as of December 31, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$211,484	211,484	211,484	—	—
Available for sale debt securities:
U.S. Treasury obligations	266,744	266,744	266,744	—	—
Government-agency obligations	33,539	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	41,761	—	41,761	—
State and municipal obligations	112,999	112,999	—	112,999	—
Corporate obligations	97,366	97,366	—	97,366	—
Total available for sale debt securities	$3,164,756	3,164,756	266,744	2,898,012	—
Held to maturity debt securities:
Government-agency obligations	$3,400	3,378	—	3,378	—
State and municipal obligations	276,585	269,711	—	269,711	—
Corporate obligations	2,142	2,129	—	2,129	—
Total held to maturity debt securities	$282,127	275,218	—	275,218	—
FHLBNY and other stock	115,687	115,687	115,687	—	—
Equity Securities	19,875	19,875	19,875	—	—
Loans, net of allowance for credit losses	19,334,004	19,421,891	—	—	19,421,891
Derivative assets	105,734	105,734	—	105,734	—

Financial liabilities:
Deposits other than certificates of deposits	$15,991,407	15,991,407	15,991,407	—	—
Certificates of deposit	3,287,276	3,288,485	—	3,288,485	—
Total deposits	$19,278,683	19,279,892	15,991,407	3,288,485	—
Borrowings	2,111,955	2,116,467	—	2,116,467	—
Subordinated debentures	406,582	433,450	—	433,450	—
Derivative liabilities	108,102	108,102	—	108,102	—

Note 11. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss), both gross and net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$(17,611)	4,922	(12,689)	42,388	(15,602)	26,786
Reclassification adjustment for gains included in net income	—	—	—	(87)	25	(62)
Total	(17,611)	4,922	(12,689)	42,301	(15,577)	26,724
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains arising during the period	3,516	(983)	2,533	147	(42)	105
Reclassification adjustment for (gains) included in net income	(93)	26	(67)	(1,940)	550	(1,390)
Total	3,423	(957)	2,466	(1,793)	508	(1,285)
Amortization related to post-retirement obligations	(24)	7	(17)	(460)	130	(330)
Total other comprehensive gain (loss)	$(14,212)	3,972	(10,240)	40,048	(14,939)	25,109
The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) by Component, net of tax for the three months ended March 31,
	2026				2025
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(77,178)	2,854	(1,859)	(76,183)	(144,561)	6,147	3,059	(135,355)
Current - period other comprehensive income (loss)	(12,689)	(17)	2,466	(10,240)	26,724	(330)	(1,285)	25,109
Balance as of March 31,	$(89,867)	2,837	607	(86,423)	(117,837)	5,817	1,774	(110,246)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2026	2025
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	87	Net gain on securities transactions
	—	(25)	Income tax expense
	$—	62	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$93	1,940	Interest expense
	(26)	(550)	Income tax expense
	$67	1,390

Post-retirement obligations:
Amortization of actuarial gains	$(24)	(460)	Compensation and employee benefits (1)
	7	130	Income tax expense
	$(17)	(330)	Net of tax

Total reclassifications	$50	1,122	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan-related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2026 and December 31, 2025, the Company had 428 and 438 loan-related interest rate swaps with aggregate notional amounts of $3.89 billion and $4.00 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of March 31, 2026, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For March 31, 2026 and December 31, 2025, the Company had 6 and 10 credit derivatives with aggregate notional amounts of $88.3 million and $98.6 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of March 31, 2026 and December 31, 2025, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $409,000 will be reclassified as a reduction to interest expense. As of March 31, 2026, the Company had 8 outstanding interest rate derivatives with an aggregate notional amount of $675.0 million that were each designated as a cash flow hedge of interest rate risk, compared to 7 outstanding interest rate derivatives with an aggregate notional amount of $575.0 million that was designated as a cash flow hedge of interest rate risk, as of December 31, 2025.
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
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of March 31, 2026 and December 31, 2025 (in thousands).

	Fair Values of Derivative Instruments as of March 31, 2026
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,944,208	Other assets	$103,989	1,944,208	Other liabilities	104,217
Credit contracts	33,314	Other assets	6	55,003	Other liabilities
Total derivatives not designated as a hedging instrument			103,995			104,217

Derivatives designated as a hedging instrument:
Interest rate products	450,000	Other assets	1,262	225,000	Other liabilities	781
Total gross derivative amounts recognized on the balance sheet			105,257			104,998

Netting Adjustments			1,262			—
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$103,995			104,998

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$4,798			4,798
Cash collateral - institutional counterparties			95,081			—
Net derivatives not offset			$4,116			100,200

	Fair Values of Derivative Instruments as of December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,000,609	Other assets	$105,251	$2,000,609	Other liabilities	105,453
Credit contracts	33,385	Other assets	9	65,167	Other liabilities	—
Total derivatives not designated as a hedging instrument			105,260			105,453

Derivatives designated as a hedging instrument:
Interest rate products	—	Other assets	—	575	Other liabilities	2,670
Total gross derivative amounts recognized on the balance sheet			105,260			108,123

Netting Adjustments			—			1,678
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,260			106,445

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$7,814			7,814
Cash collateral - institutional counterparties			89,000			—
Net derivatives not offset			$8,446			98,631
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended March 31, 2026 and December 31, 2025.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2026 and 2025 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2026	March 31, 2025
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(22)	(86)
Credit contracts	Other income	(3)	(1)
Total derivatives not designated as hedging instruments		$(25)	(87)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(93)	(1,940)
Total derivatives designated as a hedging instruments		$(93)	(1,940)

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
As of March 31, 2026, the Company had six dealer counterparties and the Company was in a net asset position with respect to all of its counterparties.
Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2026, the out-of-scope revenue related to financial instruments was 90.9% of the Company's total revenue, compared to 91.9% for the three months ended March 31, 2025, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,402	7,328
Insurance agency income	6,850	5,651
Banking service charges and other fees:
Service charges on deposit accounts	5,203	4,743
Debit card and ATM fees	1,153	1,148
Total banking service charges and other fees	6,356	5,891
Total in-scope non-interest income	20,608	18,870
Total out-of-scope non-interest income	10,845	8,160
Total non-interest income	$31,453	27,030
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

Note 14. Leases
The following table represents the Consolidated Statements of Financial Condition classification of the Company’s right-of use assets and lease liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	Classification	March 31, 2026	December 31, 2025
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$57,688	57,941
Lease Liabilities:
Operating lease liabilities	Other liabilities	$61,015	61,125
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
As of March 31, 2026, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 6.6 years and 3.36%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Lease Costs
Operating lease cost	$3,671	3,544
Variable lease cost	1,189	1,107
Total Lease Cost	$4,860	4,651

Cash paid for amounts included in the measurement of lease liabilities:	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating cash flows from operating leases	$3,255	3,493

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026, were as follows (in thousands):

Operating Leases
Years ended:
Remainder of 2026	$9,841
2027	12,071
2028	10,568
2029	9,284
2030	8,228
Thereafter	18,434
Total future minimum lease payments	68,426
Amounts representing interest	7,411
Present value of net future minimum lease payments	$61,015
Note 15. Segment Reporting
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
The following table represents segment information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Interest income on loans	$279,304	273,031
Interest income on cash and debt securities	35,762	32,315
Total interest income	315,066	305,346
Total interest expense	121,323	123,618
Net interest income	193,743	181,728

Provision for credit losses	(2,116)	638
Net interest income after provision	195,859	181,090

Non-interest income:
Wealth management income	7,402	7,328
Insurance Agency Income	6,850	5,651
Other non-interest income (1)	17,201	14,051
Total non-interest income	31,453	27,030

Non-interest expense:
Compensation and employee benefits	66,196	62,366
Net occupancy expense	14,985	13,927
Data processing expense	9,646	9,605
Other non-interest expense (2)	26,314	30,369
Total non-interest expense	117,141	116,267

Income tax expense	30,754	27,825

Net income	$79,417	$64,028

(1) Other non-interest income items include fees and commissions, BOLI and other miscellaneous income.
(2) Other non-interest expense items include merger-related expenses in the prior year, amortization of intangibles and other miscellaneous expenses.
Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position.
Note 16. Subsequent Events
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
One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of March 31, 2026, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a total recapture of previous provisions on loans of $4.7 million for the three months ended March 31, 2026, and an overall coverage ratio of 90 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of March 31, 2026, the portfolio and class segments for the Company’s loan portfolio were:
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
Pursuant to ASC 740, Income Taxes, the Company recognized the effects of the OBBB in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company evaluated the potential impact of the OBBB on its financial statements and, based on its assessment, the legislation has not had a material impact on its financial statements.
COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
Total assets as of March 31, 2026 were $25.20 billion, a $221.0 million increase from December 31, 2025. The increase in total assets was primarily due to a $143.6 million increase in total loans and a $60.9 million increase in total investments.
The Company’s loans held for investment portfolio increased $143.6 million to $19.65 billion as of March 31, 2026, from $19.50 billion as of December 31, 2025. The loan portfolio consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,423,652	7,398,792
Multi-family	3,724,236	3,667,337
Construction	640,929	662,112
Residential	1,960,861	1,974,324
Total mortgage loans	13,749,678	13,702,565
Commercial loans (1)	5,301,113	5,200,517
Consumer loans	608,016	612,431
Total gross loans	19,658,807	19,515,513
Premiums on purchased loans	1,700	1,524
Net deferred fees	(12,805)	(12,976)
Total loans	$19,647,702	19,504,061
(1) Commercial loans consist of owner-occupied real estate, commercial & industrial loans and mortgage warehouse lines.
During the three months ended March 31, 2026, the loans held for investment portfolio had net increases of $123.1 million of commercial loans, $56.9 million of multi-family loans and $24.9 million of commercial mortgage loans, partially offset by net decreases of $22.5 million of mortgage warehouse lines, $21.2 million of construction loans and $13.5 million of residential mortgage loans. Total commercial loans, consisting of commercial real estate, multi-family, commercial and construction loans, as well as mortgage warehouse lines, represented 86.9% of the loan portfolio as of March 31, 2026, compared to 86.7% as of December 31, 2025.
The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey, eastern Pennsylvania and Queens, Nassau and Orange County, New York. This geographic concentration subjects the Company’s loan portfolio to the general economic conditions within these states. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses.
We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of March 31, 2026, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.79 billion, or 59.97% of total loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any purchase accounting adjustments ("PAA"), based on the collateral securing the loans, as of March 31, 2026 (in thousands):

	Amount	Percentage of Total
Multi-family	$4,032	34.1%
Retail	2,744	23.2
Industrial	2,275	19.3
Mixed	921	7.8
Office	766	6.5
Special use property	568	4.8
Hotel	291	2.5
Residential	138	1.2
Land	75	0.6
Total CRE, multi-family and construction loans	$11,810	100.0%
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans as of March 31, 2026, as segregated by the geographic region in which the property is located (dollars in thousands):

	Amount	Percentage of Total
New Jersey	$7,117	60.3%
New York	1,929	16.3
Pennsylvania	1,474	12.5
Other states	1,290	10.9
Total commercial real estate loans	$11,810	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $196.9 million and $81.2 million, respectively, as of March 31, 2026, compared to $197.5 million and $65.7 million, respectively, as of December 31, 2025.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Mortgage loans:
Commercial	$21,977	26,856
Multi-family	275	2,268
Construction	3,278	5,159
Residential	8,669	9,062
Total non-accruing loans	34,199	43,345
Commercial loans	107,398	33,219
Consumer loans	1,327	1,856
Total non-performing loans	142,924	78,420
Foreclosed assets	2,015	2,015
Total non-performing assets	$144,939	80,435
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Mortgage loans:
Multi-family	$—	932
Residential	6,893	4,177
Total mortgage loans	6,893	5,109
Commercial loans	2,520	633
Consumer loans	634	781
Total 60-89 day delinquent loans	$10,047	6,523
As of March 31, 2026, the Company’s allowance for credit losses related to the loan portfolio was 0.90% of total loans, compared to 0.95% as of December 31, 2025 and 1.02% as of March 31, 2025, respectively. The Company recorded a $4.7 million recapture of provision on loans for the three months ended March 31, 2026, compared with a provision on loans of $325,000 for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2026, the Company had net charge-offs of $3.1 million, compared to net charge-offs of $2.0 million for the same period in 2025. The allowance for credit losses decreased $7.8 million to $177.0 million as of March 31, 2026, from $184.8 million as of December 31, 2025.
Total non-performing loans were $142.9 million, or 0.73% of total loans as of March 31, 2026, compared to $78.4 million, or 0.40% of total loans as of December 31, 2025. The $64.5 million increase in non-performing loans as of March 31, 2026, compared to the trailing quarter, was primarily driven by the addition of four commercial loans on senior housing properties totaling $82.1 million that are the subject of related bankruptcy filings, partially offset by payoffs. These loans have no prior charge-off history and require no specific reserve allocations due to strong collateral values. Appraisals received in 2026 reflect loan-to-value ratios for the collateral properties of 32.9%, 51.7%, 61.3%, and 81.9%.
For both March 31, 2026 and December 31, 2025, the Company held foreclosed assets of $2.0 million. Foreclosed assets as of March 31, 2026 were comprised of commercial real estate. Total non-performing assets as of March 31, 2026 increased $64.5 million to $144.9 million, or 0.58% of total assets, from $80.4 million, or 0.32% of total assets as of December 31, 2025.
Total investment securities were $3.53 billion as of March 31, 2026, a $60.9 million increase from December 31, 2025. This increase was primarily due to purchases of mortgage-backed securities and a decrease in unrealized losses on available for sale debt securities.
Total deposits decreased $178.4 million during the three months ended March 31, 2026, to $19.10 billion. Total savings and demand deposit accounts decreased $80.7 million to $15.91 billion as of March 31, 2026, while total time deposits decreased $97.7 million to $3.19 billion as of March 31, 2026. The decrease in savings and demand deposits consisted of a $147.2 decrease in municipal deposits and a $42.8 million decrease in interest-bearing brokered deposits, partially offset a $53.4 million increase in money market deposits, a $12.4 million increase in savings deposits and a $2.3 million increase in non-interest-bearing demand deposits. The decrease in municipal deposits was mainly due to seasonal outflows. The decrease in time deposits consisted of an $82.5 million decrease in brokered time deposits, combined with a $15.2 million decrease in retail time deposits.
Borrowed funds increased $371.0 million during the three months ended March 31, 2026, to $2.48 billion. The increase in borrowings was largely done to fund seasonal outflows in municipal deposits and replace maturing brokered deposits. Borrowed funds represented 9.9% of total assets as of March 31, 2026, an increase from 8.5% as of December 31, 2025.
Stockholders’ equity increased $29.7 million during the three months ended March 31, 2026, to $2.86 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by cash dividends paid to stockholders and common stock repurchases. For the three months ended March 31, 2026, common stock repurchases totaled 588,923 shares at an average cost of $21.04 per share, of which 100,381 shares at an average cost of $21.29 were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of March 31, 2026, approximately 2.2 million shares remained eligible for repurchase under the current authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the three months ended March 31, 2026 and 2025, loan repayments totaled $2.27 billion and $1.72 billion, respectively.
The Company has continued to monitor and focus on depositor behavior and borrowing capacity with the FHLBNY and FRBNY, with current borrowing capacity of $4.17 billion and $2.94 billion, respectively as of March 31, 2026. Our estimated uninsured and uncollateralized deposits as of March 31, 2026 totaled $4.90 billion, or 25.6% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of March 31, 2026, was $10.61 billion. Within time deposits, approximately $752.2 million, or 23.6% was uninsured as of March 31, 2026.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $2.42 billion for the three months ended March 31, 2026, compared to $1.93 billion for the same period in 2025. Purchases for the investment portfolio totaled $191.3 million for the three months ended March 31, 2026, compared to $802.3 million for the year ended December 31, 2025. As of March 31, 2026, the Bank had outstanding loan commitments to borrowers of $3.96 billion, including undisbursed home equity lines and personal credit lines of $657.8 million.
Total deposits decreased $178.4 million for the three months ended March 31, 2026. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.06 billion as of March 31, 2026. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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

As of March 31, 2026, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2026
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$974,331	4.00%	974,331	4.00%	2,556,114	10.49%
Common equity Tier 1 risk-based capital	937,861	4.50	1,458,895	7.00	2,556,114	12.26
Tier 1 risk-based capital	1,250,481	6.00	1,771,515	8.50	2,556,114	12.26
Total risk-based capital	1,667,309	8.00	2,188,343	10.50	2,742,509	13.16

Company:
Tier 1 leverage capital	$974,524	4.00%	974,524	4.00%	2,218,239	9.10%
Common equity Tier 1 risk-based capital	938,501	4.50	1,459,890	7.00	2,218,239	10.64
Tier 1 risk-based capital	1,251,334	6.00	1,772,723	8.50	2,218,239	10.64
Total risk-based capital	1,668,445	8.00	2,189,835	10.50	2,842,316	13.63
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
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
General. The Company reported net income of $79.4 million, or $0.61 per basic and diluted share for the three months ended March 31, 2026, compared to net income of $64.0 million, or $0.49 per basic and diluted share, for the three months ended March 31, 2025.
Net income for the three months ended March 31, 2026 was positively impacted by pre-provision, net revenue growth of 13.5%, or $12.9 million, when compared to the three months ended March 31, 2025, driven primarily by expanding net interest income and higher insurance agency income. Net income in the current quarter also benefited from a $2.1 million recapture of previous provisions for credit losses.
The following table sets forth certain information for the three months ended March 31, 2026 and 2025. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$76,589	$686	3.63%	80,074	675	4.21%
Available for sale debt securities	3,217,568	31,458	3.91	2,827,699	27,485	3.89
Held to maturity debt securities, net (1)	273,845	1,794.00	2.62	320,036	1,996	2.50
Equity securities, at fair value	19,988	120	2.42	19,840	136	2.74
Federal Home Loan Bank stock	120,299	1,704.00	5.67	107,527	2,023	7.53
Net loans: (2)
Total mortgage loans	13,590,636	191,503.00	5.70	13,297,168	187,054	5.70
Total commercial loans	5,157,785	77,901.00	6.13	4,684,572	75,819	6.56
Total consumer loans	606,122	9,900.00	6.62	609,137	10,158	6.76
Total net loans	19,354,543	279,304.00	5.85	18,590,877	273,031	5.95
Total interest earning assets	$23,062,832	315,066	5.53	21,946,053	305,346	5.63
Non-Interest Earning Assets:
Cash and due from banks	171,092			134,205
Other assets	1,792,490			1,969,060

Total assets	$25,026,414			24,049,318
Interest Bearing Liabilities:
Demand deposits	$10,759,045	$63,358	2.39%	10,095,570	65,433	2.63%
Savings deposits	1,606,554	840.00	0.21	1,682,596	924	0.22
Time deposits	3,230,961	27,738.00	3.48	3,199,620	31,063	3.94
Total deposits	15,596,560	91,936.00	2.39	14,977,786	97,420	2.64
Borrowed funds	2,184,719	21,011.00	3.90	1,918,069	17,778	3.76
Subordinated debentures	407,019	8,376.00	8.35	402,037	8,420	8.49
Total interest bearing liabilities	$18,188,298	121,323.00	2.71	17,297,892	123,618	2.90
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,644,605			3,719,177
Other non-interest bearing liabilities	320,398			393,888
Total non-interest bearing liabilities	3,965,003			4,113,065
Total liabilities	22,153,301			21,410,957
Stockholders' equity	2,873,113			2,638,361
Total liabilities and stockholders' equity	$25,026,414			24,049,318
Net interest income		$193,743			181,728
Net interest rate spread			2.82%			2.73%
Net interest-earning assets	$4,874,534			4,648,161
Net interest margin (3)			3.40%			3.34%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.27x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $12.0 million to $193.7 million for the three months ended March 31, 2026, from $181.7 million for same period in 2025. The increase in net interest income was primarily due to originations of new loans, combined with favorable repricing of deposits, partially offset by a decrease in lower-costing deposits.

The net interest margin increased six basis points to 3.40% for the quarter ended March 31, 2026, compared to 3.34% for the quarter ended March 31, 2025. The weighted average yield on interest-earning assets decreased 10 basis points to 5.53% for the quarter ended March 31, 2026, compared to 5.63% for the quarter ended March 31, 2025, while the weighted average cost of interest-bearing liabilities decreased 19 basis points for the quarter ended March 31, 2026, to 2.71%, compared to 2.90% for the quarter ended March 31, 2025. The average cost of interest-bearing deposits for the quarter ended March 31, 2026, was 2.39%, compared to 2.64% for the same period last year. Average non-interest-bearing demand deposits totaled $3.64 billion for the quarter ended March 31, 2026, compared to $3.72 billion for the quarter ended March 31, 2025. The average cost of total deposits, including non-interest-bearing deposits, was 1.94% for the quarter ended March 31, 2026, compared with 2.11% for the quarter ended March 31, 2025. The average cost of borrowed funds for the quarter ended March 31, 2026, was 3.90%, compared to 3.76% for the same period last year.
Interest income on loans secured by real estate increased $4.4 million to $191.5 million for the three months ended March 31, 2026, from $187.1 million for the three months ended March 31, 2025. Commercial loan interest income increased $2.1 million to $77.9 million for the three months ended March 31, 2026, from $75.8 million for the three months ended March 31, 2025. Consumer loan interest income decreased $258,000 to $9.9 million for the three months ended March 31, 2026, from $10.2 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the average balance of total loans increased $763.7 million to $19.35 billion, compared to the same period in 2025. The average yield on total loans for the three months ended March 31, 2026, decreased 10 basis points to 5.85%, from 5.95% for the same period in 2025.
Interest income on held to maturity debt securities decreased $202,000 to $1.8 million for the three months ended March 31, 2026, compared to the same period last year. Average held to maturity debt securities decreased $46.2 million to $273.8 million for the three months ended March 31, 2026, from $320.0 million for the same period in 2025.
Interest income on available for sale debt securities decreased $4.0 million to $31.5 million for the three months ended March 31, 2026, from $27.5 million for the three months ended March 31, 2025. The average balance of available for sale debt securities increased $389.9 million to $3.22 billion for the three months ended March 31, 2026, compared to the same period in 2025.
Dividend income on FHLBNY stock decreased $319,000 to $1.7 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025. The average balance of FHLBNY stock increased $12.8 million to $120.3 million for the three months ended March 31, 2026, compared to the same period in 2025.
The average yield on total securities increased to 3.80% for the three months ended March 31, 2026, compared with 3.74% for the same period in 2025.
Interest expense on deposit accounts decreased $5.5 million to $91.9 million for the three months ended March 31, 2026, from $97.4 million for the three months ended March 31, 2025. The average cost of interest-bearing deposits decreased to 2.39% for the three months ended March 31, 2026, from 2.64% for the three months ended March 31, 2025. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended March 31, 2026, increased $587.4 million to $12.37 billion. Average time deposit account balances increased $31.3 million to $3.23 billion for the three months ended March 31, 2026, from $3.20 billion for the three months ended March 31, 2025.
Interest expense on borrowed funds increased $3.2 million to $21.0 million for the three months ended March 31, 2026, from $17.8 million for the three months ended March 31, 2025. The average cost of borrowings increased to 3.90% for the three months ended March 31, 2026, from 3.76% for the three months ended March 31, 2025. Average borrowings increased $266.7 million to $2.18 billion for the three months ended March 31, 2026, from $1.92 billion for the three months ended March 31, 2025.
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

For the quarter ended March 31, 2026, the Company recorded a $2.1 million recapture of previous provisions for credit losses compared to a $635,000 provision for credit losses for the first quarter of 2025. The recapture of provision consisted of a $4.7 million recapture of provision related to loans, partially offset by a $2.5 million provision related to off-balance sheet credit exposures, compared with provisions for credit losses on loans and off-balance sheet credit exposures of $325,000 and $310,000, respectively, for the quarter ended March 31, 2025. The recapture of the provision for credit losses on loans in the current quarter was primarily due to a reduction in specific reserves on individually evaluated loans.
Non-Interest Income. Non-interest income totaled $31.5 million for the quarter ended March 31, 2026, an increase of $4.4 million, compared to the same period in 2025. BOLI income increased $1.9 million to $4.0 million for the three months ended March 31, 2026, compared to the prior year quarter, primarily due to an increase in benefit claims. Insurance agency income increased $1.2 million to $6.9 million for the three months ended March 31, 2026, compared to the quarter ended March 31, 2025, largely due to an increase in contingency income and business activity. Fee income increased $809,000 to $10.5 million for the three months ended March 31, 2026, compared to the prior year quarter, primarily due to increases in deposit fee income and commercial loan prepayment fees. Additionally, other income increased $486,000 to $2.7 million for the three months ended March 31, 2026, compared to the quarter ended March 31, 2025, primarily due to an increase in net gains on the sale of SBA loans, combined with an increase in gain on fixed asset sales, partially offset by a decrease in net fees on loan-level interest rate swap transactions.
Non-Interest Expense. For the three months ended March 31, 2026, non-interest expense totaled $117.1 million, an increase of $874,000, compared to the three months ended March 31, 2025. Compensation and benefits expense increased $3.8 million to $66.2 million for three months ended March 31, 2026, compared to $62.4 million for the same period in 2025. The increase was primarily due to an increase in salary expense associated with Company-wide annual merit increases, combined with increases in employee medical benefits and stock-based compensation expenses. Net occupancy expense increased $1.1 million to $15.0 million for the three months ended March 31, 2026, compared to the same period in 2025, largely due to increases in snow removal, utilities and other maintenance costs. Partially offsetting these increases to non-interest expense, other operating expense decreased $2.5 million to $14.0 million for the three months ended March 31, 2026, compared to $16.4 million for the three months ended March 31, 2025, largely due to a $2.7 million write-down on a foreclosed property in the prior year. Additionally, amortization of intangibles decreased $938,000 to $8.6 million for the three months ended March 31, 2026, compared to $9.5 million for 2025, primarily due to a scheduled reduction in the rate of core deposit intangible amortization related to Lakeland, while FDIC insurance expense decreased $544,000 to $2.8 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in the assessment rate.
Income Tax Expense. For the three months ended March 31, 2026, the Company's income tax expense was $30.8 million with an effective tax rate of 27.9%, compared with $27.8 million with an effective tax rate of 30.3% for the three months ended March 31, 2025. The increase in tax expense for the three months ended March 31, 2026, compared with the same period last year, was largely due to an increase in pre-tax income, partially offset by a discrete item related to stock-based compensation. The decrease in the effective tax rate was primarily related to ongoing benefits from tax credits recognized in the current quarter, combined with the aforementioned discrete item related to stock-based compensation.

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
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2026 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$838,201	$8,328	1.0%
-100	833,767	3,894	0.5
Static	829,873	—	—
+100	823,305	(6,568)	(0.8)
+200	816,631	(13,242)	(1.6)
The interest rate risk position of the Company is relatively neutral. As a result, the preceding table indicates that, as of March 31, 2026, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.6%, or $13.2 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would increase 1.0%, or $8.3 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2026 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$3,979,812	$(160,174)	(3.9)%	15.2%	(7.4)%
-100	4,085,432	(54,554)	(1.3)	15.9	(3.1)
Flat	4,139,986	—	—	16.4	—
+100	4,132,214	(7,772)	(0.2)	16.7	1.7
+200	4,113,757	(26,229)	(0.6)	16.9	3.2

The preceding table indicates that as of March 31, 2026, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 0.6%, or $26.2 million. If rates were to decrease 200 basis points, the present value of equity would decrease 3.9%, or $160.2 million.
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
Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 8 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A.	Risk Factors
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
January 1, 2026 through January 31, 2026	860	$19.90	860	2,813,333
February 1, 2026 through February 28, 2026	—	—	—	2,813,333
March 1, 2026 through March 31, 2026	588,063	21.02	588,063	2,225,270
Total	588,923	21.02	588,923
(1) On December 28, 2020, the Company’s Board of Directors approved the purchase of up to 3.9 million shares of its common stock under a ninth general repurchase program to commence upon completion of the eighth repurchase program. The repurchase program has no expiration date.
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
(a) During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 8, 2026	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2026	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Accounting Officer