Form 10-Q
period 2026-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2026-08-07
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 3, 2026 there were 137,565,966 shares issued and 130,422,618 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2026 (Unaudited) and December 31, 2025
(Dollars in Thousands)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$228,293	$211,484
Available for sale debt securities, at fair value	3,286,456	3,164,756
Held to maturity debt securities, (net of $22,000 allowance as of June 30, 2026 (unaudited) and $16,000 allowance as of December 31, 2025)	266,224	282,127
Equity securities, at fair value	20,108	19,875
Federal Home Loan Bank stock	130,672	115,687
Loans held for sale	5,478	14,710
Loans held for investment	20,045,752	19,504,061
Less allowance for credit losses	184,656	184,767
Net loans	19,866,574	19,334,004
Foreclosed assets, net	963	2,015
Banking premises and equipment, net	112,197	113,328
Accrued interest receivable	98,118	95,798
Intangible assets	765,019	782,152
Bank-owned life insurance	415,256	414,371
Other assets	473,478	445,113
Total assets	$25,663,358	$24,980,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$14,518,916	$14,402,148
Savings deposits	1,582,750	1,589,259
Certificates of deposit of $250,000 or more	965,698	929,989
Other time deposits	2,477,805	2,357,287
Total deposits	19,545,169	19,278,683
Mortgage escrow deposits	47,779	40,253
Borrowed funds	2,407,532	2,111,955
Subordinated debentures	409,065	406,582
Other liabilities	346,828	310,025
Total liabilities	22,756,373	22,147,498
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,423,051 shares outstanding as of June 30, 2026 and 130,619,949 outstanding as of December 31, 2025	1,376	1,376
Additional paid-in capital	1,850,121	1,844,949
Retained earnings	1,250,204	1,154,364
Accumulated other comprehensive loss	(91,933)	(76,183)
Treasury stock	(102,783)	(91,294)
Total stockholders’ equity	2,906,985	2,833,212
Total liabilities and stockholders’ equity	$25,663,358	$24,980,710
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Real estate secured loans	$195,381	$192,792	$386,884	$379,845
Commercial loans	82,757	78,854	160,658	154,673
Consumer loans	9,953	10,464	19,852	20,623
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	35,975	31,444	69,258	61,088
Held to maturity debt securities	1,778	1,966	3,572	3,962
Due from banks, Federal funds sold and other short-term investments	751	788	1,437	1,463
Total interest and dividend income	326,595	316,308	641,661	621,654
Interest expense:
Deposits	91,803	96,257	183,739	193,678
Borrowed funds	23,730	24,470	44,741	42,247
Subordinated debt	8,382	8,487	16,758	16,907
Total interest expense	123,915	129,214	245,238	252,832
Net interest income	202,680	187,094	396,423	368,822
Provision charge for credit losses	9,334	(2,888)	7,218	(2,250)
Net interest income after provision for credit losses	193,346	189,982	389,205	371,072
Non-interest income:
Fees	12,259	10,736	22,722	20,391
Wealth management income	7,517	6,948	14,920	14,275
Insurance agency income	5,446	4,942	12,296	10,593
Bank-owned life insurance	3,798	2,585	7,833	4,678
Net gain (loss) on securities transactions	(309)	—	(309)	87
Gain on sale of SBA loans	945	647	1,690	1,310
Other income	2,317	1,217	4,275	2,771
Total non-interest income	31,973	27,075	63,427	54,105
Non-interest expense:
Compensation and employee benefits	67,289	63,249	133,485	125,615
Net occupancy expense	12,464	13,011	27,449	26,938
Data processing expense	9,388	9,599	19,034	19,203
FDIC insurance	3,155	3,341	5,995	6,727
Amortization of intangibles	8,559	9,497	17,122	18,998
Advertising and promotion expense	1,513	1,429	2,451	2,489
Core system conversion expense	1,508	—	1,508	—
Other operating expenses	15,382	14,488	29,355	30,911
Total non-interest expense	119,258	114,614	236,399	230,881
Income before income tax expense	106,061	102,443	216,233	194,296
Income tax expense	27,914	30,462	58,668	58,287
Net income	$78,147	$71,981	$157,565	$136,009
Basic earnings per share	$0.60	$0.55	$1.21	$1.04
Weighted average basic shares outstanding	130,330,787	130,484,287	130,421,508	130,405,490
Diluted earnings per share	$0.60	$0.55	$1.21	$1.04
Weighted average diluted shares outstanding	130,388,396	130,500,143	130,488,792	130,440,958

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$78,147	$71,981	$157,565	$136,009
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	(8,570)	9,145	(21,259)	35,931
Reclassification adjustment for losses (gains) on securities sales included in net income	581	—	581	(62)
Total	(7,989)	9,145	(20,678)	35,869
Unrealized gains and losses on derivatives:
Net unrealized gains (losses) arising during the period	2,647	(699)	5,180	(594)
Reclassification adjustment for gains included in net income	(33)	(1,641)	(100)	(3,031)
Total	2,614	(2,340)	5,080	(3,625)
Amortization related to post-retirement obligations	(135)	(329)	(152)	(659)
Total other comprehensive (loss) income	(5,510)	6,476	(15,750)	31,585
Total comprehensive income	$72,637	$78,457	$141,815	$167,594
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2026 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2026	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2026	$1,376	$1,847,737	$1,202,413	$(86,423)	$(102,234)	$2,862,869
Net income	—	—	78,147	—	—	78,147
Other comprehensive income, net of tax	—	—	—	(5,510)	—	(5,510)
Cash dividends paid	—	—	(30,356)	—	—	(30,356)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(549)	(549)
Allocation of SAP shares	—	2,384	—	—	—	2,384
Balance as of June 30, 2026	$1,376	$1,850,121	$1,250,204	$(91,933)	$(102,783)	$2,906,985

For the six months ended June 30, 2026	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2025	$1,376	$1,844,949	$1,154,364	$(76,183)	$(91,294)	$2,833,212
Net income	—	—	157,565	—	—	157,565
Other comprehensive income, net of tax	—	—	—	(15,750)	—	(15,750)
Cash dividends paid	—	—	(61,725)	—	—	(61,725)
Purchases of treasury stock	—	—	—	—	(10,255)	(10,255)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,687)	(2,687)
Stock option exercises	—	57	—	—	1,453	1,510
Allocation of SAP shares	—	5,115	—	—	—	5,115
Balance as of June 30, 2026	$1,376	$1,850,121	$1,250,204	$(91,933)	$(102,783)	$2,906,985

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2025 (Unaudited)

(Dollars in Thousands)

For the three months ended June 30, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of March 31, 2025	$1,376	$1,836,665	$1,021,266	$(110,246)	$(90,267)	$2,658,794
Net income	—	—	71,981	—	—	71,981
Other comprehensive income, net of tax	—	—	—	6,476	—	6,476
Cash dividends paid	—	—	(31,350)	—	—	(31,350)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(995)	(995)
Allocation of SAP shares	—	2,649	—	—	—	2,649
Allocation of stock options	—	—	—	—	—	—
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555

For the six months ended June 30, 2025	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	136,009	—	—	136,009
Other comprehensive income, net of tax	—	—	—	31,585	—	31,585
Cash dividends paid	—	—	(63,223)	—	—	(63,223)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,842)	(2,842)
Allocation of SAP shares	—	4,802	—	—	—	4,802
Allocation of stock options	—	17	—	—	—	17
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$157,565	$136,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,588	26,312
Provision for credit losses on loans and securities	4,931	(2,319)
Provision charge for credit losses on off-balance sheet credit exposures	2,287	69
Deferred tax expense	3,653	7,153
Amortization of operating lease right-of-use assets	7,301	7,015
Income on Bank-owned life insurance	(7,833)	(4,678)
Net amortization of premiums and discounts on securities	8,556	8,449
Accretion of net deferred loan fees	(4,468)	(3,012)
Amortization of premiums on purchased loans, net	152	129
Originations of loans held for sale	(24,879)	(36,107)
Proceeds from sales of loans held for sale	29,956	170,708
Allocation of stock award expense	5,121	4,802
Allocation of stock option expense	—	17
Net gain on sale of loans	(2,070)	(1,760)
Net loss (gain) on securities transactions	309	(87)
Net gain on sale of premises and equipment	(992)	(624)
Net (gain) loss on sale of foreclosed assets	(117)	11
Increase in accrued interest receivable	(2,320)	(1,554)
(Increase) decrease in other assets	(34,047)	25,106
Increase (decrease) in other liabilities	36,803	(60,357)
Net cash provided by operating activities	203,496	275,282
Cash flows from investing activities:
Net increase in loans	(535,289)	(419,566)
Purchases of loans	—	(321)
Proceeds from sales of foreclosed assets	1,140	—
Proceeds from maturities, calls and paydowns of held to maturity debt securities	25,608	29,424
Purchases of investment securities held to maturity	(9,954)	(10,928)
Proceeds from sales of available for sale debt securities	23,866	1,670
Proceeds from maturities, calls and paydowns of available for sale debt securities	271,337	242,868
Purchases of available for sale debt securities	(437,659)	(430,010)
Proceeds from redemption of Federal Home Loan Bank stock	198,972	185,663
Purchases of Federal Home Loan Bank stock	(213,957)	(199,917)
BOLI claim benefits received	3,979	906
Proceeds from sales of premises and equipment	2,767	2,348
Purchases of premises and equipment	(13,929)	(5,348)
Net cash (used in) investing activities	(683,119)	(603,211)
Cash flows from financing activities:
Net increase in deposits	266,486	84,711
Increase in mortgage escrow deposits	7,526	8,044

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2026	2025
Cash dividends paid to stockholders	(61,725)	(63,223)
Purchase of treasury stock	(10,255)	—
Purchase of employee restricted shares to fund statutory tax withholding	(2,687)	(2,842)
Stock options exercised	1,510	—
Proceeds from long-term borrowings	50,000	504,500
Payments on long-term borrowings	(102,790)	(327,702)
Net increase in short-term borrowings	348,367	177,427
Net cash provided by financing activities	496,432	380,915
Net increase in cash and cash equivalents	16,809	52,986
Cash and cash equivalents at beginning of period	209,057	205,869
Restricted cash at beginning of period	2,427	70
Total cash, cash equivalents and restricted cash at beginning of period	211,484	205,939
Cash and cash equivalents at end of period	228,293	257,953
Restricted cash at end of period	—	972
Total cash, cash equivalents and restricted cash at end of period	$228,293	$258,925

Cash paid during the period for:
Interest on deposits and borrowings	$226,892	$248,338
Income taxes	$25,463	$56,551
Transfer of loans receivable to foreclosed assets	$—	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for all of 2026.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2026			2025
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$78,147			$71,981
Basic earnings per share:
Income available to common stockholders	$78,147	130,330,787	$0.60	$71,981	130,484,287	$0.55
Dilutive shares		57,609			15,856
Diluted earnings per share:
Income available to common stockholders	$78,147	130,388,396	$0.60	$71,981	130,500,143	$0.55

	Six months ended June 30,
	2026			2025
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$157,565			$136,009
Basic earnings per share:
Income available to common stockholders	$157,565	130,421,508	$1.21	$136,009	130,405,490	$1.04
Dilutive shares		67,284			35,468
Diluted earnings per share:
Income available to common stockholders	$157,565	130,488,792	$1.21	$136,009	130,440,958	$1.04
Anti-dilutive stock options and awards as of June 30, 2026 and 2025, totaling 1.4 million shares and 1.2 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The provision for credit losses on loans for the three and six months ended June 30, 2026 was primarily attributable to overall growth in the loan portfolio, combined with an increase in specific reserves on individually evaluated loans. See Notes 3 and 9 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2026. As of June 30, 2026, the Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Investment Securities
As of June 30, 2026, the Company had $3.29 billion and $266.2 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$200,584	52	(6,401)	194,235
Government-agency obligations	28,324	581	(211)	28,694
Mortgage-backed securities	2,927,054	8,155	(130,178)	2,805,031
Asset-backed securities	35,165	454	(211)	35,408
State and municipal obligations	118,970	784	(7,370)	112,384
Corporate obligations	107,131	4,943	(1,370)	110,704
	$3,417,228	14,969	(145,741)	3,286,456

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$274,500	190	(7,946)	266,744
Government-agency obligations	32,693	877	(31)	33,539
Mortgage-backed securities	2,705,346	23,454	(116,453)	2,612,347
Asset-backed securities	41,619	409	(267)	41,761
State and municipal obligations	119,173	1,249	(7,423)	112,999
Corporate obligations	93,498	5,429	(1,561)	97,366
	$3,266,829	31,608	(133,681)	3,164,756
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $11.7 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of June 30, 2026, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2026
	Amortized cost	Fair value
Due in one year or less	$105,564	104,664
Due after one year through five years	123,518	118,109
Due after five years through ten years	131,955	133,665
Due after ten years	65,648	60,885
Securities without a contractual maturity (1)	2,990,543	2,869,133
	$3,417,228	3,286,456
(1) Residential mortgage-backed securities, other asset-backed securities and government-agency obligations are not included in the maturity categories as actual maturities may differ from contractual maturities because the underlying loans may be called or prepaid without penalties.
For the three and six months ended June 30, 2026, proceeds from sales on securities in the available for sale debt securities portfolio totaled $23.9 million, with no gross gains and $806,000 of losses recognized, while proceeds from calls on securities totaled $5.4 million with gross gains of $494,000 and no gross losses recognized. For the three months ended June 30, 2025, no securities were sold or called from the available for sale debt securities portfolio. For the six months ended June 30, 2025, proceeds from sales on securities from the available for sale debt portfolio totaled $1.7 million with gross gains of $87,000 and no losses recognized, while proceeds from calls on securities in the available for sale debt securities portfolio totaled $9.6 million with no gains and no losses recognized.
The following table shows gross unrealized losses and estimated fair value of available for sale debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	172,950	(6,401)	172,950	(6,401)
Government-agency obligations	7,544	(204)	2,119	(7)	9,663	(211)
Mortgage-backed securities	1,018,248	(11,787)	932,078	(118,391)	1,950,326	(130,178)
Asset-backed securities	10,042	(44)	5,649	(167)	15,690	(211)
State and municipal obligations	13,249	(191)	65,318	(7,179)	78,567	(7,370)
Corporate obligations	21,735	(265)	19,140	(1,104)	40,875	(1,370)
Total	$1,070,818	(12,491)	1,197,254	(133,250)	2,268,072	(145,741)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	245,675	(7,946)	245,675	(7,946)
Government-agency obligations	8,541	(31)	—	—	8,541	(31)
Mortgage-backed securities	133,316	(4,119)	984,261	(112,334)	1,117,577	(116,453)
Asset-backed securities	20,493	(129)	1,605	(138)	22,098	(267)
State and municipal obligations	21,613	(665)	53,173	(6,758)	74,786	(7,423)
Corporate obligations	8,994	(6)	18,742	(1,555)	27,736	(1,561)
Total	$192,957	(4,949)	1,303,456	(128,732)	1,496,412	(133,681)
The number of available for sale debt securities in an unrealized loss position as of June 30, 2026 totaled 540, compared with 406 as of December 31, 2025. The increase in the number of securities in an unrealized loss position as of June 30, 2026, was mainly due to higher current market interest rates compared to rates as of December 31, 2025. All securities in an unrealized loss position were investment grade as of June 30, 2026.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $22,000 and $16,000, as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$1,000	—	(4)	996
State and municipal obligations	264,676	113	(7,072)	257,717
Corporate obligations	570	—	(2)	568
	$266,246	113	(7,078)	259,281

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$3,400	—	(22)	3,378
State and municipal obligations	276,600	156	(7,045)	269,711
Corporate obligations	2,143	—	(14)	2,129
	$282,143	156	(7,081)	275,218
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.7 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $1.6 million and $4.4 million, respectively. As to these calls on securities, for the three and six months ended June 30, 2026, there were gross gains of $3,000 and no gross losses related to these calls on securities. For the three and six months ended June 30, 2025, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $5.2 million and $10.1 million, respectively. As to these calls on securities, for the three months ended June 30, 2025, there were no gross gains or gross losses, while for the six months ended June 30, 2025, there were no gross gains, while gross losses totaled $1,200.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of June 30, 2026 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.
The amortized cost and fair value of held to maturity debt securities as of June 30, 2026 by contractual maturity, excluding allowances for credit losses of $22,000 as of June 30, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2026
	Amortized cost	Fair value
Due in one year or less	$48,979	48,937
Due after one year through five years	148,654	147,682
Due after five years through ten years	65,531	60,175
Due after ten years	3,082	2,487
	$266,246	259,281
The number of held to maturity debt securities in an unrealized loss position as of June 30, 2026 totaled 185, compared with 221 as of December 31, 2025. The decrease in the number of securities in an unrealized loss position as of June 30, 2026, was mainly due to a decline in the number of securities held in the held to maturity portfolio as of June 30, 2026, compared with December 31, 2025.

Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of June 30, 2026 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$1,000	—	—	—	—	1,000
State and municipal obligations	43,936	187,330	16,913	—	16,497	264,676
Corporate obligations	—	570	—	—	—	570
	$44,936	187,900	16,913	—	16,497	266,246

	December 31, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$3,400	—	—	—	—	3,400
State and municipal obligations	44,930	199,977	20,896	—	10,797	276,600
Corporate obligations	—	573	1,570	—	—	2,143
	$48,330	200,550	22,466	—	10,797	282,143

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of June 30, 2026, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 71% rated AA, 6% rated A, and less than 6% either below an A rating or not rated by Moody’s or Standard and Poor’s.
The following table shows gross unrealized losses and estimated fair value of held to maturity debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	996	(4)	996	(4)
State and municipal obligations	31,337	(72)	82,586	(7,000)	113,923	(7,072)
Corporate obligations	—	—	568	(2)	568	(2)
Total	$31,337	(72)	84,150	(7,006)	115,487	(7,078)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	3,388	(22)	3,388	(22)
State and municipal obligations	3,353	(1)	127,012	(7,044)	130,365	(7,045)
Corporate obligations	—	—	2,129	(14)	2,129	(14)
Total	$3,353	(1)	132,529	(7,080)	135,882	(7,081)
Note 3. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,502,579	7,398,792
Multi-family	3,806,823	3,667,337
Construction	638,933	662,112
Residential	1,938,704	1,974,324
Total mortgage loans	13,887,039	13,702,565
Commercial loans (1)	5,565,030	5,200,517
Consumer loans	607,373	612,431
Total gross loans	20,059,442	19,515,513
Premiums on purchased loans	1,663	1,524
Net deferred fees	(15,353)	(12,976)
Total loans	$20,045,752	19,504,061
(1) Commercial loans consist of owner-occupied real estate loans, commercial and industrial loans and mortgage warehouse lines.
Accrued interest on loans totaled $83.7 million and $82.2 million as of June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	June 30, 2026
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$2,301	—	21,338	—	23,639	7,478,940	7,502,579	21,338
Multi-family	1,570	—	266	—	1,836	3,804,987	3,806,823	266
Construction	—	—	2,854	—	2,854	636,079	638,933	2,854
Residential	6,393	5,929	7,834	—	20,156	1,918,548	1,938,704	7,834
Total mortgage loans	10,264	5,929	32,292	—	48,485	13,838,554	13,887,039	32,292
Commercial loans	1,474	828	103,383	—	105,685	5,459,345	5,565,030	94,903
Consumer loans	1,401	1,577	1,210	—	4,188	603,185	607,373	1,210
Total gross loans	$13,139	8,334	136,885	—	158,358	19,901,084	20,059,442	128,405

	December 31, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$15,652	—	26,856	—	42,508	7,356,284	7,398,792	22,506
Multi-family	—	932	2,268	—	3,200	3,664,137	3,667,337	2,268
Construction	—	—	5,159	—	5,159	656,953	662,112	5,159
Residential	8,344	4,177	9,062	—	21,583	1,952,741	1,974,324	9,062
Total mortgage loans	23,996	5,109	43,345	—	72,450	13,630,115	13,702,565	38,995
Commercial loans	1,303	633	33,219	—	35,155	5,165,362	5,200,517	26,655
Consumer loans	2,209	781	1,856	—	4,846	607,585	612,431	1,856
Total gross loans	$27,508	6,523	78,420	—	112,451	19,403,062	19,515,513	67,506
Included in loans held for investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $136.9 million and $78.4 million as of June 30, 2026 and December 31, 2025, respectively. Included in non-accrual loans were $33.5 million and $49.5 million of loans which were less than 90 days past due as of June 30, 2026 and December 31, 2025, respectively. There were no loans 90 days or greater past due and still accruing interest as of June 30, 2026 and December 31, 2025.
Included in non-performing loans are four commercial loans on senior housing properties totaling $81.8 million that are the subject of related bankruptcy filings. These loans have no prior charge-off history and require no specific reserve allocations due to strong collateral values, which are supported by appraisals received in 2026 and, more recently, initial bids submitted through the ongoing bankruptcy sale process.
The activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2026
Balance at beginning of period	$126,934	45,038	5,025	176,997
Provision charge (benefit) to operations	2,528	6,861	186	9,575
Recoveries of loans previously charged-off	27	64	160	251
Loans charged-off	(486)	(1,507)	(174)	(2,167)
Balance at end of period	$129,003	50,456	5,197	184,656

2025
Balance at beginning of period	$140,683	45,901	5,186	191,770
Provision charge (benefit) to operations	(8,233)	5,582	1	(2,650)
Recoveries of loans previously charged-off	41	75	113	229
Loans charged-off	(1,044)	(330)	(104)	(1,478)
Balance at end of period	$131,447	51,228	5,196	187,871

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2026
Balance at beginning of period	$128,601	51,127	5,039	184,767
Provision (benefit) charge to operations	1,277	3,389	259	4,925
Recoveries of loans previously charged-off	46	301	410	757
Loans charged-off	(921)	(4,361)	(511)	(5,793)
Balance at end of period	$129,003	50,456	5,197	184,656

2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision charge to operations	(12,054)	9,758	(29)	(2,325)
Initial allowance on credit loans related to PCD loans	—	—	—	—
Recoveries of loans previously charged-off	847	354	304	1,505
Loans charged-off	(1,933)	(2,526)	(282)	(4,741)
Balance at end of period	$131,447	51,228	5,196	187,871
For the three and six months ended June 30, 2026, the Company recorded a $9.6 million and a $4.9 million provision for credit losses on loans, respectively. The provision for credit losses on loans for the three and six months ended June 30, 2026 was primarily attributable to overall growth in the loan portfolio, combined with an increase in specific reserves on individually evaluated loans. For the three and six months ended June 30, 2026, net charge-offs totaled $1.9 million and $5.0 million, respectively.
The following table summarizes the Company's gross charge-offs recorded during the three months ended June 30, 2026 by year of origination (in thousands):

	2026	2025	2024	2023	2022	Prior to 2022	Total Loans

Mortgage loans:
Multi-family	—	—	—	—	—	486	486
Total mortgage loans	—	—	—	—	—	486	486
Commercial loans	—	1,507	—	—	—	—	1,507
Consumer loans (1)	2	—	—	3	—	43	48
Total gross loans	$2	1,507	—	3	—	530	2,042
(1) During the three months ended June 30, 2026, charge-offs on consumer overdraft accounts totaled $126,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the six months ended June 30, 2026 by year of origination (in thousands):

	2026	2025	2024	2023	2022	Prior to 2022	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	234	234
Multi-family	—	201	—	—	—	486	687
Total mortgage loans	—	201	—	—	—	720	921
Commercial loans	—	2,830	—	167	1,336	28	4,361
Consumer loans (1)	11	—	—	15	—	151	178
Total gross loans	$11	3,031	—	182	1,336	900	5,459
(1) During the six months ended June 30, 2026, charge-offs on consumer overdraft accounts totaled $333,000, which are not included in the table above.
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
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of June 30, 2026, there were 53 loans totaling $122.7 million, compared to 28 loans totaling $63.3 million as of December 31, 2025, that were individually evaluated for impairment.
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
For loans deemed collateral-dependent as defined above, the fair value is based on the underlying collateral. As of June 30, 2026 and December 31, 2025, the Company had collateral-dependent loans with fair values of $111.8 million and $54.5 million secured by commercial real estate, respectively.
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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 (in thousands):

	For the three months ended June 30, 2026
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type	Total of loan modifications	% of Total Class of Loans

Mortgage loans:
Commercial	$10,652	—	120	—	10,772	0.14%
Multi-family	—	—	—	—	—	—%
Construction	—	—	6,639	—	6,639	1.04%
Total mortgage loans	10,652	—	6,759	—	17,410	0.13%
Commercial loans	5,233	—	—	—	5,233	0.09%
Total gross loans	$15,885	—	6,759	—	22,644	0.11%

	For the six months ended June 30, 2026
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type	Total of loan modifications	% of Total Class of Loans

Mortgage loans:
Commercial	$10,652	3,291	120	—	14,063	0.19%
Multi-family	—	—	—	—	—	—%
Construction	—	—	6,639	—	6,639	1.04%
Total mortgage loans	10,652	3,291	6,759	—	20,701	0.15%
Commercial loans	7,627	—	474	397	8,498	0.15%
Total gross loans	$18,279	3,291	7,233	397	29,199	0.15%
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
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	9	0.76%
Multi-family	0	—%
Construction	1	1.82%
Total mortgage loans	7	0.97%
Commercial loans	3	—%
Total gross loans	6	0.61%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2026 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	5	0.40%
Multi-family	0	—%
Construction	1	1.82%
Total mortgage loans	4	0.60%
Commercial loans	10	(0.14)%
Total gross loans	9	0.19%
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
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and six months ended June 30, 2026 and June 30, 2025, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2026 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$11,737	—	—	—	—	11,737
Multi-family	—	—	—	—	—	—
Construction	6,639	—	—	—	—	6,639
Total mortgage loans	18,375	—	—	—	—	18,375
Commercial loans	27,231	—	—	—	—	27,231
Total gross loans	$45,606	—	—	—	—	45,606
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

Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as Purchase Credit Deteriorated ("PCD") loans. As of June 30, 2026, the balance of PCD loans totaled $457.8 million with a related allowance for credit losses of $4.1 million. The balance of PCD loans as of December 31, 2025 was $509.7 million with a related allowance for credit losses of $4.6 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2026 and December 31, 2025 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of June 30, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	7,014	—	16,464	32,744	102,981	—	—	159,203
Substandard	3,773	5,773	—	46	5,347	59,482	1,409	—	75,830
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,773	12,787	—	16,510	38,091	162,463	1,409	—	235,033
Pass/Watch	548,797	908,852	440,130	756,653	1,300,001	3,156,272	148,085	8,756	7,267,546

Total Commercial Mortgage	$552,570	921,639	440,130	773,163	1,338,092	3,318,735	149,494	8,756	7,502,579

Multi-family
Special mention	$—	—	—	18,382	—	—	—	—	18,382
Substandard	—	—	—	—	—	3,071	—	—	3,071
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	18,382	—	3,071	—	—	21,453
Pass/Watch	311,320	728,336	318,142	515,846	572,387	1,324,526	13,325	1,488	3,785,370
Total Multi-Family	$311,320	728,336	318,142	534,228	572,387	1,327,597	13,325	1,488	3,806,823

Construction
Special mention	$22,135	—	—	—	—	1,084	—	—	23,219
Substandard	—	—	—	—	—	2,872	—	—	2,872
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	22,135	—	—	—	—	3,956	—	—	26,091
Pass/Watch	41,269	216,745	209,100	54,049	77,945	13,734	—	—	612,842
Total Construction	$63,404	216,745	209,100	54,049	77,945	17,690	—	—	638,933

Residential (1)

	Gross Loans Held for Investment by Year of Origination as of June 30, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$—	—	1,174	953	1,009	2,266	—	—	5,402
Substandard	—	—	162	2,877	680	3,578	—	—	7,297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	1,336	3,830	1,689	5,844	—	—	12,699
Pass/Watch	44,050	150,337	118,661	291,598	354,030	967,329	—	—	1,926,005
Total Residential	$44,050	150,337	119,997	295,428	355,719	973,173	—	—	1,938,704

Total Mortgage
Special mention	$22,135	7,014	1,174	35,799	33,753	106,331	—	—	206,206
Substandard	3,773	5,773	162	2,923	6,027	69,003	1,409	—	89,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	25,908	12,787	1,336	38,722	39,780	175,334	1,409	—	295,276
Pass/Watch	945,436	2,004,270	1,086,033	1,618,146	2,304,363	5,461,861	161,410	10,244	13,591,763
Total Mortgage	$971,344	2,017,057	1,087,369	1,656,868	2,344,143	5,637,195	162,819	10,244	13,887,039

Commercial
Special mention	$3,014	7,597	9,049	8,918	24,305	30,353	25,579	—	108,815
Substandard	—	2,707	—	25,230	124,599	64,801	25,222	2,165	244,724
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,014	10,304	9,049	34,148	148,904	95,154	50,801	2,165	353,539
Pass/Watch	494,816	841,591	594,873	315,634	474,320	1,151,736	1,291,670	46,851	5,211,491
Total Commercial	$497,830	851,895	603,922	349,782	623,224	1,246,890	1,342,471	49,016	5,565,030

Consumer (1)
Special mention	$—	17	209	280	—	—	1,386	142	2,034
Substandard	—	—	—	32	74	106	627	133	972
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	17	209	312	74	106	2,013	275	3,006
Pass/Watch	12,892	24,901	21,046	28,461	43,925	109,225	344,430	19,487	604,367
Total Consumer	$12,892	24,918	21,255	28,773	43,999	109,331	346,443	19,762	607,373

Total Loans
Special mention	$25,149	14,628	10,432	44,997	58,058	136,684	26,965	142	317,055
Substandard	3,773	8,480	162	28,185	130,700	133,910	27,258	2,298	334,766
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	28,922	23,108	10,594	73,182	188,758	270,594	54,223	2,440	651,821
Pass/Watch	1,453,144	2,870,762	1,701,952	1,962,241	2,822,608	6,722,822	1,797,510	76,582	19,407,621

	Gross Loans Held for Investment by Year of Origination as of June 30, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Total Gross Loans	$1,482,066	2,893,870	1,712,546	2,035,423	3,011,366	6,993,416	1,851,733	79,022	20,059,442
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	1,549	39,287	47,805	33,971	503	—	129,128
Substandard	9,869	—	57	471	15,875	60,111	748	—	87,131
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	—	1,606	39,758	63,680	94,082	1,251	—	216,259
Pass/Watch	901,891	336,732	851,026	1,409,458	888,049	2,630,266	156,215	8,896	7,182,533
Total Commercial Mortgage	$917,773	336,732	852,632	1,449,216	951,729	2,724,348	157,466	8,896	7,398,792

Multi-family
Special mention	$—	—	—	2,946	—	—	—	—	2,946
Substandard	—	—	—	—	—	41,593	—	—	41,593
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,946	—	41,593	—	—	44,539
Pass/Watch	744,514	316,398	522,511	622,238	350,499	1,049,876	15,250	1,512	3,622,798
Total Multi-Family	$744,514	316,398	522,511	625,184	350,499	1,091,469	15,250	1,512	3,667,337

Construction
Special mention	$—	—	14,497	6,639	—	—	—	—	21,136
Substandard	—	—	—	—	5,177	—	—	—	5,177
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	14,497	6,639	5,177	—	—	—	26,313
Pass/Watch	150,350	206,323	162,757	101,335	15,034	—	—	—	635,799
Total Construction	$150,350	206,323	177,254	107,974	20,211	—	—	—	662,112

Residential (1)
Special mention	$—	—	946	582	264	1,845	—	—	3,637
Substandard	—	1,746	2,263	1,410	1,024	1,795	—	—	8,238
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Total criticized and classified	—	1,746	3,209	1,992	1,288	3,640	—	—	11,875
Pass/Watch	145,286	124,273	303,120	365,323	287,067	737,380	—	—	1,962,449
Total Residential	$145,286	126,019	306,329	367,315	288,355	741,020	—	—	1,974,324

Total Mortgage
Special mention	$6,013	—	16,992	49,454	48,069	35,816	503	—	156,847
Substandard	9,869	1,746	2,320	1,881	22,076	103,499	748	—	142,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	1,746	19,312	51,335	70,145	139,315	1,251	—	298,986
Pass/Watch	1,942,041	983,726	1,839,414	2,498,354	1,540,649	4,417,522	171,465	10,408	13,403,579
Total Mortgage	$1,957,923	985,472	1,858,726	2,549,689	1,610,794	4,556,837	172,716	10,408	13,702,565

Commercial
Special mention	$1,005	423	17,930	63,499	26,067	34,829	20,217	1,916	165,886
Substandard	2,381	10,661	10,205	57,554	29,348	35,213	36,631	1,487	183,480
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,386	11,084	28,135	121,053	55,415	70,042	56,848	3,403	349,366
Pass/Watch	934,987	628,374	305,811	526,728	304,459	971,734	1,121,228	57,830	4,851,151
Total Commercial	$938,373	639,458	333,946	647,781	359,874	1,041,776	1,178,076	61,233	5,200,517

Consumer (1)
Special mention	$—	—	20	—	—	7	806	23	856
Substandard	—	125	81	219	—	310	828	46	1,609
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	125	101	219	—	317	1,634	69	2,465
Pass/Watch	31,702	26,282	32,156	45,444	31,271	87,759	338,858	16,494	609,966
Total Consumer	$31,702	26,407	32,257	45,663	31,271	88,076	340,492	16,563	612,431

Total Loans
Special mention	$7,018	423	34,942	112,953	74,136	70,652	21,526	1,939	323,589
Substandard	12,250	12,532	12,606	59,654	51,424	139,022	38,207	1,533	327,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	19,268	12,955	47,548	172,607	125,560	209,674	59,733	3,472	650,817
Pass/Watch	2,908,730	1,638,382	2,177,381	3,070,526	1,876,379	5,477,015	1,631,551	84,732	18,864,696
Total Gross Loans	$2,927,998	1,651,337	2,224,929	3,243,133	2,001,939	5,686,689	1,691,284	88,204	19,515,513
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 4. Deposits
Deposits as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Savings	$1,582,750	1,589,259
Money market	4,044,648	3,693,285
Negotiable Order of Withdrawal ("NOW") (1)	6,665,950	6,994,610
Non-interest bearing	3,808,318	3,714,253
Certificates of deposit (2)	3,443,503	3,287,276
Total deposits	$19,545,169	19,278,683
(1) Our insured cash sweep product totaled $1.05 billion and $1.08 billion as of June 30, 2026 and December 31, 2025, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $965.7 million and $930.0 million as of June 30, 2026 and December 31, 2025, respectively. Additionally, reciprocal Certificate of Deposit Account Registry Service product totaled $2.5 million as of June 30, 2026 and December 31, 2025.
Within total deposits, brokered deposits totaled $1.27 billion and $769.6 million as of June 30, 2026 and December 31, 2025, respectively.
Note 5. Borrowed Funds
Borrowed funds as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$85,006	95,007
FHLBNY line of credit	734,000	275,000
FHLBNY advances	1,586,945	1,739,735
Purchase accounting adjustment ("PAA") on borrowed funds	1,581	2,213
Total borrowed funds	$2,407,532	2,111,955
Total long-term borrowings totaled $451.6 million and $550.0 million as of June 30, 2026 and December 31, 2025, respectively, while total short-term borrowings totaled $1.96 billion and $1.56 billion as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, Federal Home Loan Bank of New York ("FHLBNY") advances were at fixed rates and mature between July 2026 and January 2031, and as of December 31, 2025, FHLBNY advances were at fixed rates with maturities between January 2026 and August 2030. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland Bancorp, Inc. ("Lakeland") merger as of June 30, 2026 are as follows (in thousands):

2026
Due in one year or less	$1,870,945
Due after one year through two years	350,000
Due after two years through three years	—
Due after three years through four years	100,000
Thereafter	—
PAA on borrowed funds	1,581
Total FHLBNY advances and overnight borrowings	$2,322,526
Scheduled maturities of securities sold under repurchase agreements as of June 30, 2026 are as follows (in thousands):

2026
Due in one year or less	$85,006
Total securities sold under repurchase agreements	$85,006
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of June 30, 2026 and December 31, 2025, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.18 billion and $2.41 billion, respectively.
Interest expense on borrowings for the three and six months ended June 30, 2026 amounted to $24.0 million and $45.4 million, respectively, while amortization expense related to purchase accounting adjustments for the three and six months ended June 30, 2026 amounted to a benefit of $316,000 and $632,000, respectively. Interest expense on borrowings for the three and six months ended June 30, 2025 amounted to $24.8 million and $43.1 million, respectively, while amortization expense related to purchase accounting adjustments for the three and six months ended June 30, 2025 amounted to a benefit of $316,000 and $868,000, respectively.
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
Net periodic benefit costs for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2026 and 2025 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	—	1	1	$—	—	2	2
Interest cost	298	299	171	148	596	598	342	296
Expected return on plan assets	(900)	(825)	—	—	(1,800)	(1,650)	—	—
Amortization of the net loss (gain)	—	—	(187)	(459)	—	—	(374)	(918)
Net periodic (decrease) in benefit cost	$(602)	(526)	(15)	(310)	$(1,204)	(1,052)	(30)	(620)
In its consolidated financial statements for the year ended December 31, 2025, the Company previously disclosed that it does not expect to contribute to the pension plan in 2026. As of June 30, 2026, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2026 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.

Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures." This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, with early adoption in the interim period permitted. The Company is currently evaluating the impact and does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
Note 8. Contingencies
The Company is involved in various legal actions and claims arising in the normal course of its business. Liabilities for loss contingencies arising from such litigation and claims are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
As of June 30, 2026, $2.1 million was recorded in total contingent litigation reserves.
The Company is currently under examination by the New Jersey Division of Taxation for tax years ended December 31, 2020 through 2023. The New Jersey Division of Taxation has provided the Company with a preliminary assessment of approximately $14 million in additional Corporate Business Tax ("CBT") for the tax years under examination plus interest and penalties of approximately $7 million and has requested certain information related to earlier tax years. The preliminary assessment is related to a tax position associated with CBT nexus and sourcing of receipts for the ratio used to determine the Company’s income subject to CBT in New Jersey.
Management and its tax advisors continue to engage in discussions with the New Jersey Division of Taxation and believe the Company has a supportable position regarding its New Jersey nexus, and sourcing of income.
Based on our assessment of the technical merits of its position and the facts and circumstances currently available, including our commitment to pursue all available avenues to support and defend its position, management has concluded that as of June 30, 2026, it is more likely than not that the Company’s position will be sustained at the conclusion of the examination or subsequently and therefore recognition of a liability for an uncertain tax position is not required as of the reporting date. As a result of factual and legal developments affecting the years subsequent to those under examination, the New Jersey CBT issues to which the preliminary assessment relates no longer existed after the period examined by the New Jersey Division of Taxation.
The Company will continue to monitor developments and reassess its conclusion as the examination proceeds, and additional information becomes available.

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
For the three and six months ended June 30, 2026, the Company recorded a $248,000 recapture of provision and a $2.3 million provision for credit losses for off-balance sheet credit exposures, respectively. For the three and six months ended June 30, 2025, the Company recorded a $241,000 recapture of provision and a $69,000 provision for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $9.1 million as of June 30, 2026 and $6.8 million as of December 31, 2025, and is included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2026 and December 31, 2025.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2026 and December 31, 2025.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2026 or December 31, 2025.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$194,235	194,235	—	—
Government-agency obligations	28,694	—	28,694	—
Mortgage-backed securities	2,805,031	—	2,805,031	—
Asset-backed securities	35,408	—	35,408	—
State and municipal obligations	112,384	—	112,384	—
Corporate obligations	110,704	—	110,704	—
Total available for sale debt securities	3,286,456	194,235	3,092,221	—
Equity securities	20,108	20,108	—	—
Derivative assets	116,674	—	116,674	—
	$3,423,238	214,343	3,208,895	—

Derivative liabilities	$111,598	—	111,598	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$111,845	—	—	111,845
Foreclosed assets	963	—	—	963
	$112,808	—	—	112,808

	Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	—	—
Government-agency obligations	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	—	41,761	—
State and municipal obligations	112,999	—	112,999	—
Corporate obligations	97,366	—	97,366	—
Total available for sale debt securities	3,164,756	266,744	2,898,012	—
Equity Securities	19,875	19,875	—	—
Derivative assets	105,734	—	105,734	—
	$3,290,365	286,619	3,003,746	—

Derivative liabilities	$108,102	—	108,102	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$54,506	—	—	54,506
Foreclosed assets	2,015	—	—	2,015
	$56,521	—	—	56,521

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026.
Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of June 30, 2026, there was no cash collateral pledged to secure loan level swaps and risk participation agreements. As of December 31, 2025 $2.4 million was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date (i.e., exit pricing). The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.
The fair value for significant non-performing loans (i.e., loans greater than $1.0 million) was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows, net of cost to sell. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2026 and December 31, 2025. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of June 30, 2026 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$228,293	228,293	228,293	—	—
Available for sale debt securities:
U.S. Treasury obligations	$194,235	194,235	194,235	—	—
Government-agency obligations	28,694	28,694	—	28,694	—
Mortgage-backed securities	2,805,031	2,805,031	—	2,805,031	—
Asset-backed securities	35,408	35,408	—	35,408	—
State and municipal obligations	112,384	112,384	—	112,384	—
Corporate obligations	110,704	110,704	—	110,704	—
Total available for sale debt securities	$3,286,456	3,286,456	194,235	3,092,221	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	1,000	996	—	996	—
State and municipal obligations	264,654	257,717	—	257,717	—
Corporate obligations	570	568	—	568	—
Total held to maturity debt securities, net of allowance for credit losses	$266,224	259,281	—	259,281	—
FHLBNY stock	130,672	130,672	130,672	—	—
Equity securities	20,108	20,108	20,108	—	—
Loans, net of allowance for credit losses	19,866,574	19,818,268	—	—	19,818,268
Derivative assets	116,674	116,674	—	116,674	—

Financial liabilities:
Deposits other than certificates of deposits	$16,101,666	16,101,666	16,101,666	—	—
Certificates of deposit	3,443,503	3,442,820	—	3,442,820	—
Total deposits	$19,545,169	19,544,486	16,101,666	3,442,820	—
Borrowings	2,407,532	2,407,165	—	2,407,165	—
Subordinated debentures	409,065	437,180	—	437,180	—
Derivative liabilities	111,598	111,598	—	111,598	—

		Fair Value Measurements as of December 31, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$211,484	211,484	211,484	—	—
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	266,744	—	—
Government-agency obligations	33,539	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	41,761	—	41,761	—
State and municipal obligations	112,999	112,999	—	112,999	—
Corporate obligations	97,366	97,366	—	97,366	—
Total available for sale debt securities	$3,164,756	3,164,756	266,744	2,898,012	—
Held to maturity debt securities:
Government-agency obligations	3,400	3,378	—	3,378	—
State and municipal obligations	276,585	269,711	—	269,711	—
Corporate obligations	2,142	2,129	—	2,129	—
Total held to maturity debt securities	$282,127	275,218	—	275,218	—
FHLBNY stock	115,687	115,687	115,687	—	—
Equity securities	19,875	19,875	19,875	—	—
Loans, net of allowance for credit losses	19,334,004	19,421,891	—	—	19,421,891
Derivative assets	105,734	105,734	—	105,734	—

Financial liabilities:
Deposits other than certificates of deposits	$15,991,407	15,991,407	15,991,407	—	—
Certificates of deposit	3,287,276	3,288,485	—	3,288,485	—
Total deposits	$19,278,683	19,279,892	15,991,407	3,288,485	—
Borrowings	2,111,955	2,116,467	—	2,116,467	—
Subordinated debentures	406,582	433,450	—	433,450	—
Derivative liabilities	108,102	108,102	—	108,102	—

Note 11. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$(11,894)	3,324	(8,570)	17,700	(8,555)	9,145
Reclassification adjustment for gains included in net income	806	(225)	581	—	—	—
Total	(11,088)	3,099	(7,989)	17,700	(8,555)	9,145
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	3,673	(1,026)	2,647	(976)	277	(699)
Reclassification adjustment for (gains) included in net income	(46)	13	(33)	(2,289)	648	(1,641)
Total	3,627	(1,013)	2,614	(3,265)	925	(2,340)
Amortization related to post-retirement obligations	(187)	52	(135)	(459)	130	(329)
Total other comprehensive income (loss)	$(7,648)	2,138	(5,510)	13,976	(7,500)	6,476

	Six months ended June 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$(29,506)	8,247	(21,259)	60,175	(24,244)	35,931
Reclassification adjustment for (gains) losses on securities sales included in net income	806	(225)	581	(87)	25	(62)
Total	(28,700)	8,022	(20,678)	60,088	(24,219)	35,869
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	7,189	(2,009)	5,180	(829)	235	(594)
Reclassification adjustment for (gains) included in net income	(139)	39	(100)	(4,229)	1,198	(3,031)
Total	7,050	(1,970)	5,080	(5,058)	1,433	(3,625)
Amortization related to post-retirement obligations	(211)	59	(152)	(919)	260	(659)
Total other comprehensive income (loss)	$(21,861)	6,111	(15,750)	54,111	(22,526)	31,585

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended June 30,
	2026				2025
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of March 31,	$(89,867)	2,837	607	(86,423)	(117,837)	5,817	1,774	(110,246)
Current - period other comprehensive income (loss)	(7,989)	(135)	2,614	(5,510)	9,145	(329)	(2,340)	6,476
Balance as of June 30,	$(97,856)	2,702	3,221	(91,933)	(108,692)	5,488	(566)	(103,770)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2026				2025
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(77,178)	2,854	(1,859)	(76,183)	(144,561)	6,147	3,059	(135,355)
Current - period other comprehensive income (loss)	(20,678)	(152)	5,080	(15,750)	35,869	(659)	(3,625)	31,585
Balance as of June 30,	$(97,856)	2,702	3,221	(91,933)	(108,692)	5,488	(566)	(103,770)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2026	2025
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$(806)	—	Net gain (loss) on securities transactions
	225	—	Income tax expense
	$(581)	—	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$46	2,289	Interest expense
	(13)	(648)	Income tax expense
	$33	1,641

Post-retirement obligations:
Amortization of actuarial gains	$(187)	(459)	Compensation and employee benefits (1)
	52	130	Income tax expense
	$(135)	(329)	Net of tax

Total reclassifications	$(683)	1,312	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2026	2025
Details of AOCI:
Available for sale debt securities:
Realized net gains (losses) on the sale of securities available for sale	$(806)	87	Net gain (loss) on securities transactions
	225	(25)	Income tax expense
	$(581)	62	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$139	4,229	Interest expense
	(39)	1,198	Income tax expense
	$100	5,427

Post-retirement obligations:
Amortization of actuarial gains	$(211)	(919)	Compensation and employee benefits (1)
	59	260	Income tax expense
	$(152)	(659)	Net of tax

Total reclassifications	$(633)	4,830	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2026 and December 31, 2025, the Company had 418 and 438 loan related interest rate swaps with aggregate notional amounts of $3.88 billion and $4.00 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of June 30, 2026, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For June 30, 2026 and December 31, 2025, the Company had 8 and 10 credit derivatives, respectively, with aggregate notional amounts of $112.8 million and $98.6 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of June 30, 2026 and December 31, 2025, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $2.1 million will be reclassified as a reduction to interest expense. As of June 30, 2026, the Company had eight outstanding interest rate derivatives with an aggregate notional amount of $675.0 million that were each designated as a cash flow hedge of interest rate risk, compared to seven outstanding interest rate derivatives with an aggregate notional amount of $575.0 million, as of December 31, 2025.
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

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of June 30, 2026 and December 31, 2025 (in thousands).

	Fair Values of Derivative Instruments as of June 30, 2026
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,939,076	Other assets	$111,385	$1,939,076	Other liabilities	$111,568
Credit contracts	43,243	Other assets	11	69,591	Other liabilities	(19)
Total derivatives not designated as a hedging instrument			111,396			111,549

Derivatives designated as a hedging instrument:
Interest rate products	550,000	Other assets	4,325	125,000	Other liabilities	260
Total gross derivative amounts recognized on the balance sheet			115,721			111,809

Netting Adjustments			4,325			—
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$111,396			$111,809

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$1,812			$1,812
Cash collateral - institutional counterparties			105,617			—
Net derivatives not offset			$3,967			$109,997

	Fair Values of Derivative Instruments as of December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,000,609	Other assets	$105,251	$2,000,609	Other liabilities	$105,453
Credit contracts	33,385	Other assets	9	65,167	Other liabilities	—
Total derivatives not designated as a hedging instrument			105,260			105,453

Derivatives designated as a hedging instrument:
Interest rate products	—	Other assets	—	575,000	Other liabilities	2,670
Total gross derivative amounts recognized on the balance sheet			105,260			108,123

Netting Adjustments			—			1,678
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,260			$106,445

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$7,814			$7,814
Cash collateral - institutional counterparties			89,000			—
Net derivatives not offset			$8,446			$98,631
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended June 30, 2026 and December 31, 2025.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2026 and 2025 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2026	June 30, 2025
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$44	(24)
Credit contracts	Other income (loss)	135	(118)
Total		$179	(142)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(46)	(2,289)
Total		$(46)	(2,289)

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2026	June 30, 2025
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (loss)	$22	(111)
Credit contracts	Other income (loss)	132	(118)
Total		$154	(229)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(138)	(4,229)
Total		$(138)	(4,229)
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
As of June 30, 2026, the Company had six dealer counterparties, of which, the Company was in a net asset position with respect to all of its counterparties.
Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and six months ended June 30, 2026, the out-of-scope revenue related to financial instruments was 91.1% and 91.0% of the Company's total revenue, compared to 92.1% and 92.0% for the three and six months ended June 30, 2025, respectively. Revenue generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,517	6,948	14,920	14,275
Insurance agency income	5,446	4,942	12,296	10,593
Banking service charges and other fees:
Service charges on deposit accounts	5,439	5,104	10,642	9,847
Debit card and ATM fees	1,244	1,283	2,397	2,431
Total banking service charges and other fees	6,683	6,387	13,039	12,278
Total in-scope non-interest income	19,646	18,277	40,255	37,146
Total out-of-scope non-interest income	12,327	8,798	23,172	16,959
Total non-interest income	$31,973	27,075	63,427	54,105
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
Note 14. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	Classification	June 30, 2026	December 31, 2025
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$59,340	57,941
Lease Liabilities:
Operating lease liabilities	Other liabilities	$62,821	61,125
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
As of June 30, 2026, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 6.8 years and 3.47%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2026	Three months ended June 30, 2025
Lease Costs
Operating lease cost	$3,631	3,471
Variable lease cost	1,037	934
Total lease cost	$4,668	4,405

	Six months ended June 30, 2026	Six months ended June 30, 2025
Lease Costs
Operating lease cost	$7,301	7,015
Variable lease cost	2,226	2,041
Total lease cost	$9,527	9,056

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2026	Six months ended June 30, 2025
Operating cash flows from operating leases	$6,530	6,866

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2025	$6,626
2026	12,421
2027	11,188
2028	9,914
2029	8,868
Thereafter	22,073
Total future minimum lease payments	71,090
Amounts representing interest	8,269
Present value of net future minimum lease payments	$62,821
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
The following table represents segment information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income on loans	$288,091	282,110	$567,394	555,141
Interest income on cash and debt securities	38,504	34,198	74,267	66,513
Total interest income	326,595	316,308	641,661	621,654
Total interest expense	123,915	129,214	245,238	252,832
Net interest income	202,680	187,094	396,423	368,822

Provision for credit losses	9,334	(2,888)	7,218	(2,250)
Net interest income after provision	193,346	189,982	389,205	371,072

Non-interest income:
Wealth management income	7,517	6,948	14,920	14,275
Insurance Agency Income	5,446	4,942	12,296	10,593
Other non-interest income (1)	19,010	15,185	36,211	29,237
Total non-interest income	31,973	27,075	63,427	54,105

Non-interest expense:
Compensation and employee benefits	67,289	63,249	133,485	125,615
Net occupancy expense	12,464	13,011	27,449	26,938
Data processing expense	9,388	9,599	19,034	19,203
Other non-interest expense (2)	30,117	28,755	56,431	59,125
Total non-interest expense	119,258	114,614	236,399	230,881

Income tax expense	27,914	30,462	58,668	58,287

Net income	$78,147	71,981	$157,565	136,009
(1) Other non-interest income items include fees and commissions, bank owned life insurance ("BOLI") and other miscellaneous income.
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
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. government, tariffs, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in legislation and regulations affecting financial institutions, including regulatory fees, capital requirements and tax laws, higher than expected tax and other liabilities, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date they are made. The Company advises readers that the factors listed above and other risks and uncertainties could affect the Company's financial performance and could cause the Company's actual results to differ materially from any forward-looking statements. The Company does not assume any duty, and does not undertake, to update any forward-looking statements to reflect events or circumstances after the date of such statement.
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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of June 30, 2026, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a provision of $9.6 million and $4.9 million for the three and six months ended June 30, 2026, and an overall coverage ratio of 92 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of June 30, 2026, the portfolio and class segments for the Company’s loan portfolio were:
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
On June 30, 2026, New Jersey enacted tax legislation containing several corporate tax provisions, including a temporary limitation on the utilization of Corporation Business Tax net operating loss deductions. Pursuant to ASC 740, Income Taxes, the Company recorded the effects of the enacted legislation in the second quarter of 2026. The impact on the Company's consolidated financial statements was immaterial.
COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2026 AND DECEMBER 31, 2025
Total assets as of June 30, 2026 were $25.66 billion, a $682.6 million increase from December 31, 2025. The increase in total assets was primarily due to a $541.7 million increase in loans held for investment and a $106.0 million increase in total investments.
The Company’s loans held for investment portfolio totaled $20.05 billion as of June 30, 2026 and $19.50 billion as of December 31, 2025. The loan portfolio consisted of the following:

	June 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,502,579	7,398,792
Multi-family	3,806,823	3,667,337
Construction	638,933	662,112
Residential	1,938,704	1,974,324
Total mortgage loans	13,887,039	13,702,565
Commercial loans (1)	5,251,096	4,843,466
Mortgage warehouse lines	313,934	357,051
Consumer loans	607,373	612,431
Total gross loans	20,059,442	19,515,513
Premiums on purchased loans	1,663	1,524
Net deferred fees and unearned discounts	(15,353)	(12,976)
Total loans held for investment	$20,045,752	19,504,061
(1) Commercial loans consist of owner-occupied real estate and commercial and industrial loans.
During the six months ended June 30, 2026, the loans held for investment portfolio had net increases of $407.6 million of commercial loans, $139.5 million of multi-family loans and $103.8 million of commercial mortgage loans, partially offset by net decreases of $43.1 million of mortgage warehouse lines, $35.6 million of residential mortgage loans, $23.2 million of construction loans and $5.1 million of consumer loans. Total commercial loans, including mortgage warehouse lines, commercial mortgage, multi-family and construction loans, represented 87.3% of the loan portfolio as of June 30, 2026, compared to 86.7% as of December 31, 2025.
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

We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of June 30, 2026, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $11.95 billion, or 59.6% of total loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any PAA, based on the collateral securing the loans, as of June 30, 2026 (in millions):

	Amount	Percentage of Total
Multi-family (1)	$4,170	34.3%
Retail	2,766	22.8
Industrial	2,371	19.5
Mixed	913	7.5
Office	767	6.3
Special use property	534	4.4
Residential	305	2.5
Hotel	137	1.1
Land	181	1.5
Total CRE, multi-family and construction loans	$12,144	100.0%
(1) Within the multi-family portfolio above, rent-stabilized loans totaled less than 1% of the portfolio as of June 30, 2026.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of June 30, 2026, as segregated by the geographic region in which the property is located (dollars in millions):

	Amount	Percentage of Total
New Jersey	$7,325	60.3%
New York	1,985	16.3
Pennsylvania	1,482	12.2
Other states	1,353	11.1
Total CRE, multi-family and construction loans	$12,144	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $187.5 million and $90.9 million, respectively, as of June 30, 2026, compared to $174.8 million and $65.7 million, respectively, as of December 31, 2025.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$21,338	$26,856
Multi-family	266	2,268
Construction	2,854	5,159
Residential	7,834	9,062
Total mortgage loans	32,292	43,345
Commercial loans	103,383	33,219
Consumer loans	1,210	1,856
Total non-performing loans	136,885	78,420
Foreclosed assets	963	2,015
Total non-performing assets	$137,848	80,435
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Mortgage loans:
Multi-family	$—	932
Residential	5,929	4,177
Total mortgage loans	5,929	5,109
Commercial loans	828	633
Consumer loans	1,577	781
Total 60-89 day delinquent loans	$8,334	6,523
As of June 30, 2026, the Company’s allowance for credit losses related to the loan portfolio was 0.92% of total loans, compared to 0.95% and 0.98% as of December 31, 2025 and June 30, 2025, respectively. The Company recorded a provision for credit losses on loans of $9.6 million and $4.9 million for the three and six months ended June 30, 2026, respectively, compared with a recapture of provisions totaling $2.7 million and $2.3 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Company had net charge-offs of $1.9 million and $5.0 million, respectively, compared to net charge-offs of $1.2 million and $3.2 million, respectively, for the same periods in 2025. The allowance for credit losses decreased $0.1 million to $184.7 million as of June 30, 2026 from $184.8 million as of December 31, 2025. The decrease in the allowance for credit losses on loans as of June 30, 2026 compared to December 31, 2025 was due to net charge-offs of $5.0 million, partially offset by a $4.9 million provision for credit losses on loans.
Total non-performing loans were $136.9 million, or 0.68% of total loans as of June 30, 2026, compared to $78.4 million, or 0.40% of total loans as of December 31, 2025. Included in non-performing loans are four commercial loans on senior housing properties totaling $81.8 million that are the subject of related bankruptcy filings. These loans have no prior charge-off history and require no specific reserve allocations due to strong collateral values, which are supported by appraisals received in 2026 and, more recently, initial bids submitted through the ongoing bankruptcy sale process.

As of June 30, 2026 and December 31, 2025, the Company held foreclosed assets of $1.0 million and $2.0 million, respectively. Foreclosed assets as of June 30, 2026 was comprised of one commercial real estate property. Total non-performing assets as of June 30, 2026 increased $57.4 million to $137.9 million, or 0.54% of total assets, from $80.4 million, or 0.32% of total assets as of December 31, 2025.
Total investment securities were $3.57 billion as of June 30, 2026, a $106.0 million increase from December 31, 2025. This increase was primarily due to purchases of mortgage-backed securities, partially offset by an increase in unrealized losses on available for sale debt securities.
Total deposits increased $266.5 million during the six months ended June 30, 2026, to $19.55 billion. Total savings and demand deposit accounts increased $110.3 million to $16.10 billion as of June 30, 2026, while total time deposits increased $156.2 million to $3.44 billion as of June 30, 2026. The increase in savings and demand deposits was largely attributable to a $351.4 million increase in money market deposits and a $94.1 million increase in non-interest bearing demand deposits, partially offset by a $328.7 million decrease in interest bearing demand deposits. Within interest bearing demand deposits, municipal deposits decreased $443.4 million primarily due to seasonal outflows. The increase in time deposits was primarily attributable to a $149.3 million increase in brokered time deposits.
Borrowed funds increased $295.6 million during the six months ended June 30, 2026, to $2.41 billion. The increase in borrowed funds was largely used to fund seasonal outflows in municipal deposits and to replace maturing brokered deposits. Borrowed funds represented 9.4% of total assets as of June 30, 2026, an increase from 8.5% as of December 31, 2025.
Stockholders’ equity increased $73.8 million during the six months ended June 30, 2026, to $2.91 billion, primarily due to net income earned for the period, partially offset by cash dividends paid to stockholders and an increase in unrealized losses on available for sale debt securities. For the three and six months ended June 30, 2026, common stock repurchases totaled 25,799 shares at an average cost of $22.15 per share and 614,722 shares at an average cost of $21.09 per share, respectively, of which 126,180 shares at an average cost of $21.47 were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. As of June 30, 2026, approximately 2,199,471 shares remained eligible for repurchase under the current stock repurchase authorization.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of unpledged investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY, the Federal Reserve Bank of New York ("FRBNY") and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the six months ended June 30, 2026 and 2025, loan repayments totaled $4.72 billion and $3.79 billion, respectively.

The Company continues to monitor and focus on depositor behavior and borrowing capacity with FHLBNY and FRBNY, with current borrowing capacity of $4.38 billion and $2.96 billion, respectively, as of June 30, 2026. Our estimated uninsured and uncollateralized deposits as of June 30, 2026 totaled $5.00 billion, or 25.6% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of June 30, 2026, were $10.62 billion. Within time deposits, approximately $760.5 million, or 22.1% was uninsured as of June 30, 2026.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $5.28 billion for the six months ended June 30, 2026, compared to $4.30 billion for the same period in 2025. Purchases for the investment portfolio totaled $447.6 million for the six months ended June 30, 2026, compared to $802.3 million for the year ended December 31, 2025. As of June 30, 2026, the Bank had outstanding loan commitments to borrowers of $4.07 billion, including undisbursed home equity lines and personal credit lines of $660.3 million.
Total deposits increased $266.5 million during the six months ended June 30, 2026, to $19.55 billion. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.35 billion as of June 30, 2026. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

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
As of June 30, 2026, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2026
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$986,432	4.00%	986,432	4.00%	2,597,334	10.53%
Common equity Tier 1 risk-based capital	966,084	4.50	1,502,797	7.00	2,597,334	12.10
Tier 1 risk-based capital	1,288,112	6.00	1,824,825	8.50	2,597,334	12.10
Total risk-based capital	1,717,482	8.00	2,254,195	10.50	2,791,147	13.00

Company:
Tier 1 leverage capital	$986,645	4.00%	986,645	4.00%	2,274,024	9.22%
Common equity Tier 1 risk-based capital	966,660	4.50	1,503,693	7.00	2,274,024	10.59
Tier 1 risk-based capital	1,288,880	6.00	1,825,913	8.50	2,274,024	10.59
Total risk-based capital	1,718,506	8.00	2,255,540	10.50	2,905,519	13.53
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
(2) For a period of three years following completion of the merger with Lakeland, the Bank will be required to maintain a Tier 1 capital to total assets leverage ratio of at least 8.5% and a total capital to risk-based assets ratio of at least 11.25%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
General. The Company reported net income of $78.1 million, or $0.60 per basic and diluted share for the three months ended June 30, 2026, compared to net income of $72.0 million, or $0.55 per basic and diluted share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income totaled $157.6 million, or $1.21 per basic and diluted share, compared to $136.0 million, or $1.04 per basic and diluted share, for the six months ended June 30, 2025.
The following tables sets forth certain information for the three and six months ended June 30, 2026. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$73,162	$751	4.09%	75,714	788	4.21%
Available for sale debt securities	3,272,868	33,637	4.11	2,958,325	29,092	3.93
Held to maturity debt securities, net (1)	266,727	1,778	2.67	315,204	1,966	2.49
Equity securities, at fair value	19,986	123	2.46	19,235	214	4.44
Federal Home Loan Bank stock	132,390	2,215	6.62	133,447	2,138	6.44
Net loans: (2)
Total mortgage loans	13,636,285	195,381	5.75	13,398,650	192,792	5.77
Total commercial loans	5,327,395	82,757	6.23	4,816,237	78,854	6.57
Total consumer loans	605,579	9,953	6.59	612,418	10,464	6.85
Total net loans	19,569,259	288,091	5.90	18,827,305	282,110	6.01
Total interest earning assets	$23,334,392	$326,595	5.61%	22,329,230	316,308	5.68%
Non-Interest Earning Assets:
Cash and due from banks	162,746			150,464
Other assets	1,800,478			1,870,114

Total assets	$25,297,616			24,349,808
Interest Bearing Liabilities:
Demand deposits	$10,674,922	$63,736	2.39%	9,874,149	64,803	2.63%
Savings deposits	1,599,622	814	0.20	1,647,746	900	0.22
Time deposits	3,236,519	27,253	3.38	3,197,374	30,555	3.83
Total deposits	15,511,063	91,803	2.37	14,719,269	96,258	2.62
Borrowed funds	2,435,404	23,730	3.91	2,490,379	24,470	3.94
Subordinated debentures	408,260	8,382	8.23	403,286	8,487	8.44
Total interest bearing liabilities	$18,354,727	123,915	2.71%	17,612,934	129,215	2.94%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,716,104			3,700,132
Other non-interest bearing liabilities	329,223			352,400
Total non-interest bearing liabilities	4,045,327			4,052,532
Total liabilities	22,400,054			21,665,466
Stockholders' equity	2,897,562			2,684,342
Total liabilities and stockholders' equity	$25,297,616			24,349,808
Net interest income		$202,680			187,093
Net interest rate spread			2.90%			2.74%
Net interest-earning assets	$4,979,665			4,716,296
Net interest margin (3)			3.48%			3.36%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.27x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the six months ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$74,866	$1,437	3.87%	77,882	1,463	4.21%
Available for sale debt securities	3,245,371	65,095	4.01	2,893,373	56,505	3.91
Held to maturity debt securities, net (1)	270,266	3,572	2.64	317,607	3,962	2.50
Equity securities, at fair value	19,987	244	2.44	19,212	422	3.01
Federal Home Loan Bank stock	126,378	3,919	12.41	120,883	4,161	6.92
Net loans: (2)
Total mortgage loans	13,615,283	386,884	5.72	13,351,451	379,845	5.73
Total commercial loans	5,241,339	160,658	6.18	4,747,564	154,673	6.57
Total consumer loans	605,872	19,852	6.61	610,728	20,623	6.81
Total net loans	19,462,494	567,394	5.87	18,709,743	555,141	5.98
Total interest earning assets	$23,199,362	641,661	5.60%	22,138,700	621,654	5.65%
Non-Interest Earning Assets:
Cash and due from banks	166,896			142,380
Other assets	1,796,506			1,919,313
Total assets	$25,162,764			24,200,393
Interest Bearing Liabilities:
Demand deposits	$10,716,751	$127,095	2.39%	9,984,248	130,235	2.63%
Savings deposits	1,603,069	1653	0.21	1,665,075	1,824	0.22
Time deposits	3,233,756	54,991	3.43	3,198,491	61,618	3.88
Total deposits	15,553,576	183,739	2.38	14,847,814	193,677	2.63
Borrowed funds	2,310,754	44,741	3.90	2,205,805	42,247	3.86
Subordinated debentures	407,643	16,758	8.29	402,665	16,907	8.47
Total interest bearing liabilities	$18,271,973	245,238	2.71%	17,456,284	252,831	2.92%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,680,552			3,709,602
Other non-interest bearing liabilities	324,834			373,029
Total non-interest bearing liabilities	4,005,386			4,082,631
Total liabilities	22,277,359			21,538,915
Stockholders' equity	2,885,405			2,661,478
Total liabilities and stockholders' equity	$25,162,764			24,200,393
Net interest income		$396,423			368,823
Net interest rate spread			2.89%			2.73%
Net interest-earning assets	$4,927,389			4,682,416
Net interest margin (3)			3.47%			3.35%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.27x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $15.6 million to $202.7 million for the three months ended June 30, 2026, from $187.1 million for the same period in 2025. Net interest income increased $27.6 million to $396.4 million for the six months ended June 30, 2026, from $368.8 million for the same period in 2025. The increase was primarily due to originations of new loans at current market rates, combined with favorable repricing of deposits.
The net interest margin increased 12 basis points to 3.48% for the quarter ended June 30, 2026, compared to 3.36% for the quarter ended June 30, 2025. The weighted average yield on interest-earning assets decreased 7 basis points to 5.61% for the quarter ended June 30, 2026, compared to 5.68% for the quarter ended June 30, 2025, while the weighted average cost of interest-bearing liabilities decreased 23 basis points for the quarter ended June 30, 2026, to 2.71%, compared to 2.94% for the quarter ended June 30, 2025. The average cost of interest-bearing deposits for the quarter ended June 30, 2026, was 2.37%, compared to 2.62% for the same period last year. Average non-interest-bearing demand deposits totaled $3.72 billion for the quarter ended June 30, 2026, compared to $3.70 billion for the quarter ended June 30, 2025. The average cost of total deposits, including non-interest-bearing deposits, was 1.92% for the quarter ended June 30, 2026, compared with 2.10% for the quarter ended June 30, 2025. The average cost of borrowed funds for the quarter ended June 30, 2026, was 3.91%, compared to 3.94% for the same period last year.
For the six months ended June 30, 2026, the net interest margin increased 12 basis points to 3.47%, compared to 3.35% for the six months ended June 30, 2025. The weighted average yield on interest-earning assets declined 5 basis points to 5.60% for the six months ended June 30, 2026, compared to 5.65% for the six months ended June 30, 2025, while the weighted average cost of interest-bearing liabilities decreased 21 basis points to 2.71% for the six months ended June 30, 2026, compared to 2.92% for the same period last year. The average cost of interest-bearing deposits decreased 25 basis points to 2.38% for the six months ended June 30, 2026, compared to 2.63% for the same period last year. Average non-interest-bearing demand deposits totaled $3.68 billion for the six months ended June 30, 2026, compared with $3.71 billion for the six months ended June 30, 2025. The average cost of total deposits, including non-interest-bearing deposits, was 1.93% for the six months ended June 30, 2026, compared with 2.10% for the six months ended June 30, 2025. The average cost of borrowings for the six months ended June 30, 2026, was 3.90%, compared to 3.86% for the same period last year.
Interest income on loans secured by real estate increased $2.6 million to $195.4 million for the three months ended June 30, 2026, from $192.8 million for the three months ended June 30, 2025. Commercial loan interest income increased $3.9 million to $82.8 million for the three months ended June 30, 2026, from $78.9 million for the three months ended June 30, 2025. Consumer loan interest income decreased $0.5 million to $10.0 million for the three months ended June 30, 2026, from $10.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, the average balance of total loans increased $742.0 million to $19.57 billion, compared to the same period in 2025. The average yield on total loans for the three months ended June 30, 2026, decreased 11 basis points to 5.90%, from 6.01% for the same period in 2025.
Interest income on loans secured by real estate increased $7.0 million to $386.9 million for the six months ended June 30, 2026, from $379.8 million for the six months ended June 30, 2025. Commercial loan interest income increased $6.0 million to $160.7 million for the six months ended June 30, 2026, from $154.7 million for the six months ended June 30, 2025. Consumer loan interest income decreased $0.8 million to $19.9 million for the six months ended June 30, 2026, from $20.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the average balance of total loans increased $752.8 million to $19.46 billion, compared with $18.71 billion for the same period in 2025. The average yield on total loans for the six months ended June 30, 2026, decreased 11 basis points to 5.87%, from 5.98% for the same period in 2025.
Interest income on held to maturity debt securities totaled $1.8 million for the three months ended June 30, 2026, compared to $2.0 million for the same period last year. Average held to maturity debt securities decreased $48.5 million to $266.7 million for the three months ended June 30, 2026, from $315.2 million for the same period last year. Interest income on held to maturity debt securities decreased $390,000 to $3.6 million for the six months ended June 30, 2026, compared to the same period in 2025. Average held to maturity debt securities decreased $47.3 million to $270.3 million for the six months ended June 30, 2026, from $317.6 million for the same period last year.
Interest income on available for sale debt securities increased $4.3 million to $33.6 million for the three months ended June 30, 2026, from $29.3 million for the three months ended June 30, 2025. The average balance of available for sale debt securities increased $314.5 million to $3.27 billion for the three months ended June 30, 2026, compared to the same period in 2025. Interest income on available for sale debt securities increased $8.6 million to $65.1 million for the six months ended June 30, 2026, from $56.5 million for the same period last year. The average balance of available for sale debt securities increased $352.0 million to $3.25 billion for the six months ended June 30, 2026.
Dividend income on FHLBNY stock increased $0.1 million to $2.2 million for the three months ended June 30, 2026, from $2.1 million for the three months ended June 30, 2025. The average balance of FHLBNY stock decreased $1.1 million to $132.4 million for the three months ended June 30, 2026, compared to the same period in 2025. Dividend income on FHLBNY stock increased $8.2 million to $69.3 million for the six months ended June 30, 2026, from $61.1 million for the same period last year. The average balance of FHLBNY stock increased $5.5 million to $126.4 million for the six months ended June 30, 2026.
The average yield on total securities increased to 3.99% for the three months ended June 30, 2026, compared with 3.81% for the same period in 2025. For the six months ended June 30, 2026, the average yield on total securities increased to 3.90%, compared with 3.75% for the same period in 2025.
Interest expense on deposit accounts decreased $4.5 million to $91.8 million for the three months ended June 30, 2026, compared with $96.3 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, interest expense on deposit accounts decreased $9.9 million to $183.7 million, from $193.7 million for the same period last year. The average cost of interest-bearing deposits improved to 2.37% and 2.38% for the three and six months ended June 30, 2026, respectively, from 2.62% and 2.63% for the three and six months ended June 30, 2025, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended June 30, 2026, increased $752.6 million to $12.27 billion. For the six months ended June 30, 2026, average interest-bearing core deposits increased $670.5 million, to $12.32 billion, from $11.65 billion for the same period in 2025. Average time deposit account balances increased $39.1 million to $3.24 billion for the three months ended June 30, 2026, from $3.20 billion for the three months ended June 30, 2025. For the six months ended June 30, 2026, average time deposit account balances increased $35.3 million to $3.23 billion, from $3.20 billion for the same period in 2025.
Interest expense on borrowed funds decreased $0.7 million to $23.7 million for the three months ended June 30, 2026, from $24.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, interest expense on borrowed funds increased $2.5 million to $44.7 million, from $42.2 million for the six months ended June 30, 2025. The average cost of borrowings decreased to 3.91% for the three months ended June 30, 2026, from 3.94% for the three months ended June 30, 2025. The average cost of borrowings increased to 3.90% for the six months ended June 30, 2026, from 3.86% for the same period last year. Average borrowings decreased $55.0 million to $2.44 billion for the three months ended June 30, 2026, from $2.49 billion for the three months ended June 30, 2025. For the six months ended June 30, 2026, average borrowings increased $104.9 million to $2.31 billion, compared to $2.21 billion for the six months ended June 30, 2025.
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
The Company recorded provisions for credit losses on loans of $9.6 million and $4.9 million for the three and six months ended June 30, 2026, respectively, compared with recaptures of provisions of $2.7 million and $2.3 million for the three and six months ended June 30, 2025, respectively. The provision for credit losses on loans for the three and six months ended June 30, 2026 was primarily due to overall growth in the loan portfolio, combined with an increase in specific reserves on individually evaluated loans.
Non-Interest Income. Non-interest income totaled $32.0 million for the quarter ended June 30, 2026, an increase of $4.9 million, compared to the same period in 2025. The increase was primarily driven by a $1.5 million increase in fee income, a $1.2 million increase in BOLI income and a $1.1 million increase in other non-interest income. The increase in fee income was primarily related to an increase in loan related fee income. The increase in BOLI income was primarily related to an increase in benefit claims, while the increase in other non-interest income was mainly due to an increase in swap fee income.
For the six months ended June 30, 2026, non-interest income totaled $63.4 million, an increase of $9.3 million compared to the same period in 2025. BOLI income increased $3.2 million to $7.8 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in benefit claims recognized. Fee income increased $2.3 million to $22.7 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to increases in loan related and deposit fee income. Additionally, insurance agency income increased $1.7 million to $12.3 million for the six months ended June 30, 2026, compared to $10.6 million for the same period in 2025, largely due to increases in contingent commissions, retention revenue and new business activity. Other income increased $1.5 million to $4.3 million for the six months ended June 30, 2026, compared to $2.8 million for the same period in 2025, primarily due to an increase in profit on fixed asset sales and gains on sales of Small Business Administration ("SBA") loans. Within other non-interest income, gains on the sale of SBA loans totaled $1.7 million for the six months ended June 30, 2026. Wealth management income increased

$0.6 million to $14.9 million for the six months ended June 30, 2026, compared to the same period in 2025, mainly due to an increase in the average market value of assets under management during the period. Partially offsetting these increases in non-interest income, net gains on securities transactions decreased $0.4 million for the six months ended June 30, 2026.
Non-Interest Expense. For the three months ended June 30, 2026, non-interest expense totaled $119.3 million, an increase of $4.6 million, compared to the three months ended June 30, 2025. Merger-related expenses increased $1.5 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $4.0 million increase in compensation and benefits expense, partially due to an increase in severance expense, and $1.5 million related to costs associated with our ongoing core system conversion, partially offset by a $0.9 million decrease in amortization of intangibles primarily due to a scheduled reduction in the rate of core deposit intangible amortization related to the merger with Lakeland.
Non-interest expense totaled $236.4 million for the six months ended June 30, 2026, an increase of $5.5 million, compared to $230.9 million for the six months ended June 30, 2025. Compensation and benefits expense increased $7.9 million to $133.5 million for the six months ended June 30, 2026, compared to $125.6 million for the six months ended June 30, 2025, primarily attributable to increases in salary expense, employee medical benefits and stock-based compensation expenses. Additionally, costs associated with our ongoing core system conversion totaled $1.5 million. Partially offsetting these increases to non-interest expense, amortization of intangibles decreased $1.9 million to $17.1 million for the six months ended June 30, 2026, compared to $19.0 million for the six months ended June 30, 2025, largely due to a scheduled reduction in the rate of core deposit intangible amortization related to the merger with Lakeland. Other operating expenses decreased $1.6 million to $29.4 million for the three months ended June 30, 2026, compared to $30.9 million for the same period in 2025, primarily due to a $2.7 million write-down on a foreclosed property in the prior year, partially offset by an increase in professional service expenses.
Income Tax Expense. For the three months ended June 30, 2026, the Company's income tax expense was $27.9 million with an effective tax rate of 26.3%, compared with $30.5 million with an effective tax rate of 29.7% for the three months ended June 30, 2025. The decrease in income tax expense and the effective tax rate was primarily related to discrete items related to benefits associated with carry-back tax credits and purchases of current year tax credits, partially offset by the effects of recently adopted New Jersey legislation regarding net operating loss usage.
For the six months ended June 30, 2026, the Company's income tax expense was $58.7 million with an effective tax rate of 27.1%, compared with income tax expense of $58.3 million with an effective tax rate of 30.0% for the six months ended June 30, 2025. The increase in tax expense for the six months ended June 30, 2026 compared with the same period last year was largely due to an increase in taxable income, combined with the effects of recent legislation adopted by New Jersey with regard to net operating loss usage, partially offset by discrete items related to benefits associated with carry-back tax credits and purchases of current year tax credits. The decrease in the effective tax rate was primarily related to discrete items related to benefits associated with carry-back tax credits and purchases of current year tax credits, partially offset by the effects of recently adopted New Jersey legislation regarding net operating loss usage.

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
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2026 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	853,868	14,503	1.7
-100	845,080	5,715	0.7
Static	839,365	—	—
+100	831,739	(7,626)	(0.9)
+200	823,894	(15,471)	(1.8)
The interest rate risk position of the Company is relatively neutral. As a result, the preceding table indicates that, as of June 30, 2026, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.8%, or $15.5 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.7%, or $14.5 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2026 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	4,127,170	(107,709)	(2.5)	15.5	(6.1)
-100	4,207,491	(27,388)	(0.6)	16.1	(2.5)
Static	4,234,879	—	—	16.5	—
+100	4,203,089	(31,790)	(0.8)	16.7	1.2
+200	4,162,672	(72,207)	(1.7)	16.9	2.1

The preceding table indicates that as of June 30, 2026, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 1.7%, or $72.2 million. If rates were to decrease 200 basis points, the present value of equity would decrease 2.5%, or $107.7 million.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from “Contingencies” in Note 8 to our Consolidated Financial Statements (unaudited) set forth in Part I of this report.

Item 1A.	Risk Factors
There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
April 1, 2026 through April 30, 2026	441	$21.39	441	2,224,829
May 1, 2026 through May 31, 2026	24,330	22.15	24,330	2,200,499
June 1, 2026 through June 30, 2026	1,028	22.50	1,028	2,199,471
Total	25,799	22.15	25,799
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
(a) During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

Item 6.	Exhibits.
The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger by and between Provident Financial Services, Inc. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022/File No. 001-31566)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated December 20, 2023, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2023/File No. 001-31566)

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated March 29, 2024, by and among Provident Financial Services, Inc., NL 239 Corp. and Lakeland Bancorp, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2024/File No. 001-31566)

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 2002/Registration No. 333-98241)

3.2
Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566)

4.1
Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 2002/Registration No. 333-98241)

10.1
Amended and Restated Executive Chairman Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 21, 2026 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2026/File No. 001-31566)

10.2
Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and Christopher Martin, dated May 21, 2026 (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2026/File No. 001-31566)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 7, 2026	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)