Form 10-Q
period 2026-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2026-11-06
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 2, 2026 there were 137,565,966 shares issued and 130,419,220 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2026 (Unaudited) and December 31, 2025
(Dollars in Thousands)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$266,002	$211,484
Available for sale debt securities, at fair value	3,284,350	3,164,756
Held to maturity debt securities, (net of $22,000 allowance as of September 30, 2026 (unaudited) and $16,000 allowance as of December 31, 2025)	257,084	282,127
Equity securities, at fair value	19,706	19,875
Federal Home Loan Bank stock	128,937	115,687
Loans held for sale	5,632	14,710
Loans held for investment	20,170,070	19,504,061
Less allowance for credit losses	189,469	184,767
Net loans	19,986,233	19,334,004
Foreclosed assets, net	963	2,015
Banking premises and equipment, net	115,748	113,328
Accrued interest receivable	102,095	95,798
Intangible assets	756,453	782,152
Bank-owned life insurance	405,423	414,371
Other assets	524,465	445,113
Total assets	$25,847,459	$24,980,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand deposits	$15,130,297	$14,402,148
Savings deposits	1,451,633	1,589,259
Certificates of deposit	3,224,905	3,287,276
Total deposits	19,806,835	19,278,683
Mortgage escrow deposits	45,824	40,253
Borrowed funds	2,390,788	2,111,955
Subordinated debentures	429,464	406,582
Other liabilities	310,057	310,025
Total liabilities	22,982,968	22,147,498
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 137,565,966 shares issued and 130,420,025 shares outstanding as of September 30, 2026 and 130,619,949 outstanding as of December 31, 2025	1,376	1,376
Additional paid-in capital	1,852,824	1,844,949
Retained earnings	1,288,062	1,154,364
Accumulated other comprehensive loss	(174,940)	(76,183)
Treasury stock	(102,831)	(91,294)
Total stockholders’ equity	2,864,491	2,833,212
Total liabilities and stockholders’ equity	$25,847,459	$24,980,710
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Real estate secured loans	$203,496	$197,252	$590,380	$577,097
Commercial loans	84,026	81,943	244,685	236,616
Consumer loans	10,074	10,847	29,927	31,470
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	38,202	33,578	107,460	94,666
Held to maturity debt securities	1,737	1,897	5,309	5,859
Due from banks, Federal funds sold and other short-term investments	736	764	2,173	2,227
Total interest and dividend income	338,271	326,281	979,934	947,935
Interest expense:
Deposits	101,856	102,094	285,595	295,771
Borrowed funds	19,303	21,307	64,044	63,555
Subordinated debt	9,104	8,548	25,862	25,455
Total interest expense	130,263	131,949	375,501	384,781
Net interest income	208,008	194,332	604,433	563,154
Provision charge for credit losses	5,240	7,044	12,458	4,794
Net interest income after provision for credit losses	202,768	187,288	591,975	558,360
Non-interest income:
Fees	10,286	11,336	33,009	31,727
Wealth management income	7,825	7,349	22,745	21,625
Insurance agency income	4,737	3,934	17,392	14,732
Bank-owned life insurance	6,479	2,662	14,311	7,340
Net gain (loss) on securities transactions	87	67	(222)	153
Gain on sale of SBA loans	450	512	2,139	1,822
Other income	662	1,559	4,579	4,125
Total non-interest income	30,526	27,419	93,953	81,524
Non-interest expense:
Compensation and employee benefits	67,958	63,202	201,443	188,817
Net occupancy expense	13,160	12,773	40,609	39,711
Data processing expense	10,369	9,102	29,403	28,305
FDIC insurance	3,155	3,418	9,150	10,144
Amortization of intangibles	8,563	9,497	25,685	28,496
Advertising and promotion expense	1,885	1,640	4,336	4,124
Core system conversion expense	3,661	—	5,169	—
Loss on extinguishment of debt	17,501	—	17,501	—
Other operating expenses	14,429	13,460	43,786	44,376
Total non-interest expense	140,681	113,092	377,082	343,973
Income before income tax expense	92,613	101,615	308,846	295,911
Income tax expense	23,454	29,895	82,122	88,182
Net income	$69,159	$71,720	$226,724	$207,729
Basic earnings per share	$0.53	$0.55	$1.74	$1.59
Weighted average basic shares outstanding	130,389,735	130,506,517	130,410,584	130,439,534
Diluted earnings per share	$0.53	$0.55	$1.74	$1.59
Weighted average diluted shares outstanding	130,417,843	130,553,819	130,464,809	130,479,443

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$69,159	$71,720	$226,724	$207,729
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(86,519)	19,948	(107,778)	55,880
Reclassification adjustment for losses (gains) on securities sales included in net income	—	—	582	(63)
Total	(86,519)	19,948	(107,196)	55,817
Unrealized gains and losses on derivatives:
Net unrealized gains (losses) arising during the period	3,741	441	8,921	(153)
Reclassification adjustment for gains included in net income	(94)	(1,474)	(195)	(4,505)
Total	3,647	(1,033)	8,726	(4,658)
Amortization related to post-retirement obligations	(135)	(2,388)	(287)	(3,047)
Total other comprehensive (loss) income	(83,007)	16,527	(98,757)	48,112
Total comprehensive income	$(13,848)	$88,247	$127,967	$255,841
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2026 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2026	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2026	$1,376	$1,850,121	$1,250,204	$(91,933)	$(102,783)	$2,906,985
Net income	—	—	69,159	—	—	69,159
Other comprehensive income, net of tax	—	—	—	(83,007)	—	(83,007)
Cash dividends paid	—	—	(31,301)	—	—	(31,301)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(48)	(48)
Allocation of SAP shares	—	2,703	—	—	—	2,703
Balance as of September 30, 2026	$1,376	$1,852,824	$1,288,062	$(174,940)	$(102,831)	$2,864,491

For the nine months ended September 30, 2026	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2025	$1,376	$1,844,949	$1,154,364	$(76,183)	$(91,294)	$2,833,212
Net income	—	—	226,724	—	—	226,724
Other comprehensive income, net of tax	—	—	—	(98,757)	—	(98,757)
Cash dividends paid	—	—	(93,026)	—	—	(93,026)
Purchases of treasury stock	—	—	—	—	(10,255)	(10,255)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,735)	(2,735)
Stock option exercises	—	57	—	—	1,453	1,510
Allocation of SAP shares	—	7,818	—	—	—	7,818
Balance as of September 30, 2026	$1,376	$1,852,824	$1,288,062	$(174,940)	$(102,831)	$2,864,491

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2025 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2025	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of June 30, 2025	$1,376	$1,839,314	$1,061,897	$(103,770)	$(91,262)	$2,707,555
Net income	—	—	71,720	—	—	71,720
Other comprehensive income, net of tax	—	—	—	16,527	—	16,527
Cash dividends paid	—	—	(31,348)	—	—	(31,348)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(25)	(25)
Allocation of SAP shares	—	2,606	—	—	—	2,606
Allocation of stock options	—	—	—	—	—	—
Balance as of September 30, 2025	$1,376	$1,841,920	$1,102,269	$(87,243)	$(91,287)	$2,767,035

For the nine months ended September 30, 2025	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	$1,376	$1,834,495	$989,111	$(135,355)	$(88,420)	$2,601,207
Net income	—	—	207,729	—	—	207,729
Other comprehensive income, net of tax	—	—	—	48,112	—	48,112
Cash dividends paid	—	—	(94,571)	—	—	(94,571)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(2,867)	(2,867)
Allocation of SAP shares	—	7,408	—	—	—	7,408
Allocation of stock options	—	17	—	—	—	17
Balance as of September 30, 2025	$1,376	$1,841,920	$1,102,269	$(87,243)	$(91,287)	$2,767,035

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$226,724	$207,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,324	39,379
Provision for credit losses on loans and securities	12,132	2,180
Provision charge for credit losses on off-balance sheet credit exposures	326	2,614
Deferred tax expense	13,620	13,892
Amortization of operating lease right-of-use assets	10,782	10,367
Income on Bank-owned life insurance	(14,311)	(7,340)
Net amortization of premiums and discounts on securities	13,565	12,435
Loss on extinguishment of debt	17,501	—
Accretion of net deferred loan fees	(6,979)	(4,844)
Amortization of premiums on purchased loans, net	219	187
Originations of loans held for sale	(33,463)	(62,331)
Proceeds from sales of loans held for sale	38,916	186,079
Allocation of stock award expense	7,818	7,408
Allocation of stock option expense	—	17
Net gain on sale of loans	(2,735)	(2,725)
Net loss (gain) on securities transactions	222	(153)
Net gain on sale of premises and equipment	(993)	(681)
Net (gain) loss on sale of foreclosed assets	(87)	11
Increase in accrued interest receivable	(6,297)	(3,487)
(Increase) decrease in other assets	(52,640)	26,515
Increase (decrease) in other liabilities	32	(53,936)
Net cash provided by operating activities	259,676	373,316
Cash flows from investing activities:
Net increase in loans	(658,359)	(601,121)
Purchases of loans	—	(321)
Proceeds from sales of foreclosed assets	1,140	5,779
Proceeds from maturities, calls and paydowns of held to maturity debt securities	41,673	48,386
Purchases of investment securities held to maturity	(16,970)	(13,494)
Proceeds from sales of available for sale debt securities	23,866	1,670
Proceeds from maturities, calls and paydowns of available for sale debt securities	387,514	346,553
Purchases of available for sale debt securities	(666,712)	(622,765)
Proceeds from redemption of Federal Home Loan Bank stock	305,472	269,086
Purchases of Federal Home Loan Bank stock	(318,721)	(275,870)
BOLI claim benefits received	5,172	906
Proceeds from sales of premises and equipment	2,768	2,348
Purchases of premises and equipment	(22,232)	(6,674)
Net cash (used in) investing activities	(915,389)	(845,517)
Cash flows from financing activities:
Net increase in deposits	528,152	472,431

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2026 and 2025 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2026	2025
Increase in mortgage escrow deposits	5,571	4,008
Cash dividends paid to stockholders	(93,026)	(94,571)
Purchase of treasury stock	(10,255)	—
Purchase of employee restricted shares to fund statutory tax withholding	(2,735)	(2,867)
Stock options exercised	1,510	—
Proceeds from long-term borrowings	52,030	554,500
Payments on long-term borrowings	(210,235)	(352,402)
Net increase (decrease) in short-term borrowings	437,038	(13,223)
Proceeds from subordinated debentures	172,181	—
Repayment of subordinated debentures	(170,000)	—
Net cash provided by financing activities	710,231	567,876
Net increase in cash and cash equivalents	54,518	95,675
Cash and cash equivalents at beginning of period	209,057	205,869
Restricted cash at beginning of period	2,427	70
Total cash, cash equivalents and restricted cash at beginning of period	211,484	205,939
Cash and cash equivalents at end of period	266,002	299,193
Restricted cash at end of period	—	2,421
Total cash, cash equivalents and restricted cash at end of period	$266,002	$301,614

Cash paid during the period for:
Interest on deposits and borrowings	$344,065	$368,845
Income taxes	$43,937	$65,881
Transfer of loans receivable to foreclosed assets	$—	$1,053
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for all of 2026.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2026			2025
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$69,159			$71,720
Basic earnings per share:
Income available to common stockholders	$69,159	130,389,735	$0.53	$71,720	130,506,517	$0.55
Dilutive shares		28,108			47,302
Diluted earnings per share:
Income available to common stockholders	$69,159	130,417,843	$0.53	$71,720	130,553,819	$0.55

	Nine months ended September 30,
	2026			2025
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$226,724			$207,729
Basic earnings per share:
Income available to common stockholders	$226,724	130,410,584	$1.74	$207,729	130,439,534	$1.59
Dilutive shares		54,225			39,909
Diluted earnings per share:
Income available to common stockholders	$226,724	130,464,809	$1.74	$207,729	130,479,443	$1.59
Anti-dilutive stock options and awards as of September 30, 2026 and 2025, totaling 1.3 million shares and 1.0 million shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
The impact of utilizing the current expected credit loss ("CECL") methodology approach to calculate the allowance for credit losses on loans is significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecast utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to the Company’s reported earnings. The provision for credit losses on loans for the three and nine months ended September 30, 2026 was primarily attributable to overall growth in the loan portfolio, combined with an increase in specific reserves on individually evaluated loans. See Notes 3 and 9 to the Consolidated Financial Statements for more information on the allowance for credit losses on loans and off-balance sheet credit exposures.
D. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment at least once a year. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its most recent annual goodwill impairment test as of July 1, 2026. As of September 30, 2026, the Company performed a qualitative analysis of goodwill and concluded that no triggering events were identified and therefore a test for impairment between annual tests was not required.
Note 2. Investment Securities
As of September 30, 2026, the Company had $3.28 billion and $257.1 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, changes in interest rates, regulatory actions, changes in the business environment or any changes in the competitive marketplace, could have an adverse effect on the Company’s investment portfolio.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$191,896	2	(6,556)	185,342
Government-agency obligations	26,673	597	(64)	27,206
Mortgage-backed securities	3,051,193	1,012	(233,760)	2,818,445
Asset-backed securities	34,256	427	(207)	34,476
State and municipal obligations	118,869	19	(14,985)	103,903
Corporate obligations	112,318	4,973	(2,313)	114,978
	$3,535,205	7,030	(257,885)	3,284,350

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Treasury obligations	$274,500	190	(7,946)	266,744
Government-agency obligations	32,693	877	(31)	33,539
Mortgage-backed securities	2,705,346	23,454	(116,453)	2,612,347
Asset-backed securities	41,619	409	(267)	41,761
State and municipal obligations	119,173	1,249	(7,423)	112,999
Corporate obligations	93,498	5,429	(1,561)	97,366
	$3,266,829	31,608	(133,681)	3,164,756
Accrued interest on available for sale debt securities, which is excluded from the amortized cost, totaled $12.7 million and $10.9 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The amortized cost and fair value of available for sale debt securities as of September 30, 2026, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2026
	Amortized cost	Fair value
Due in one year or less	$97,786	97,143
Due after one year through five years	121,543	115,334
Due after five years through ten years	140,981	139,291
Due after ten years	62,773	52,455
Securities without a contractual maturity (1)	3,112,122	2,880,127
	$3,535,205	3,284,350
(1) Residential mortgage-backed securities, other asset-backed securities and government-agency obligations are not included in the maturity categories as actual maturities may differ from contractual maturities because the underlying loans may be called or prepaid without penalties.
For the three months ended September 30, 2026, no securities were sold from the available for sale debt securities portfolio, while proceeds from calls on securities totaled $1.1 million with gross gains of $86,000 and no gross losses recognized. For the nine months ended September 30, 2026, proceeds from sales on securities in the available for sale debt securities portfolio totaled $23.9 million, with no gross gains and $806,000 of losses recognized, while proceeds from calls on securities totaled $6.5 million with gross gains of $580,000 and no gross losses recognized. For the three months ended September 30, 2025, no securities were sold or called from the available for sale debt securities portfolio. For the nine months ended September 30,

2025, proceeds from sales on securities in the available for sale debt securities portfolio totaled $1.7 million, with gross gains of $87,000 and no losses recognized. For the three and nine months ended September 30, 2025, proceeds from calls on securities from the available for sale debt portfolio totaled $4.0 million with gross gains of $67,000 and no losses recognized.
The following table shows gross unrealized losses and estimated fair value of available for sale debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$2,441	(3)	172,927	(6,553)	175,368	(6,556)
Government-agency obligations	8,314	(64)	—	—	8,314	(64)
Mortgage-backed securities	1,814,944	(87,350)	863,356	(146,410)	2,678,300	(233,760)
Asset-backed securities	9,254	(36)	2,006	(171)	11,260	(207)
State and municipal obligations	41,237	(3,211)	60,485	(11,774)	101,722	(14,985)
Corporate obligations	35,715	(1,285)	19,189	(1,028)	54,904	(2,313)
Total	$1,911,905	(91,949)	1,117,963	(165,936)	3,029,868	(257,885)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available-for-sale:
U.S. Treasury obligations	$—	—	245,675	(7,946)	245,675	(7,946)
Government-agency obligations	8,541	(31)	—	—	8,541	(31)
Mortgage-backed securities	133,316	(4,119)	984,261	(112,334)	1,117,577	(116,453)
Asset-backed securities	20,493	(129)	1,605	(138)	22,098	(267)
State and municipal obligations	21,613	(665)	53,173	(6,758)	74,786	(7,423)
Corporate obligations	8,994	(6)	18,742	(1,555)	27,736	(1,561)
Total	$192,957	(4,949)	1,303,456	(128,732)	1,496,412	(133,681)
The number of available for sale debt securities in an unrealized loss position as of September 30, 2026 totaled 728, compared with 406 as of December 31, 2025. The increase in the number of securities in an unrealized loss position as of September 30, 2026, was mainly due to higher current market interest rates compared to rates as of December 31, 2025. All securities in an unrealized loss position were investment grade as of September 30, 2026.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities, excluding allowances for credit losses of $22,000 and $16,000, as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal obligations	257,106	—	(15,486)	241,620
	$257,106	—	(15,486)	241,620

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Government-agency obligations	$3,400	—	(22)	3,378
State and municipal obligations	276,600	156	(7,045)	269,711
Corporate obligations	2,143	—	(14)	2,129
	$282,143	156	(7,081)	275,218
Accrued interest on held to maturity debt securities, which is excluded from the amortized cost, totaled $2.3 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $870,000 and $5.2 million, respectively. As to these calls on securities, for the three months ended September 30, 2026, there were no gross gains or gross losses, while for the nine months ended September 30, 2026, there were gross gains of $3,000 and no gross losses related to these calls on securities. For the three and nine months ended September 30, 2025, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $910,000 and $11.0 million, respectively. As to these calls on securities, for the three and nine months ended September 30, 2025, there were no gross gains or gross losses related to these calls on securities.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio as of September 30, 2026 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.
The amortized cost and fair value of held to maturity debt securities as of September 30, 2026 by contractual maturity, excluding allowances for credit losses of 22,000 as of September 30, 2026 are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2026
	Amortized cost	Fair value
Due in one year or less	$51,398	51,186
Due after one year through five years	142,485	137,440
Due after five years through ten years	60,143	50,746
Due after ten years	3,080	2,248
	$257,106	241,620
The number of held to maturity debt securities in an unrealized loss position as of September 30, 2026 totaled 393, compared with 221 as of December 31, 2025. The increase in the number of securities in an unrealized loss position as of September 30, 2026, was mainly due to higher current market interest rates compared to rates as of December 31, 2025.

Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Government-agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal and corporate obligations carry credit ratings from the rating agencies as of September 30, 2026 that were no lower than an A rating and the Company had no securities rated BBB or worse by Moody’s Ratings ("Moody's").
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
State and municipal obligations	42,915	178,179	15,476	—	20,536	257,106
	$42,915	178,179	15,476	—	20,536	257,106

	December 31, 2025
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Government-agency obligations	$3,400	—	—	—	—	3,400
State and municipal obligations	44,930	199,977	20,896	—	10,797	276,600
Corporate obligations	—	573	1,570	—	—	2,143
	$48,330	200,550	22,466	—	10,797	282,143

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. As of September 30, 2026, the held to maturity debt securities portfolio was comprised of 17% rated AAA, 69% rated AA, 6% rated A, and less than 8% either below an A rating or not rated by Moody’s or Standard and Poor’s.
The following table shows gross unrealized losses and estimated fair value of held to maturity debt securities, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
State and municipal obligations	144,745	(4,291)	76,430	(11,195)	221,175	(15,486)
Total	$144,745	(4,291)	76,430	(11,195)	221,175	(15,486)

	December 31, 2025
	Less Than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held-to-maturity:
Government-agency obligations	$—	—	3,388	(22)	3,388	(22)
State and municipal obligations	3,353	(1)	127,012	(7,044)	130,365	(7,045)
Corporate obligations	—	—	2,129	(14)	2,129	(14)
Total	$3,353	(1)	132,529	(7,080)	135,882	(7,081)
Note 3. Loans Receivable and Allowance for Credit Losses
Loans held for investment as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,604,830	7,398,792
Multi-family	3,841,754	3,667,337
Construction	694,807	662,112
Residential	1,911,472	1,974,324
Total mortgage loans	14,052,863	13,702,565
Commercial loans (1)	5,520,560	5,200,517
Consumer loans	610,970	612,431
Total gross loans	20,184,393	19,515,513
Premiums on purchased loans	1,676	1,524
Net deferred fees	(15,999)	(12,976)
Total loans	$20,170,070	19,504,061
(1) Commercial loans consist of owner-occupied real estate loans, commercial and industrial loans and mortgage warehouse lines.
Accrued interest on loans totaled $87.0 million and $82.2 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following tables summarize the aging of loans held for investment by portfolio segment and class of loans (in thousands):

	September 30, 2026
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$1,561	190	21,034	—	22,785	7,582,045	7,604,830	745
Multi-family	—	—	1,831	—	1,831	3,839,923	3,841,754	1,831
Construction	—	—	1,781	—	1,781	693,026	694,807	1,781
Residential	9,926	5,731	5,947	—	21,604	1,889,868	1,911,472	5,947
Total mortgage loans	11,487	5,921	30,593	—	48,001	14,004,862	14,052,863	10,304
Commercial loans	187	477	107,691	—	108,355	5,412,205	5,520,560	80,800
Consumer loans	3,559	792	1,858	—	6,209	604,761	610,970	1,858
Total gross loans	$15,233	7,190	140,142	—	162,565	20,021,828	20,184,393	92,962

	December 31, 2025
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Commercial	$15,652	—	26,856	—	42,508	7,356,284	7,398,792	22,506
Multi-family	—	932	2,268	—	3,200	3,664,137	3,667,337	2,268
Construction	—	—	5,159	—	5,159	656,953	662,112	5,159
Residential	8,344	4,177	9,062	—	21,583	1,952,741	1,974,324	9,062
Total mortgage loans	23,996	5,109	43,345	—	72,450	13,630,115	13,702,565	38,995
Commercial loans	1,303	633	33,219	—	35,155	5,165,362	5,200,517	26,655
Consumer loans	2,209	781	1,856	—	4,846	607,585	612,431	1,856
Total gross loans	$27,508	6,523	78,420	—	112,451	19,403,062	19,515,513	67,506
Included in loans held for investment are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $140.1 million and $78.4 million as of September 30, 2026 and December 31, 2025, respectively. Included in non-accrual loans were $34.4 million and $49.5 million of loans which were less than 90 days past due as of September 30, 2026 and December 31, 2025, respectively. There were no loans 90 days or greater past due and still accruing interest as of September 30, 2026 and December 31, 2025.
Included in non-performing loans are four commercial loans on senior housing properties totaling $81.2 million that are the subject of related bankruptcy filings. These loans have no prior charge-off history and three of the four loans require no specific reserve allocations, while one loan has a specific reserve of $488,000. These allocations are based on sales agreements for the four collateral properties and stipulation agreements for the related loan payoffs, all of which have been approved by the bankruptcy court.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2026
Balance at beginning of period	$129,003	50,456	5,197	184,656
Provision charge (benefit) to operations	3,856	2,588	756	7,200
Recoveries of loans previously charged-off	114	748	54	916
Loans charged-off	(210)	(2,741)	(352)	(3,303)
Balance at end of period	$132,763	51,051	5,655	189,469

2025
Balance at beginning of period	$131,447	51,228	5,196	187,871
Provision charge (benefit) to operations	3,251	1,257	(8)	4,500
Recoveries of loans previously charged-off	77	60	181	318
Loans charged-off	(1,199)	(4,368)	(153)	(5,720)
Balance at end of period	$133,576	48,177	5,216	186,969

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2026
Balance at beginning of period	$128,601	51,127	5,039	184,767
Provision (benefit) charge to operations	5,133	5,976	1,016	12,125
Recoveries of loans previously charged-off	161	1,050	463	1,674
Loans charged-off	(1,132)	(7,102)	(863)	(9,097)
Balance at end of period	$132,763	51,051	5,655	189,469

2025
Balance at beginning of period	$144,587	43,642	5,203	193,432
Provision charge to operations	(8,803)	11,015	(37)	2,175
Initial allowance on credit loans related to PCD loans	—	—	—	—
Recoveries of loans previously charged-off	924	414	485	1,823
Loans charged-off	(3,132)	(6,894)	(435)	(10,461)
Balance at end of period	$133,576	48,177	5,216	186,969
For the three and nine months ended September 30, 2026, the Company recorded a $7.2 million and a $12.1 million provision for credit losses on loans, respectively. The provision for credit losses on loans for the three and nine months ended September 30, 2026 was primarily attributable to overall growth in the loan portfolio, combined with an increase in specific reserves on individually evaluated loans. For the three and nine months ended September 30, 2026, net charge-offs totaled $2.4 million and $7.4 million, respectively.
The following table summarizes the Company's gross charge-offs recorded during the three months ended September 30, 2026 by year of origination (in thousands):

	2026	2025	2024	2023	2022	Prior to 2022	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	134	134
Residential	—	—	—	—	—	76	76
Total mortgage loans	—	—	—	—	—	210	210
Commercial loans	—	2,727	—	—	—	14	2,741
Consumer loans (1)	—	16	—	—	—	199	216
Total gross loans	$—	2,744	—	—	—	422	3,167
(1) During the three months ended September 30, 2026, charge-offs on consumer overdraft accounts totaled 136,000, which are not included in the table above.
The following table summarizes the Company's gross charge-offs recorded during the nine months ended September 30, 2026 by year of origination (in thousands):

	2026	2025	2024	2023	2022	Prior to 2022	Total Loans

Mortgage loans:
Commercial	$—	—	—	—	—	368	368
Multi-family	—	201	—	—	—	486	687
Construction	—	—	—	—	—	—	—
Residential	—	—	—	—	—	77	77
Total mortgage loans	—	201	—	—	—	932	1,132
Commercial loans	—	5,558	—	168	1,335	42	7,102
Consumer loans (1)	12	17	1	15	—	350	394
Total gross loans	$12	5,775	1	183	1,335	1,324	8,628
(1) During the nine months ended September 30, 2026, charge-offs on consumer overdraft accounts totaled 469,000, which are not included in the table above.
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
The Company defines a loan individually evaluated for impairment as a non-homogeneous loan greater than $1.0 million, for which, based on current information, it is not expected to collect all amounts due under the contractual terms of the loan agreement. As of September 30, 2026, there were 58 loans totaling $126.2 million, compared to 28 loans totaling $63.3 million as of December 31, 2025, that were individually evaluated for impairment. The increase in the number of loans was primarily due to 33 individual mortgage advances under a warehouse line of credit, totaling $5.4 million.
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
For loans deemed collateral-dependent as defined above, the fair value is based on the underlying collateral. As of September 30, 2026 and December 31, 2025, the Company had collateral-dependent loans with fair values of $124.3 million and $54.5 million, respectively.
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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 (in thousands):

	For the three months ended September 30, 2026
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type	Total of loan modifications	% of Total Class of Loans

Mortgage loans:
Commercial	$117	—	6,372	—	6,489	0.09%
Total mortgage loans	117	—	6,372	—	6,489	0.05%
Commercial loans	151	—	26,837	—	26,988	0.49%
Total gross loans	$268	—	33,209	—	33,477	0.17%

	For the nine months ended September 30, 2026
	Term Extension	Interest Rate Change	Interest Rate Change and Term Extension	Change in Payment Type	Total of loan modifications	% of Total Class of Loans

Mortgage loans:
Commercial	$8,690	3,233	6,491	—	18,414	0.24%
Construction	—	—	6,639	—	6,639	0.96%
Total mortgage loans	8,690	3,233	13,130	—	25,053	0.18%
Commercial loans	6,991	—	27,221	307	34,519	0.63%
Total gross loans	$15,681	3,233	40,351	307	59,572	0.30%
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 (in thousands):

	For the three months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Commercial loans	—	—	7,000	0.14%
Total gross loans	$—	—	7,000	0.04%

	For the nine months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Interest Rate Reduction and Term Extension	% of Total Class of Loans

Mortgage loans:
Commercial	$2,984	—	11,945	0.20%
Total mortgage loans	2,984	—	11,945	0.11%
Commercial loans	1,302	—	7,603	0.17%
Total gross loans	$4,286	—	19,548	0.12%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2026 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	4	0.98%
Total mortgage loans	4	0.98%
Commercial loans	9	1.00%
Total gross loans	6	0.99%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 (in thousands):

	Weighted Average Months of Term Extension	Weighted Average Rate Change
Mortgage loans:
Commercial	4	0.67%
Construction	1	1.82%
Total mortgage loans	4	0.79%
Commercial loans	11	0.08%
Total gross loans	7	0.44%
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
There were no loan modifications made to borrowers experiencing financial difficulty that subsequently defaulted during the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
The following table presents the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2026 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	Non- Accrual	Total

Mortgage loans:
Commercial	$21,895	—	—	—	—	21,895
Multi-family	—	—	—	—	—	—
Construction	6,639	—	—	—	—	6,639
Total mortgage loans	28,534	—	—	—	—	28,534
Commercial loans	44,617	—	—	—	—	44,617
Total gross loans	$73,151	—	—	—	—	73,151
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
Loans acquired by the Company that experienced more-than-insignificant deterioration in credit quality after origination, are classified as Purchase Credit Deteriorated ("PCD") loans. As of September 30, 2026, the balance of PCD loans totaled $429.0 million with a related allowance for credit losses of $2.9 million. The balance of PCD loans as of December 31, 2025 was $509.7 million with a related allowance for credit losses of $4.6 million.
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
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2026 and December 31, 2025 (in thousands):

	Gross Loans Held for Investment by Year of Origination as of September 30, 2026
	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$—	7,014	—	1,525	32,425	86,198	—	—	127,162
Substandard	3,773	5,773	—	14,931	8,023	60,177	1,409	—	94,086
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,773	12,787	—	16,456	40,448	146,375	1,409	—	221,248
Pass/Watch	860,908	913,459	431,748	741,500	1,271,170	2,994,379	161,733	8,685	7,383,582

Total Commercial Mortgage	$864,681	926,246	431,748	757,956	1,311,618	3,140,754	163,142	8,685	7,604,830

Multi-family
Special mention	$—	—	—	21,418	—	—	—	—	21,418
Substandard	—	—	—	34	—	3,293	—	—	3,327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	21,452	—	3,293	—	—	24,745
Pass/Watch	435,790	725,722	316,964	502,229	567,637	1,251,652	15,538	1,477	3,817,009
Total Multi-Family	$435,790	725,722	316,964	523,681	567,637	1,254,945	15,538	1,477	3,841,754

Construction
Special mention	$22,135	—	—	—	—	1,078	—	—	23,213
Substandard	—	—	—	—	18,210	1,800	—	—	20,010
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	22,135	—	—	—	18,210	2,878	—	—	43,223
Pass/Watch	77,739	258,062	187,193	54,694	59,932	13,964	—	—	651,584
Total Construction	$99,874	258,062	187,193	54,694	78,142	16,842	—	—	694,807

Residential (1)
Special mention	$—	422	829	1,782	1,565	3,925	—	—	8,523
Substandard	—	—	1,213	4,485	1,500	2,590	—	—	9,788
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	422	2,042	6,267	3,065	6,515	—	—	18,311
Pass/Watch	65,756	148,942	115,472	282,997	343,714	936,280	—	—	1,893,161
Total Residential	$65,756	149,364	117,514	289,264	346,779	942,795	—	—	1,911,472

Total Mortgage
Special mention	$22,135	7,436	829	24,725	33,990	91,201	—	—	180,316

Substandard	3,773	5,773	1,213	19,450	27,733	67,860	1,409	—	127,211
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	25,908	13,209	2,042	44,175	61,723	159,061	1,409	—	307,527
Pass/Watch	1,440,193	2,046,185	1,051,377	1,581,420	2,242,453	5,196,275	177,271	10,162	13,745,336
Total Mortgage	$1,466,101	2,059,394	1,053,419	1,625,595	2,304,176	5,355,336	178,680	10,162	14,052,863

Commercial
Special mention	$5,274	4,375	6,213	6,185	47,413	56,899	13,831	—	140,190
Substandard	5,367	9,712	4,000	27,754	99,897	42,297	12,802	2,011	203,840
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	10,641	14,087	10,213	33,939	147,310	99,196	26,633	2,011	344,030
Pass/Watch	624,323	793,706	593,894	268,548	424,382	1,037,366	1,389,200	45,111	5,176,530
Total Commercial	$634,964	807,793	604,107	302,487	571,692	1,136,562	1,415,833	47,122	5,520,560

Consumer (1)
Special mention	$—	208	167	53	34	144	204	49	859
Substandard	—	—	53	733	—	456	—	168	1,410
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total criticized and classified	—	208	220	786	34	600	204	217	2,269
Pass/Watch	8,481	23,454	22,695	29,813	44,847	92,807	368,384	18,220	608,701
Total Consumer	$8,481	23,662	22,915	30,599	44,881	93,407	368,588	18,437	610,970

Total Loans
Special mention	$27,409	12,019	7,209	30,963	81,437	148,244	14,035	49	321,365
Substandard	9,140	15,485	5,266	47,937	127,630	110,613	14,211	2,179	332,461
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	36,549	27,504	12,475	78,900	209,067	258,857	28,246	2,228	653,826
Pass/Watch	2,072,997	2,863,345	1,667,966	1,879,781	2,711,682	6,326,448	1,934,855	73,493	19,530,567
Total Gross Loans	$2,109,546	2,890,849	1,680,441	1,958,681	2,920,749	6,585,305	1,963,101	75,721	20,184,393
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Commercial Mortgage
Special mention	$6,013	—	1,549	39,287	47,805	33,971	503	—	129,128
Substandard	9,869	—	57	471	15,875	60,111	748	—	87,131
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	—	1,606	39,758	63,680	94,082	1,251	—	216,259

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Pass/Watch	901,891	336,732	851,026	1,409,458	888,049	2,630,266	156,215	8,896	7,182,533
Total Commercial Mortgage	$917,773	336,732	852,632	1,449,216	951,729	2,724,348	157,466	8,896	7,398,792

Multi-family
Special mention	$—	—	—	2,946	—	—	—	—	2,946
Substandard	—	—	—	—	—	41,593	—	—	41,593
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	—	2,946	—	41,593	—	—	44,539
Pass/Watch	744,514	316,398	522,511	622,238	350,499	1,049,876	15,250	1,512	3,622,798
Total Multi-Family	$744,514	316,398	522,511	625,184	350,499	1,091,469	15,250	1,512	3,667,337

Construction
Special mention	$—	—	14,497	6,639	—	—	—	—	21,136
Substandard	—	—	—	—	5,177	—	—	—	5,177
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	—	14,497	6,639	5,177	—	—	—	26,313
Pass/Watch	150,350	206,323	162,757	101,335	15,034	—	—	—	635,799
Total Construction	$150,350	206,323	177,254	107,974	20,211	—	—	—	662,112

Residential (1)
Special mention	$—	—	946	582	264	1,845	—	—	3,637
Substandard	—	1,746	2,263	1,410	1,024	1,795	—	—	8,238
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	1,746	3,209	1,992	1,288	3,640	—	—	11,875
Pass/Watch	145,286	124,273	303,120	365,323	287,067	737,380	—	—	1,962,449
Total Residential	$145,286	126,019	306,329	367,315	288,355	741,020	—	—	1,974,324

Total Mortgage
Special mention	$6,013	—	16,992	49,454	48,069	35,816	503	—	156,847
Substandard	9,869	1,746	2,320	1,881	22,076	103,499	748	—	142,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	15,882	1,746	19,312	51,335	70,145	139,315	1,251	—	298,986
Pass/Watch	1,942,041	983,726	1,839,414	2,498,354	1,540,649	4,417,522	171,465	10,408	13,403,579
Total Mortgage	$1,957,923	985,472	1,858,726	2,549,689	1,610,794	4,556,837	172,716	10,408	13,702,565

Commercial

	Gross Loans Held for Investment by Year of Origination as of December 31, 2025
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving loans to term loans	Total Loans
Special mention	$1,005	423	17,930	63,499	26,067	34,829	20,217	1,916	165,886
Substandard	2,381	10,661	10,205	57,554	29,348	35,213	36,631	1,487	183,480
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	3,386	11,084	28,135	121,053	55,415	70,042	56,848	3,403	349,366
Pass/Watch	934,987	628,374	305,811	526,728	304,459	971,734	1,121,228	57,830	4,851,151
Total Commercial	$938,373	639,458	333,946	647,781	359,874	1,041,776	1,178,076	61,233	5,200,517

Consumer (1)
Special mention	$—	—	20	—	—	7	806	23	856
Substandard	—	125	81	219	—	310	828	46	1,609
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	—	125	101	219	—	317	1,634	69	2,465
Pass/Watch	31,702	26,282	32,156	45,444	31,271	87,759	338,858	16,494	609,966
Total Consumer	$31,702	26,407	32,257	45,663	31,271	88,076	340,492	16,563	612,431

Total Loans
Special mention	$7,018	423	34,942	112,953	74,136	70,652	21,526	1,939	323,589
Substandard	12,250	12,532	12,606	59,654	51,424	139,022	38,207	1,533	327,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total criticized and classified	19,268	12,955	47,548	172,607	125,560	209,674	59,733	3,472	650,817
Pass/Watch	2,908,730	1,638,382	2,177,381	3,070,526	1,876,379	5,477,015	1,631,551	84,732	18,864,696
Total Gross Loans	$2,927,998	1,651,337	2,224,929	3,243,133	2,001,939	5,686,689	1,691,284	88,204	19,515,513
(1) For residential and consumer loans, the Company assigns internal credit grades based on the delinquency status of each loan.

Note 4. Deposits
Deposits as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Savings	$1,451,633	1,589,259
Money market	4,101,755	3,693,285
Negotiable Order of Withdrawal ("NOW") (1)	7,170,752	6,994,610
Non-interest bearing	3,857,790	3,714,253
Certificates of deposit (2)	3,224,905	3,287,276
Total deposits	$19,806,835	19,278,683
(1) Our insured cash sweep product totaled $1.12 billion and $1.08 billion as of September 30, 2026 and December 31, 2025, respectively, and are reported within NOW accounts.
(2) Time deposits equal to or in excess of $250,000, were $965.9 million and $930.0 million as of September 30, 2026 and December 31, 2025, respectively. Additionally, reciprocal Certificate of Deposit Account Registry Service product totaled $2.5 million as of September 30, 2026 and December 31, 2025.
Within total deposits, brokered deposits totaled $1.20 billion and $769.6 million as of September 30, 2026 and December 31, 2025, respectively.
Note 5. Borrowed Funds
Borrowed funds as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$92,993	95,007
FHLBNY line of credit	315,000	275,000
FHLBNY advances	1,981,530	1,739,735
Purchase accounting adjustment ("PAA") on borrowed funds	1,265	2,213
Total borrowed funds	$2,390,788	2,111,955
Total long-term borrowings totaled $52.0 million and $550.0 million as of September 30, 2026 and December 31, 2025, respectively, while total short-term borrowings totaled $2.34 billion and $1.56 billion as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, Federal Home Loan Bank of New York ("FHLBNY") advances were at fixed rates and mature between October 2026 and January 2031, and as of December 31, 2025, FHLBNY advances were at fixed rates with maturities between January 2026 and August 2030. These advances are secured by loans receivable under a blanket collateral agreement.
Scheduled maturities of FHLBNY advances and lines of credit, including purchase accounting adjustments resulting from the Lakeland Bancorp, Inc. ("Lakeland") merger as of September 30, 2026 are as follows (in thousands):

2026
Due in one year or less	$2,244,500
Due after one year through two years	2,030
Due after two years through three years	—
Due after three years through four years	50,000
Thereafter	—
PAA on borrowed funds	1,265
Total FHLBNY advances and overnight borrowings	$2,297,795

Scheduled maturities of securities sold under repurchase agreements as of September 30, 2026 are as follows (in thousands):

2026
Due in one year or less	$92,993
Total securities sold under repurchase agreements	$92,993
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements. As of September 30, 2026 and December 31, 2025, the fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit and FHLB advances, totaled $2.42 billion and $2.41 billion, respectively.
Interest expense on borrowings for the three and nine months ended September 30, 2026 amounted to $19.6 million and $65.0 million, respectively, while amortization expense related to purchase accounting adjustments for the three and nine months ended September 30, 2026 amounted to a benefit of $316,000 and $949,000, respectively. Interest expense on borrowings for the three and nine months ended September 30, 2025 amounted to $21.6 million and $64.4 million, respectively, while amortization expense related to purchase accounting adjustments for the three and nine months ended September 30, 2025 amounted to a benefit of $316,000 and $1.2 million, respectively.
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
Net periodic benefit costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2026 and 2025 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	—	1	1	$—	—	3	3
Interest cost	298	299	171	148	894	897	513	444
Expected return on plan assets	(900)	(825)	—	—	(2,700)	(2,475)	—	—
Amortization of the net loss (gain)	—	—	(187)	(459)	—	—	(561)	(1,377)
Net periodic (decrease) in benefit cost	$(602)	(526)	(15)	(310)	$(1,806)	(1,578)	(45)	(930)
In its consolidated financial statements for the year ended December 31, 2025, the Company previously disclosed that it does not expect to contribute to the pension plan in 2026. As of September 30, 2026, no contributions have been made to the pension plan.
The changes in net periodic benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2026 were calculated using the January 1, 2025 pension and other post-retirement benefits actuarial valuations.

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
As of September 30, 2026, $2.1 million was recorded in total contingent litigation reserves.
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
Management and its tax advisors continue to engage in discussions with the New Jersey Division of Taxation regarding the tax positions under examination. Certain legal and factual issues remain unresolved, including clarification related to nexus and the State’s ability to assess periods prior to those currently under examination, including periods dating back to the formation of the entity. Depending on the resolution of these issues, the final assessment could be materially more or less favorable than the amount reflected in the initial assessment described above.
Based on our assessment of the technical merits of its position and the facts and circumstances currently available, including our commitment to pursue all available avenues to support and defend its position, management has concluded that as of September 30, 2026, it is more likely than not that the Company’s position will be sustained at the conclusion of the examination or subsequently and therefore recognition of a liability for an uncertain tax position is not required as of the reporting date. As a result of factual and legal developments affecting the years subsequent to those under examination, the New Jersey CBT issues to which the preliminary assessment relates no longer existed after the period of examination by the New Jersey Division of Taxation.
The Company continues to defend its positions regarding New Jersey nexus and the sourcing of income, and believes its positions are supported by the relevant facts and applicable tax law.
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
For the three and nine months ended September 30, 2026, the Company recorded a $2.0 million recapture of provision and a $326,000 provision for credit losses for off-balance sheet credit exposures, respectively. For the three and nine months ended September 30, 2025, the Company recorded a $2.5 million and a $2.6 million provision charge for credit losses for off-balance sheet credit exposures, respectively.
The allowance for credit losses for off-balance sheet credit exposures was $7.2 million as of September 30, 2026 and $10.0 million as of December 31, 2025, and is included in other liabilities on the Consolidated Statements of Financial Condition.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2026 and December 31, 2025.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2026 and December 31, 2025.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2026 or December 31, 2025.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$185,342	185,342	—	—
Government-agency obligations	27,206	—	27,206	—
Mortgage-backed securities	2,818,445	—	2,818,445	—
Asset-backed securities	34,476	—	34,476	—
State and municipal obligations	103,903	—	103,903	—
Corporate obligations	114,978	—	114,978	—
Total available for sale debt securities	3,284,350	185,342	3,099,008	—
Equity securities	19,706	19,706	—	—
Derivative assets	160,809	—	160,809	—
	$3,464,865	205,048	3,259,817	—

Derivative liabilities	$150,316	—	150,316	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$124,332	—	—	124,332
Foreclosed assets	963	—	—	963
	$125,295	—	—	125,295

	Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	—	—
Government-agency obligations	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	—	41,761	—
State and municipal obligations	112,999	—	112,999	—
Corporate obligations	97,366	—	97,366	—
Total available for sale debt securities	3,164,756	266,744	2,898,012	—
Equity Securities	19,875	19,875	—	—
Derivative assets	105,734	—	105,734	—
	$3,290,365	286,619	3,003,746	—

Derivative liabilities	$108,102	—	108,102	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$54,506	—	—	54,506
Foreclosed assets	2,015	—	—	2,015
	$56,521	—	—	56,521

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026.
Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on- and off- the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. As of September 30, 2026, there was no cash collateral pledged to secure loan level swaps and risk participation agreements. As of December 31, 2025 $2.4 million was included in cash and cash equivalents, representing cash collateral pledged to secure loan level swaps and risk participation agreements.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2026 and December 31, 2025. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements as of September 30, 2026 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$266,002	266,002	266,002	—	—
Available for sale debt securities:
U.S. Treasury obligations	$185,342	185,342	185,342	—	—
Government-agency obligations	27,206	27,206	—	27,206	—
Mortgage-backed securities	2,818,445	2,818,445	—	2,818,445	—
Asset-backed securities	34,476	34,476	—	34,476	—
State and municipal obligations	103,903	103,903	—	103,903	—
Corporate obligations	114,978	114,978	—	114,978	—
Total available for sale debt securities	$3,284,350	3,284,350	185,342	3,099,008	—
Held to maturity debt securities, net of allowance for credit losses:
Government-agency obligations	—	—	—	—	—
State and municipal obligations	257,084	241,620	—	241,620	—
Corporate obligations	—	—	—	—	—
Total held to maturity debt securities, net of allowance for credit losses	$257,084	241,620	—	241,620	—
FHLBNY stock	128,937	128,937	128,937	—	—
Equity securities	19,706	19,706	19,706	—	—
Loans, net of allowance for credit losses	19,986,233	19,723,548	—	—	19,723,548
Derivative assets	160,809	160,809	—	160,809	—

Financial liabilities:
Deposits other than certificates of deposits	$16,581,930	16,581,930	16,581,930	—	—
Certificates of deposit	3,224,905	3,223,491	—	3,223,491	—
Total deposits	$19,806,835	19,805,421	16,581,930	3,223,491	—
Borrowings	2,390,788	2,384,895	—	2,384,895	—
Subordinated debentures	429,464	438,934	—	438,934	—
Derivative liabilities	150,316	150,316	—	150,316	—

		Fair Value Measurements as of December 31, 2025 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$211,484	211,484	211,484	—	—
Available for sale debt securities:
U.S. Treasury obligations	$266,744	266,744	266,744	—	—
Government-agency obligations	33,539	33,539	—	33,539	—
Mortgage-backed securities	2,612,347	2,612,347	—	2,612,347	—
Asset-backed securities	41,761	41,761	—	41,761	—
State and municipal obligations	112,999	112,999	—	112,999	—
Corporate obligations	97,366	97,366	—	97,366	—
Total available for sale debt securities	$3,164,756	3,164,756	266,744	2,898,012	—
Held to maturity debt securities:
Government-agency obligations	3,400	3,378	—	3,378	—
State and municipal obligations	276,585	269,711	—	269,711	—
Corporate obligations	2,142	2,129	—	2,129	—
Total held to maturity debt securities	$282,127	275,218	—	275,218	—
FHLBNY stock	115,687	115,687	115,687	—	—
Equity securities	19,875	19,875	19,875	—	—
Loans, net of allowance for credit losses	19,334,004	19,421,891	—	—	19,421,891
Derivative assets	105,734	105,734	—	105,734	—

Financial liabilities:
Deposits other than certificates of deposits	$15,991,407	15,991,407	15,991,407	—	—
Certificates of deposit	3,287,276	3,288,485	—	3,288,485	—
Total deposits	$19,278,683	19,279,892	15,991,407	3,288,485	—
Borrowings	2,111,955	2,116,467	—	2,116,467	—
Subordinated debentures	406,582	433,450	—	433,450	—
Derivative liabilities	108,102	108,102	—	108,102	—

Note 11. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$(120,083)	33,565	(86,518)	27,957	(8,009)	19,948
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(120,083)	33,565	(86,518)	27,957	(8,009)	19,948
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized gains (losses) arising during the period	5,192	(1,451)	3,741	615	(174)	441
Reclassification adjustment for (gains) included in net income	(131)	36	(95)	(2,056)	582	(1,474)
Total	5,061	(1,415)	3,646	(1,441)	408	(1,033)
Amortization related to post-retirement obligations	(187)	52	(135)	(3,332)	944	(2388)
Total other comprehensive income (loss)	$(115,209)	32,202	(83,007)	23,184	(6,657)	16,527

	Nine months ended September 30,
	2026			2025
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$(149,589)	41,811	(107,778)	88,132	(32,252)	55,880
Reclassification adjustment for (gains) losses on securities sales included in net income	806	(224)	582	(87)	24	(63)
Total	(148,783)	41,587	(107,196)	88,045	(32,228)	55,817
Unrealized gains and losses on derivatives (cash flow hedges):
Net unrealized (losses) gains arising during the period	12,381	(3,460)	8,921	(214)	61	(153)
Reclassification adjustment for (gains) included in net income	(270)	75	(195)	(6,285)	1,780	(4,505)
Total	12,111	(3,385)	8,726	(6,499)	1,841	(4,658)
Amortization related to post-retirement obligations	(398)	111	(287)	(4,251)	1,204	(3,047)
Total other comprehensive income (loss)	$(137,070)	38,313	(98,757)	77,295	(29,183)	48,112

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2026				2025
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of June 30,	$(97,856)	2,702	3,221	(91,933)	(108,692)	5,488	(566)	(103,770)
Current - period other comprehensive income (loss)	(86,518)	(135)	3,646	(83,007)	19,948	(2,388)	(1,033)	16,527
Balance as of September 30,	$(184,374)	2,567	6,867	(174,940)	(88,744)	3,100	(1,599)	(87,243)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2026				2025
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss)
Balance as of December 31,	$(77,178)	2,854	(1,859)	(76,183)	(144,561)	6,147	3,059	(135,355)
Current - period other comprehensive income (loss)	(107,196)	(287)	8,726	(98,757)	55,817	(3,047)	(4,658)	48,112
Balance as of September 30,	$(184,374)	2,567	6,867	(174,940)	(88,744)	3,100	(1,599)	(87,243)

The following tables summarize the reclassifications from accumulated other comprehensive (loss) to the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2026	2025
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	Net gain (loss) on securities transactions
	—	—	Income tax expense
	$—	—	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$131	2,056	Interest expense
	(36)	(582)	Income tax expense
	$95	1,474

Post-retirement obligations:
Amortization of actuarial gains	$(187)	(459)	Compensation and employee benefits (1)
	52	130	Income tax expense
	$(135)	(329)	Net of tax

Total reclassifications	$(40)	1,145	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2026	2025
Details of AOCI:
Available for sale debt securities:
Realized net gains (losses) on the sale of securities available for sale	$(806)	87	Net gain (loss) on securities transactions
	224	(24)	Income tax expense
	$(582)	63	Net of tax

Cash flow hedges:
Realized net gains (losses) on derivatives	$270	6,285	Interest expense
	(75)	(1,780)	Income tax expense
	$195	4,505

Post-retirement obligations:
Amortization of actuarial gains	$(398)	(1,377)	Compensation and employee benefits (1)
	111	390	Income tax expense
	$(287)	(987)	Net of tax

Total reclassifications	$(674)	3,581	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company may execute interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2026 and December 31, 2025, the Company had 408 and 438 loan related interest rate swaps with aggregate notional amounts of $3.79 billion and $4.00 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties but as of September 30, 2026, it was not required to post collateral against the potential risk of default by the borrower under these agreements. For September 30, 2026 and December 31, 2025, the Company had 8 and 10 credit derivatives, respectively, with aggregate notional amounts of $108.7 million and $98.6 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. As of September 30, 2026 and December 31, 2025, the asset and liability positions of these fair value credit derivatives were insignificant.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings and brokered demand deposits.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings or demand deposits. During the next twelve months, the Company estimates that $4.2 million will be reclassified as a reduction to interest expense. As of September 30, 2026, the Company had eight outstanding interest rate derivatives with an aggregate notional amount of $675.0 million that were each designated as a cash flow hedge of interest rate risk, compared to seven outstanding interest rate derivatives with an aggregate notional amount of $575.0 million, as of December 31, 2025.
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

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition as of September 30, 2026 and December 31, 2025 (in thousands).

	Fair Values of Derivative Instruments as of September 30, 2026
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$1,895,825	Other assets	$150,356	$1,895,825	Other liabilities	$150,432
Credit contracts	43,173	Other assets	3	65,507	Other liabilities	(17)
Total derivatives not designated as a hedging instrument			150,359			150,415

Derivatives designated as a hedging instrument:
Interest rate products	550,000	Other assets	9,302	125,000	Other liabilities	88
Total gross derivative amounts recognized on the balance sheet			159,661			150,503

Netting Adjustments			9,302			—
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$150,359			$150,503

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$95			$95
Cash collateral - institutional counterparties			150,170			—
Net derivatives not offset			$94			$150,408

	Fair Values of Derivative Instruments as of December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)	Notional Amount	Consolidated Statements of Financial Condition	Fair value (1)
Derivatives not designated as a hedging instrument:
Interest rate products	$2,000,609	Other assets	$105,251	$2,000,609	Other liabilities	$105,453
Credit contracts	33,385	Other assets	9	65,167	Other liabilities	—
Total derivatives not designated as a hedging instrument			105,260			105,453

Derivatives designated as a hedging instrument:
Interest rate products	—	Other assets	—	575,000	Other liabilities	2,670
Total gross derivative amounts recognized on the balance sheet			105,260			108,123

Netting Adjustments			—			1,678
Gross amounts offset on the balance sheet			—			—
Net derivative amounts presented on the balance sheet			$105,260			$106,445

Gross amounts not offset on the balance sheet:
Financial instruments - institutional counterparties			$7,814			$7,814
Cash collateral - institutional counterparties			89,000			—
Net derivatives not offset			$8,446			$98,631
(1) The fair values related to interest rate products in the above net derivative tables show the total value of assets and liabilities, which include accrued interest receivable and accrued interest payable for the periods ended September 30, 2026 and December 31, 2025.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2026 and 2025 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2026	September 30, 2025
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$107	32
Credit contracts	Other income (loss)	92	(3)
Total		$199	29

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(131)	(2,056)
Total		$(131)	(2,056)

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2026	September 30, 2025
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (loss)	$129	(78)
Credit contracts	Other income (loss)	224	(122)
Total		$353	(200)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(270)	(6,285)
Total		$(270)	(6,285)
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
As of September 30, 2026, the Company had six dealer counterparties, of which, the Company was in a net asset position with respect to all of its counterparties.
Note 13. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For both the three and nine months ended September 30, 2026, the out-of-scope revenue related to financial instruments was 91.7% and 91.3% of the Company's total revenue, compared to 92.2% and 92.1% for the three and nine months ended September 30, 2025, respectively. Revenue generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-interest income
In-scope of Topic 606:
Wealth management fees	$7,825	7,349	22,745	21,625
Insurance agency income	4,737	3,934	17,392	14,732
Banking service charges and other fees:
Service charges on deposit accounts	5,242	5,366	15,884	15,325
Debit card and ATM fees	1,330	1,159	3,727	3,719
Total banking service charges and other fees	6,572	6,525	19,611	19,044
Total in-scope non-interest income	19,134	17,808	59,748	55,401
Total out-of-scope non-interest income	11,392	9,611	34,205	26,123
Total non-interest income	$30,526	27,419	93,953	81,524
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
Note 14. Leases
The following table represents the consolidated statements of financial condition classification of the Company’s right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	Classification	September 30, 2026	December 31, 2025
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$55,929	57,941
Lease Liabilities:
Operating lease liabilities	Other liabilities	$59,393	61,125
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
As of September 30, 2026, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 6.6 years and 3.46%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2026	Three months ended September 30, 2025
Lease Costs
Operating lease cost	$3,481	3,353
Variable lease cost	1,080	1,117
Total lease cost	$4,561	4,470

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Lease Costs
Operating lease cost	$10,782	10,367
Variable lease cost	3,306	3,158
Total lease cost	$14,088	13,525

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Operating cash flows from operating leases	$9,862	10,175

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026, were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2025	$3,197
2026	12,215
2027	11,093
2028	9,886
2029	8,842
Thereafter	21,855
Total future minimum lease payments	67,088
Amounts representing interest	7,695
Present value of net future minimum lease payments	$59,393
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
The following table represents segment information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income on loans	$297,596	290,042	$864,992	845,183
Interest income on cash and debt securities	40,675	36,239	114,942	102,752
Total interest income	338,271	326,281	979,934	947,935
Total interest expense	130,263	131,949	375,501	384,781
Net interest income	208,008	194,332	604,433	563,154

Provision for credit losses	5,240	7,044	12,458	4,794
Net interest income after provision	202,768	187,288	591,975	558,360

Non-interest income:
Wealth management income	7,825	7,349	22,745	21,625
Insurance Agency Income	4,737	3,934	17,392	14,732
Other non-interest income (1)	17,964	16,136	53,816	45,167
Total non-interest income	30,526	27,419	93,953	81,524

Non-interest expense:
Compensation and employee benefits	67,958	63,202	201,443	188,817
Net occupancy expense	13,160	12,773	40,609	39,711
Data processing expense	10,369	9,102	29,403	28,305
Other non-interest expense (2)	49,194	28,015	105,627	87,140
Total non-interest expense	140,681	113,092	377,082	343,973

Income tax expense	23,454	29,895	82,122	88,182

Net income	$69,159	71,720	$226,724	207,729
(1) Other non-interest income items include fees and commissions, bank owned life insurance ("BOLI") and other miscellaneous income.
(2) Other non-interest expense items include loss on extinguishment of debt due to the accelerated amortization of purchase accounting adjustments, core conversion, amortization of intangibles and other miscellaneous expenses.
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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses on loans relates to the macroeconomic forecasts used to estimate expected credit losses over the forecast period. As of September 30, 2026, the model incorporated Moody’s baseline economic forecast, as adjusted for qualitative factors, as well as an extensive review of classified loans and loans that were classified as impaired with a specific reserve assigned to those loans. The allowance estimation process resulted in a provision of $7.2 million and $12.1 million for the three and nine months ended September 30, 2026, and an overall coverage ratio of 94 basis points. Management believes the allowance for credit losses accurately represents the estimated inherent losses, factoring in the qualitative adjustment and other assumptions, including the selection of the baseline forecast within the model.
Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation. The segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. As of September 30, 2026, the portfolio and class segments for the Company’s loan portfolio were:
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
COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
Total assets as of September 30, 2026 were $25.85 billion, an $866.7 million increase from December 31, 2025. The increase in total assets was primarily due to a $666.0 million increase in loans held for investment and a $94.4 million increase in total investments.
The Company’s loans held for investment portfolio totaled $20.17 billion as of September 30, 2026 and $19.50 billion as of December 31, 2025. The loan portfolio consisted of the following:

	September 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$7,604,830	7,398,792
Multi-family	3,841,754	3,667,337
Construction	694,807	662,112
Residential	1,911,472	1,974,324
Total mortgage loans	14,052,863	13,702,565
Commercial loans (1)	5,237,467	4,843,466
Mortgage warehouse lines	283,093	357,051
Consumer loans	610,970	612,431
Total gross loans	20,184,393	19,515,513
Premiums on purchased loans	1,676	1,524
Net deferred fees and unearned discounts	(15,999)	(12,976)
Total loans held for investment	$20,170,070	19,504,061
(1) Commercial loans consist of owner-occupied real estate and commercial and industrial loans.
During the nine months ended September 30, 2026, the loans held for investment portfolio had net increases of $394.0 million of commercial loans, $206.0 million of commercial mortgage loans, $174.4 million of multi-family loans and $32.7 million of construction loans, partially offset by net decreases of $74.0 million of mortgage warehouse lines, $62.9 million of residential mortgage loans and $1.5 million of consumer loans. Total commercial loans, including mortgage warehouse lines, commercial mortgage, multi-family and construction loans, represented 87.5% of the loan portfolio as of September 30, 2026, compared to 86.7% as of December 31, 2025.
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

We consider our commercial real estate loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. As of September 30, 2026, our portfolio of commercial real estate loans, including multi-family and construction loans, totaled $12.14 billion, or 60.2% of total loans.
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
The table below summarizes the concentrations of CRE loans on a gross basis, not including any PAA, based on the collateral securing the loans, as of September 30, 2026 (in millions):

	Amount	Percentage of Total
Multi-family (1)	$4,182,698	34.5%
Retail	2,787,759	23.0
Industrial	2,372,831	19.6
Mixed	879,297	7.3
Office	756,675	6.2
Special use property	527,482	4.4
Residential	310,508	2.6
Hotel	136,391	1.1
Land	182,739	1.5
Total CRE, multi-family and construction loans	$12,136,380	100.0%
(1) Within the multi-family portfolio above, rent-stabilized loans totaled less than 1% of the portfolio as of September 30, 2026.
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
The table below summarizes the Company’s commercial real estate portfolio, including multi-family and construction loans on a gross basis, not including any purchase accounting adjustments as of September 30, 2026, as segregated by the geographic region in which the property is located (dollars in millions):

	Amount	Percentage of Total
New Jersey	$7,277,944	60.0%
New York	1,506,144	12.4
Pennsylvania	2,022,703	16.7
Other states	1,329,589	11.0
Total CRE, multi-family and construction loans	$12,136,380	100.0%
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $177.3 million and $95.7 million, respectively, as of September 30, 2026, compared to $174.8 million and $65.7 million, respectively, as of December 31, 2025.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$21,034	$26,856
Multi-family	1,831	2,268
Construction	1,781	5,159
Residential	5,947	9,062
Total mortgage loans	30,593	43,345
Commercial loans	107,691	33,219
Consumer loans	1,858	1,856
Total non-performing loans	140,142	78,420
Foreclosed assets	963	2,015
Total non-performing assets	$141,105	80,435
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Mortgage loans:
Commercial	$190	—
Multi-family	—	932
Residential	5,731	4,177
Total mortgage loans	5,921	5,109
Commercial loans	477	633
Consumer loans	792	781
Total 60-89 day delinquent loans	$7,190	6,523
As of September 30, 2026, the Company’s allowance for credit losses related to the loan portfolio was 0.94% of total loans, compared to 0.95% and 0.97% as of December 31, 2025 and September 30, 2025, respectively. The Company recorded a provision for credit losses on loans of $7.2 million and $12.1 million for the three and nine months ended September 30, 2026, respectively, compared with provisions totaling $4.5 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the Company had net charge-offs of $2.4 million and $7.4 million, respectively, compared to net charge-offs of $5.4 million and $8.6 million, respectively, for the same periods in 2025. The allowance for credit losses increased $4.7 million to $189.5 million as of September 30, 2026 from $184.8 million as of December 31, 2025. The increase in the allowance for credit losses on loans as of September 30, 2026 compared to December 31, 2025 was due to a $12.1 million provision for credit losses on loans, partially offset by net charge-offs of $7.4 million.
Total non-performing loans were $140.1 million, or 0.69% of total loans as of September 30, 2026, compared to $78.4 million, or 0.40% of total loans as of December 31, 2025. Included in non-performing loans are four commercial loans on senior housing properties totaling $81.2 million that are the subject of related bankruptcy filings. These loans have no prior charge-off history and three of the four loans require no specific reserve allocations, while one loan has a specific reserve of $488,000. These allocations are based on sales agreements for the four collateral properties and stipulation agreements for the related loan payoffs, all of which have been approved by the bankruptcy court.
As of September 30, 2026 and December 31, 2025, the Company held foreclosed assets of $1.0 million and $2.0 million, respectively. Foreclosed assets as of September 30, 2026 was comprised of one commercial real estate property. Total non-performing assets as of September 30, 2026 increased $60.7 million to $141.1 million, or 0.55% of total assets, from $80.4 million, or 0.32% of total assets as of December 31, 2025.
Total investment securities were $3.56 billion as of September 30, 2026, a $94.4 million increase from December 31, 2025. This increase was primarily due to purchases of mortgage-backed securities, partially offset by an increase in unrealized losses on available for sale debt securities.
Total deposits increased $528.2 million during the nine months ended September 30, 2026, to $19.81 billion. Total savings and demand deposit accounts increased $590.5 million to $16.58 billion as of September 30, 2026, while total time deposits decreased $62.4 million to $3.22 billion as of September 30, 2026. The increase in savings and demand deposits was largely attributable to a $408.5 million increase in money market deposits, a $176.1 million increase in interest-bearing demand deposits and a $143.5 million increase in non-interest bearing demand deposits, partially offset by a $137.6 million decrease in savings deposits. Within interest-bearing demand deposits, municipal deposits decreased $527.3 million, primarily due to seasonal outflows. To assist in funding the aforementioned seasonal outflows, brokered demand deposits increased by $432.5 million.
Borrowed funds increased $278.8 million during the nine months ended September 30, 2026, to $2.39 billion. The increase in borrowed funds was largely used to fund seasonal outflows in municipal deposits and to replace maturing brokered deposits. Borrowed funds represented 9.2% of total assets as of September 30, 2026, an increase from 8.5% as of December 31, 2025.
Stockholders’ equity increased $31.3 million during the nine months ended September 30, 2026, to $2.86 billion, primarily due to net income earned for the period, partially offset by cash dividends paid to stockholders and an increase in unrealized losses on available for sale debt securities. For the three and nine months ended September 30, 2026, common stock repurchases totaled 1,464 shares at an average cost of $24.44 per share, all of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. For the nine months ended September 30, 2026, common stock repurchases totaled 616,186 shares at an average cost of $21.10 per share. As of September 30, 2026, approximately 2,198,007 shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the nine months ended September 30, 2026 and 2025, loan repayments totaled $7.08 billion and $6.31 billion, respectively.

The Company continues to monitor and focus on depositor behavior and borrowing capacity with FHLBNY and FRBNY, with current borrowing capacity of $4.76 billion and $3.02 billion, respectively, as of September 30, 2026. Our estimated uninsured and uncollateralized deposits as of September 30, 2026 totaled $5.22 billion, or 26.4% of deposits. Our total estimated uninsured deposits, including collateralized deposits as of September 30, 2026, were $10.88 billion. Within time deposits, approximately $761.3 million, or 23.6% was uninsured as of September 30, 2026.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $2.29 billion for the nine months ended September 30, 2026, compared to $2.04 billion for the same period in 2025. Purchases for the investment portfolio totaled $683.7 million for the nine months ended September 30, 2026, compared to $802.3 million for the year ended December 31, 2025. As of September 30, 2026, the Bank had outstanding loan commitments to borrowers of $3.95 billion, including undisbursed home equity lines and personal credit lines of $655.1 million.
Total deposits increased $528.2 million during the nine months ended September 30, 2026, to $19.81 billion. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $3.14 billion as of September 30, 2026. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
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
As of September 30, 2026, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2026
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1) (2)
Tier 1 leverage capital	$1,001,576	4.00%	1,001,576	4.00%	2,662,194	10.63%
Common equity Tier 1 risk-based capital	960,870	4.50	1,494,686	7.00	2,662,194	12.47
Tier 1 risk-based capital	1,281,159	6.00	1,814,976	8.50	2,662,194	12.47
Total risk-based capital	1,708,213	8.00	2,242,029	10.50	2,858,860	13.39

Company:
Tier 1 leverage capital	$1,001,776	4.00%	1,001,776	4.00%	2,320,646	9.27%
Common equity Tier 1 risk-based capital	962,458	4.50	1,497,157	7.00	2,320,646	10.85
Tier 1 risk-based capital	1,283,278	6.00	1,817,977	8.50	2,320,646	10.85
Total risk-based capital	1,711,037	8.00	2,245,736	10.50	2,959,375	13.84
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
General. The Company reported net income of $69.2 million, or $0.53 per basic and diluted share for the three months ended September 30, 2026, compared to net income of $71.7 million, or $0.55 per basic and diluted share, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net income totaled $226.7 million, or $1.74 per basic and diluted share, compared to $207.7 million, or $1.59 per basic and diluted share, for the nine months ended September 30, 2025.
The following tables sets forth certain information for the three and nine months ended September 30, 2026. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the three months ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$77,799	$736	3.72%	79,471	764	3.82%
Available for sale debt securities	3,329,680	35,888	4.31	3,070,080	30,952	4.03
Held to maturity debt securities, net (1)	257,990	1,737	2.69	299,506	1,897	2.53
Equity securities, at fair value	20,027	126	2.52	19,457	120	2.47
Federal Home Loan Bank stock	108,706	2,188	7.87	116,788	2,506	8.58
Net loans: (2)
Total mortgage loans	13,843,143	203,496	5.84	13,390,032	197,252	5.85
Total commercial loans	5,433,585	84,026	6.14	4,908,131	81,943	6.63
Total consumer loans	604,410	10,074	6.61	608,600	10,847	7.07
Total net loans	19,881,138	297,596	5.94	18,906,763	290,042	6.09
Total interest earning assets	$23,675,340	$338,271	5.68%	22,492,065	326,281	5.76%
Non-Interest Earning Assets:
Cash and due from banks	151,192			154,859
Other assets	1,819,515			1,871,366

Total assets	$25,646,047			24,518,290
Interest Bearing Liabilities:
Demand deposits	$11,338,331	$72,205	2.53%	10,280,314	70,584	2.72%
Savings deposits	1,532,983	791	0.20	1,596,072	896	0.22
Time deposits	3,303,541	28,860	3.47	3,287,241	30,614	3.69
Total deposits	16,174,855	101,856	2.50	15,163,627	102,094	2.67
Borrowed funds	1,911,917	19,303	4.01	2,136,111	21,307	3.96
Subordinated debentures	448,066	9,104	8.06	404,548	8,548	8.38
Total interest bearing liabilities	$18,534,838	130,263	2.79%	17,704,286	131,949	2.96%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,850,952			3,725,645
Other non-interest bearing liabilities	337,171			349,945
Total non-interest bearing liabilities	4,188,123			4,075,590
Total liabilities	22,722,961			21,779,876
Stockholders' equity	2,923,086			2,738,414
Total liabilities and stockholders' equity	$25,646,047			24,518,290
Net interest income		$208,008			194,332
Net interest rate spread			2.89%			2.80%
Net interest-earning assets	$5,140,502			4,787,779
Net interest margin (3)			3.50%			3.43%
Ratio of interest-earning assets to total interest-bearing liabilities	1.28x			1.27x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

	For the nine months ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands) (Unaudited)
Interest Earning Assets:
Deposits	$75,855	$2,173	3.83%	78,434	2,227	4.21%
Available for sale debt securities	3,273,782	100,983	4.11	2,952,923	87,530	3.95
Held to maturity debt securities, net (1)	266,129	5,309	2.66	311,507	5,859	2.51
Equity securities, at fair value	20,001	370	2.46	19,294	469	3.24
Federal Home Loan Bank stock	120,422	6,107	6.76	119,503	6,667	7.48
Net loans: (2)
Total mortgage loans	13,691,826	590,380	5.76	13,362,561	577,097	5.77
Total commercial loans	5,306,577	244,685	6.16	4,803,599	236,616	6.59
Total consumer loans	605,173	29,927	6.61	609,979	31,470	6.90
Total net loans	19,603,576	864,992	5.90	18,776,139	845,183	6.02
Total interest earning assets	$23,359,765	979,934	5.61%	22,257,800	947,935	5.69%
Non-Interest Earning Assets:
Cash and due from banks	161,604			146,568
Other assets	1,804,260			1,908,122
Total assets	$25,325,629			24,312,490
Interest Bearing Liabilities:
Demand deposits	$10,926,221	$199,300	2.44%	10,084,036	200,819	2.66%
Savings deposits	1,579,450	2444	0.21	1,641,821	2,720	0.22
Time deposits	3,257,273	83,851	3.44	3,228,399	92,232	3.82
Total deposits	15,762,944	285,595	2.42	14,954,256	295,771	2.64
Borrowed funds	2,176,348	64,044	3.93	2,182,319	63,555	3.89
Subordinated debentures	421,265	25,862	8.21	403,299	25,455	8.44
Total interest bearing liabilities	$18,360,557	375,501	2.73%	17,539,874	384,781	2.93%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	$3,737,976			3,715,008
Other non-interest bearing liabilities	328,993			370,224
Total non-interest bearing liabilities	4,066,969			4,085,232
Total liabilities	22,427,526			21,625,106
Stockholders' equity	2,898,103			2,687,384
Total liabilities and stockholders' equity	$25,325,629			24,312,490
Net interest income		$604,433			563,154
Net interest rate spread			2.88%			2.76%
Net interest-earning assets	$4,999,208			4,717,926
Net interest margin (3)			3.46%			3.38%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.27x

(1)	Average outstanding balance amounts shown are amortized cost, net of allowance for credit losses.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, loan premiums and discounts and include loans held for sale and non-accrual loans.
(3)	Annualized net interest income divided by average interest-earning assets.

Net Interest Income. Net interest income increased $13.7 million to $208.0 million for the three months ended September 30, 2026, from $194.3 million for the same period in 2025. Net interest income increased $41.3 million to $604.4 million for the nine months ended September 30, 2026, from $563.2 million for the same period in 2025. The increase was primarily due to originations of new loans at current market rates, combined with favorable repricing of deposits.
The net interest margin increased 7 basis points to 3.50% for the quarter ended September 30, 2026, compared to 3.43% for the quarter ended September 30, 2025. The weighted average yield on interest-earning assets decreased 8 basis points to 5.68% for the quarter ended September 30, 2026, compared to 5.76% for the quarter ended September 30, 2025, while the weighted average cost of interest-bearing liabilities decreased 17 basis points for the quarter ended September 30, 2026, to 2.79%, compared to 2.96% for the quarter ended September 30, 2025. The average cost of interest-bearing deposits for the quarter ended September 30, 2026, was 2.50%, compared to 2.67% for the same period last year. Average non-interest-bearing demand deposits totaled $3.85 billion for the quarter ended September 30, 2026, compared to $3.73 billion for the quarter ended September 30, 2025. The average cost of total deposits, including non-interest-bearing deposits, was 2.02% for the quarter ended September 30, 2026, compared with 2.10% for the quarter ended September 30, 2025. The average cost of borrowed funds for the quarter ended September 30, 2026, was 4.01%, compared to 3.96% for the same period last year.
For the nine months ended September 30, 2026, the net interest margin increased 8 basis points to 3.46%, compared to 3.38% for the nine months ended September 30, 2025. The weighted average yield on interest-earning assets declined 8 basis points to 5.61% for the nine months ended September 30, 2026, compared to 5.69% for the nine months ended September 30, 2025, while the weighted average cost of interest-bearing liabilities decreased 20 basis points to 2.73% for the nine months ended September 30, 2026, compared to 2.93% for the same period last year. The average cost of interest-bearing deposits decreased 22 basis points to 2.42% for the nine months ended September 30, 2026, compared to 2.64% for the same period last year. Average non-interest-bearing demand deposits totaled $3.74 billion for the nine months ended September 30, 2026, compared with $3.72 billion for the nine months ended September 30, 2025. The average cost of total deposits, including non-interest-bearing deposits, was 1.96% for the nine months ended September 30, 2026, compared with 2.12% for the nine months ended September 30, 2025. The average cost of borrowings for the nine months ended September 30, 2026, was 3.93%, compared to 3.89% for the same period last year.
Interest income on loans secured by real estate increased $6.2 million to $203.5 million for the three months ended September 30, 2026, from $197.3 million for the three months ended September 30, 2025. Commercial loan interest income increased $2.1 million to $84.0 million for the three months ended September 30, 2026, from $81.9 million for the three months ended September 30, 2025. Consumer loan interest income decreased $0.8 million to $10.1 million for the three months ended September 30, 2026, from $10.8 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, the average balance of total loans increased $974.4 million to $19.88 billion, compared to the same period in 2025. The average yield on total loans for the three months ended September 30, 2026 decreased 15 basis points to 5.94%, from 6.09% for the same period in 2025.
Interest income on loans secured by real estate increased $13.3 million to $590.4 million for the nine months ended September 30, 2026, from $577.1 million for the nine months ended September 30, 2025. Commercial loan interest income increased $8.1 million to $244.7 million for the nine months ended September 30, 2026, from $236.6 million for the nine months ended September 30, 2025. Consumer loan interest income decreased $1.5 million to $29.9 million for the nine months ended September 30, 2026, from $31.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the average balance of total loans increased $827.4 million to $19.60 billion, compared with $18.78 billion for the same period in 2025. The average yield on total loans for the nine months ended September 30, 2026, decreased 12 basis points to 5.90%, from 6.02% for the same period in 2025.
Interest income on held to maturity debt securities totaled $1.7 million for the three months ended September 30, 2026, compared to $1.9 million for the same period last year. Average held to maturity debt securities decreased $41.5 million to $258.0 million for the three months ended September 30, 2026, from $299.5 million for the same period last year. Interest income on held to maturity debt securities decreased $550,000 to $5.3 million for the nine months ended September 30, 2026, compared to the same period in 2025. Average held to maturity debt securities decreased $45.4 million to $266.1 million for the nine months ended September 30, 2026, from $311.5 million for the same period last year.
Interest income on available for sale debt securities increased $4.9 million to $35.9 million for the three months ended September 30, 2026, from $31.0 million for the three months ended September 30, 2025. The average balance of available for sale debt securities increased $259.6 million to $3.33 billion for the three months ended September 30, 2026, compared to the same period in 2025. Interest income on available for sale debt securities increased $13.5 million to $101.0 million for the nine months ended September 30, 2026, from $87.5 million for the same period last year. The average balance of available for sale debt securities increased $320.9 million to $3.27 billion for the nine months ended September 30, 2026.

Dividend income on FHLBNY stock decreased $318,000 to $2.2 million for the three months ended September 30, 2026, from $2.5 million for the three months ended September 30, 2025. The average balance of FHLBNY stock decreased $8.1 million to $108.7 million for the three months ended September 30, 2026, compared to the same period in 2025. Dividend income on FHLBNY stock increased $12.8 million to $107.5 million for the nine months ended September 30, 2026, from $94.7 million for the same period last year. The average balance of FHLBNY stock increased $919,000 to $120.4 million for the nine months ended September 30, 2026.
The average yield on total securities increased to 4.18% for the three months ended September 30, 2026, compared with 3.89% for the same period in 2025. For the nine months ended September 30, 2026, the average yield on total securities increased to 3.99%, compared with 3.81% for the same period in 2025.
Interest expense on deposit accounts decreased $238,000 to $101.9 million for the three months ended September 30, 2026, compared with $102.1 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest expense on deposit accounts decreased $10.2 million to $285.6 million, from $295.8 million for the same period last year. The average cost of interest-bearing deposits improved to 2.50% and 2.42% for the three and nine months ended September 30, 2026, respectively, from 2.67% and 2.64% for the three and nine months ended September 30, 2025, respectively. The average balance of interest-bearing core deposits, which consist of total savings and demand deposits, for the three months ended September 30, 2026, increased $1.3 billion to $12.87 billion. For the nine months ended September 30, 2026, average interest-bearing core deposits increased $779.8 million, to $12.51 billion, from $11.73 billion for the same period in 2025. Average time deposit account balances increased $16.3 million to $3.30 billion for the three months ended September 30, 2026, from $3.29 billion for the three months ended September 30, 2025. For the nine months ended September 30, 2026, average time deposit account balances increased $28.9 million to $3.26 billion, from $3.23 billion for the same period in 2025.
Interest expense on borrowed funds decreased $2.0 million to $19.3 million for the three months ended September 30, 2026, from $21.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest expense on borrowed funds increased $489,000 to $64.0 million, from $63.6 million for the nine months ended September 30, 2025. The average cost of borrowings increased to 4.01% for the three months ended September 30, 2026, from 3.96% for the three months ended September 30, 2025. The average cost of borrowings increased to 3.93% for the nine months ended September 30, 2026, from 3.89% for the same period last year. Average borrowings decreased $224.2 million to $1.91 billion for the three months ended September 30, 2026, from $2.14 billion for the three months ended September 30, 2025. For the nine months ended September 30, 2026, average borrowings decreased $6.0 million to $2.18 billion, compared to $2.18 billion for the nine months ended September 30, 2025.
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
The Company recorded provisions for credit losses on loans of $7.2 million and $12.1 million for the three and nine months ended September 30, 2026, respectively, compared with provisions of $4.5 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The provision for credit losses on loans for the three and nine months ended September 30, 2026 was primarily due to an increase in specific reserves on individually evaluated loans, combined with overall growth in the loan portfolio.
Non-Interest Income. For the three months ended September 30, 2026, total non-interest income was $30.5 million, compared to $27.4 million for the three months ended September 30, 2025, an increase of $3.1 million. The increase was primarily driven by a $3.8 million increase in BOLI income and an $803,000 increase in insurance agency income, partially offset by a $1.1 million decrease in fee income. The increase in BOLI income was primarily related to an increase in benefit claims, while the increase in insurance agency income was due to an increase in business activity in the current quarter. The decrease in fee income was primarily related to a decrease in loan related fee income.
For the nine months ended September 30, 2026, non-interest income totaled $94.0 million, an increase of $12.4 million compared to the same period in 2025. BOLI income increased $7.0 million to $14.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in benefit claims recognized. Insurance agency income increased $2.7 million to $17.4 million for the nine months ended September 30, 2026, compared to $14.7 million for the same period in 2025, largely due to increases in contingent commissions, retention revenue and new business activity. Additionally, fee income increased $1.3 million to $33.0 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increases in loan related and deposit fee income. Wealth management income increased $1.1 million to $22.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, mainly due to an increase in the average market value of assets under management during the period.
Non-Interest Expense. For the three months ended September 30, 2026, non-interest expense totaled $140.7 million, an increase of $27.6 million, compared to the three months ended September 30, 2025. The increase was primarily driven by a $17.5 million loss related to the extinguishment of subordinated debt, a $4.8 million increase in compensation and benefits expense, partially due to increases in salary expense, combined with increases in employee medical benefits and incentive-based compensation expenses, $3.7 million related to costs associated with our core system conversion, a $1.3 million increase in data processing expense and a $969,000 increase in other non-interest expense, partially offset by a $934,000 decrease in amortization of intangibles primarily due to a scheduled reduction in the rate of core deposit intangible amortization related to the merger with Lakeland. The increase in data processing expense was primarily due to an increase in software maintenance expense, while the increase in other non-interest expense was due to increases in loan collection and business development expenses.
Non-interest expense totaled $377.1 million for the nine months ended September 30, 2026, an increase of $33.1 million, compared to $344.0 million for the nine months ended September 30, 2025. The increase was primarily driven by a $17.5 million loss related to the extinguishment of subordinated debt. Additionally, compensation and benefits expense increased $12.6 million to $201.4 million for the nine months ended September 30, 2026, compared to $188.8 million for the nine months ended September 30, 2025, primarily attributable to increases in salary expense, employee medical benefits and stock-based compensation expenses, while costs associated with our successful core system conversion totaled $3.7 million. Partially offsetting these increases to non-interest expense, amortization of intangibles decreased $2.8 million to $25.7 million for the nine months ended September 30, 2026, compared to $28.5 million for the nine months ended September 30, 2025, largely due to a scheduled reduction in the rate of core deposit intangible amortization related to the merger with Lakeland.
Income Tax Expense. For the three months ended September 30, 2026, the Company's income tax expense was $23.5 million with an effective tax rate of 25.3%, compared with $29.9 million with an effective tax rate of 29.4% for the three months ended September 30, 2025. The decrease in income tax expense was primarily related to a decrease in pre-tax book income, combined with discrete items related to benefits associated with carry-back tax credits. The effective tax rate change was primarily related to the aforementioned discrete items.
For the nine months ended September 30, 2026, the Company's income tax expense was $82.1 million with an effective tax rate of 26.6%, compared with income tax expense of $88.2 million with an effective tax rate of 29.8% for the nine months ended September 30, 2025. The decrease in tax expense for the nine months ended September 30, 2026 compared with the same period last year was primarily related to a decrease in pre-tax book income, combined with discrete items related to benefits associated with carry-back tax credits. The decrease in the effective tax rate was primarily related to discrete items related to benefits associated with carry-back tax credits and purchases of current year tax credits, partially offset by the effects of recently adopted New Jersey legislation regarding net operating loss usage.

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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2026 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	881,690	16,452	1.9
-100	872,972	7,734	0.9
Static	865,238	—	—
+100	855,614	(9,624)	(1.1)
+200	846,477	(18,761)	(2.2)
The interest rate risk position of the Company is relatively neutral. As a result, the preceding table indicates that, as of September 30, 2026, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.2%, or $18.8 million. In the event of a 200 basis point decrease in interest rates, whereby rates ramp downward evenly over a twelve-month period, net interest income would decrease 1.9%, or $16.5 million over the same period. In this downward rate scenario, rates on deposits have a repricing floor of zero.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2026 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	4,617,936	16,669	0.4	17.4	(3.4)
-100	4,623,990	22,723	0.5	17.8	(1.4)
Static	4,601,267	—	—	18.0	—
+100	4,540,598	(60,669)	(1.3)	18.1	0.6
+200	4,488,355	(112,912)	(2.5)	18.2	1.3

The preceding table indicates that as of September 30, 2026, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to increase 2.5%, or $112.9 million. If rates were to decrease 200 basis points, the present value of equity would decrease 0.4%, or $16.7 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
July 1, 2026 through July 31, 2026	1,008	$24.77	1,008	2,198,463
August 1, 2026 through August 31, 2026	456	23.70	456	2,198,007
September 1, 2026 through September 30, 2026	—	—	—	2,198,007
Total	1,464	24.44	1,464

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
During the three months ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits.
The following exhibits are filed herewith:

3.1
Certificate of Incorporation of Provident Financial Services, Inc. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 2002/Registration No. 333-98241)

3.2
Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566)

4.1
Second Supplemental Indenture, dated August 24, 2026, between Provident Financial Services, Inc. and Wilmington Trust, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2026/File No. 001-31566)

4.2
Form of 6.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (included in Exhibit 4.2) (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2026/File No. 001-31566)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 6, 2026	By:	/s/ Anthony J. Labozzetta
Anthony J. Labozzetta
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Adriano M. Duarte
Adriano M. Duarte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)